Form 10-Q
period 2006-03-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2006-05-10
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000 — 51481

ELECTRO-OPTICAL SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3986004
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3 West Main Street, Suite 201 Irvington, New York	10533 (Zip Code)
(Address of Principal Executive offices)

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

  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 9, 2006 10,865,918 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

ELECTRO-OPTICAL SCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	*

ASSETS
Current Assets:
Cash and cash equivalents	$7,994,454	$18,505,030
Marketable securities	7,841,923	—
Prepaid expenses and other current assets	235,272	210,940
Assets held for sale	156,677	156,677

Total Current Assets	16,228,326	18,872,647
Property and equipment, net	359,185	175,369
Patents and trademarks, net	83,455	84,052
Other assets	33,612	33,612

Total Assets	$16,704,578	$19,165,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $11,263 as of December 31, 2005)	$230,264	$329,462
Accrued expenses (includes related parties of $10,000 as of March 31, 2006 and $15,000 as of December 31, 2005)	800,121	570,052
Other current liabilities	10,041	16,828

Total Current Liabilities	1,040,426	916,342

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 10,865,918 shares at March 31, 2006 and 10,837,833 shares at December 31, 2005	10,866	10,838
Additional paid-in capital	39,383,067	38,934,420
Deferred compensation	(199,347)	(62,610)
Other comprehensive loss	(8,256)	—
Accumulated deficit	(23,522,178)	(20,633,310)

Stockholders’ Equity	15,664,152	18,249,338

Total Liabilities and Stockholders’ Equity	$16,704,578	$19,165,680

See accompanying notes to the financial statements

*	Derived from the Audited Balance Sheet as of December 31, 2005

ELECTRO-OPTICAL SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Operating expenses:
Research and development	$1,985,233	$636,267
General and administrative	1,083,687	504,211

Operating loss from continuing operations	(3,068,920)	(1,140,478)
Interest income	180,052	26,260

Loss from continuing operations	(2,888,868)	(1,114,218)
Loss from discontinued operations	—	(128,543)

Net loss	(2,888,868)	(1,242,761)
Less:
Preferred stock deemed dividends	—	362,039
Preferred stock accretion	—	323,248

Net Loss Attributable to Common Stockholders	$(2,888,868)	$(1,928,048)

Net loss per common share, basic and diluted:
Continuing operations	(0.27)	(1.00)
Discontinued operations	—	(0.07)

Basic and diluted net loss per common share	$(0.27)	$(1.07)

Basic and diluted weighted average number of common shares outstanding	10,851,873	1,809,758

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Loss from continuing operations	$(2,888,868)	$(1,114,218)
Loss from discontinued operations	—	(128,543)

Net loss	(2,888,868)	(1,242,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,973	13,212
Noncash compensation and amortization of deferred compensation	283,853	78,765
Amortization of discount on marketable securities		(14,630)
Changes in operating assets and liabilities:
Decrease in receivables	—	53
Increase in inventories	—	(13,001)
(Increase) decrease in prepaid expenses and other current assets	(24,331)	9,581
Increase (decrease) in accounts payable and accrued expenses	130,871	(92,035)
Decrease in deferred revenues	—	(106,335)
(Decrease) increase in other current liabilities	(6,787)	614

Net cash used in operating activities	(2,488,289)	(1,366,537)

Cash flows from investing activities:
Patent costs	(1,889)	(1,831)
Purchases of property and equipment	(198,304)	(50,104)
(Purchase) redemption of marketable securities	(7,850,179)	1,500,585

Net cash (used in) provided by investing activities	(8,050,372)	1,448,650

Cash flows from financing activities:
Proceeds from exercise of stock options	28,085	—

Net cash provided by financing activities	28,085	—

Net (decrease) increase in cash and cash equivalents	(10,510,576)	82,113
Cash and cash equivalents at beginning of period	18,505,030	108,705

Cash and cash equivalents at end of period	$7,994,454	$190,818

Supplemental Schedule of Noncash Financing Activities:
Preferred stock accretion	—	$323,248
Reclassification of inventories and patents to assets held for sale	—	$156,677

See accompanying notes to financial statements

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Electro-Optical Sciences, Inc., a Delaware corporation (the “Company”), is focused on the design and development of MelaFind®, a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a protocol agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal trial and to establish the safety and effectiveness of the MelaFind® device. Upon obtaining premarket approval, or PMA, from the FDA, the Company plans to launch MelaFind® in the United States.

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

The unaudited financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.	MARKETABLE SECURITIES

The Company’s marketable securities are debt securities primarily consisting of government obligations and corporate debt securities with a weighted average maturity not in excess of twelve months. We classify all of the Company’s marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations.

	March 31, 2006
	Fair	Unrealized
Marketable Securities Consisted of:	Value	Gain (Loss)

Corporate debt securities	$2,370	$(4)
Obligations of US government agencies	5,472	(4)

Total	$7,842	$(8)

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The Company evaluates declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.

At December 31, 2005, the Company did not have an investment in marketable securities. During 2005, all marketable securities were previously classified as held-to-maturity and were redeemed or liquidated prior to December 31, 2005 at their approximate carrying values.

3.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended March 31, 2006, comprehensive loss was $2,897, which includes a net loss of $2,889, and an unrealized loss on available-for-sale marketable securities of $8.

4.	USE OF ESTIMATES

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

5.	RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of the adoption of SFAS 123R, the Company’s net loss and net loss attributable to common stockholders for the quarter ended March 31, 2006 were $95 higher than under the Company’s previous accounting method for share-based compensation.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per common share would have been as follows:

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)

Net loss attributable to common stockholders, as reported	$(1,928)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	79
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effect	(82)

Pro forma net loss	$(1,931)

Basic and diluted earnings per share:
As reported	$(1.07)

Pro forma	$(1.07)

6.	NET LOSS PER COMMON SHARE

Net loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options, warrants and redeemable convertible preferred stock. The weighted average anti-dilutive shares for the three-month periods ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended March 31,
	2006	2005

Common stock options	1,190,976	954,266
Warrants	298,280	2,758,923
Redeemable convertible preferred stock	—	3,398,105

Total	1,489,256	7,111,294

7.	STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans, (the “Plans”) which allow the board of directors to grant incentives to employees, directors and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards.

The compensation expense recognized in the Statement of Operations in the first quarter of 2006 for stock options and restricted stock awards was $284. Cash received from options exercised under all share-based payment arrangements for the quarter ended March 31, 2006 was $28.

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Details regarding the valuation and accounting for stock options are as follows:

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table:

Three Months Ended
March 31, 2006

Expected life	5 years
Expected volatility	60%
Risk-free interest rate	4.8%

The expected life of the options is based on the observed and expected time to post-vesting forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option.

The status of the Company’s stock option plans at March 31, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price per	Contractual	Intrinsic
	of Shares	Share	Term in Years	Value

Outstanding at December 31, 2005	1,115,415	0.95	—	—
Granted	103,646	5.65	—	—
Exercised	(28,085)	1.00	—	—
Forfeited or expired	0	—	—

Outstanding at March 31, 2006	1,190,976	1.35	4.8	$5,413

Vested and exercisable at March 31, 2006	596,274	1.47	5.0	$2,640

During the first quarter of 2006 the weighted-average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model was $5.65 per share. The total intrinsic value of options exercised during the first quarter of 2006 was $128. The requisite service periods for options granted in the first quarter 2006 for employees and consultants were 24 months, and 4 months, respectively.

Stock awards outstanding under the Company’s current plan have been granted at prices which are equal to the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan are generally time-based or performance-based options, and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company has adopted the 2005 Stock Incentive Plan, awards are not issued under the Company’s previous stock option plans. As of March 31, 2006 there was $594 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment, as defined in EITF 96-18, is reached. The costs are classified in the accompanying Statements of Operations based on the nature of the service performed.

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES

On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agrees to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. The agreement will end at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner.

In January 2006, the Company entered into an agreement with ASKION GmbH to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted at over twenty clinical study sites in the United States. The Company is required to make payments to ASKION upon the delivery of the forty separate MelaFind® systems which commenced in February 2006 and is scheduled for completion in July 2006. The Company believes that the total payments to ASKION pursuant to this agreement will not exceed $1.0 million.

During January 2004, the Company entered into an employment agreement with its President and Chief Executive Officer through December 31, 2005, which provided for a base salary of $175, stock options and performance bonuses. The agreement provides for automatic one year renewal terms and renewed automatically for 2006.

During January 2004, the Company amended its employment agreement with its former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three-year term. The amended agreement included a salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into with this former employee, which superceded the amended employment agreement (see Note 12.)

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

9.	INITIAL PUBLIC OFFERING

On October 28, 2005, the Company completed an initial public offering. The company issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share. After deducting underwriting discounts and expenses and offering-related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17,687. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 3,398,105 shares of the Company’s common stock, and all related deemed but unpaid dividends on the redeemable convertible preferred stock were forfeited.

10.	WARRANTS

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

The warrants outstanding at March 31, 2006 consist of a 5 year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and a 7 year warrant to purchase 73,280 shares of Series C preferred stock at an exercise price of $4.52 per share issued in connection

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

with the sale of Series C redeemable convertible preferred stock. Upon completion of the Company’s initial public offering on October 28, 2005, the Series C preferred stock warrants became exercisable for an aggregate of 73,280 shares of the Company’s common stock. Additionally, in connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase common stock at $6.25 per share. The warrants are exercisable commencing October 28, 2006 and have a five year term.

11.	STOCK OPTIONS AND DEFERRED COMPENSATION

Stock Options

As of March 31, 2006, of the total 1,190,976 options outstanding, 562,454 will vest upon the attainment of certain milestones. Effective January 1, 2006, the Company began recognizing compensation expense associated with these unvested stock options in accordance with SFAS 123R using the modified prospective transition method provided for under SFAS 123R.

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

On March 24, 2006, the Company issued to its Acting Chief Operating Officer and a member of the Board, Dr. Gerald Wagner, a stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The exercise price for this stock option grant is the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of this option grant was determined using the Black-Scholes option valuation model on the date of the grant. Compensation expense of $162 was charged to operations during the first quarter 2006.

Deferred Compensation

Deferred compensation attributable to unvested common stock options and restricted stock awards is measured at the measurement date for the respective grants, and reflected as a deduction from stockholders’ equity. The Company issued a restricted stock award of 11,488 shares to an employee in December, 2005 at the closing market price of the Company’s stock on the date of grant, and compensation expense in the amount of $63 for this award will be recognized on a straight line basis over the nontransferable period.

In addition, on March 24, 2006, the Company issued to Dr. Wagner a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind®. The exercise price for this stock option grant is the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of this option grant was determined using the Black-Scholes options valuation model on the date of the grant. Compensation expense of $164 will be recognized over the requisite service period.

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	RELATED PARTY CONSULTING AGREEMENTS

The Company has in place the following consulting agreements with related parties:

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $11 in the quarter ended March 31, 2006. This consulting agreement is terminable by either party by providing thirty days prior written notice.

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

Consulting Agreement with Robert Friedman, M.D.

Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $12 and has accrued $10 for consulting services in the first quarter of 2006.

Consulting Agreement with Gerald Wagner, Ph.D.

On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agrees to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. The agreement will end at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind®. Also, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. (See Note 11.)

13.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

ELECTRO-OPTICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Losses attributable to DIFOTI® operations discontinued in April 2005 amounted to $129 for the quarter ended March 31, 2005.

SFAS No. 144 requires that long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadened the reporting of discontinued operations to include all components of an entity with operations that will be eliminated from ongoing operations of the entity in a disposal transaction. At March 31, 2006, assets held for sale consisted of DIFOTI® related inventories and patents.

14.	SUBSEQUENT EVENT

Richard I. Steinhart was appointed to the position of Vice President, Finance, Chief Financial Officer and Treasurer of the Company, effective as of April 24, 2006.

The Company has employed Mr. Steinhart pursuant to an employment offer letter (the “Offer Letter”) pursuant to which, among other things, Mr. Steinhart will be an “at-will” employee. Mr. Steinhart will be paid an annual base salary of $195. In addition, if (a) Mr. Steinhart’s employment is terminated for any reason, other than for cause (as defined in the Offer Letter), and (b) Mr. Steinhart executes the Company’s form of separation and release agreement, then Mr. Steinhart will receive severance pay of up to six (6) months of his then current base salary, less standard deductions and withholdings. Mr. Steinhart has also been granted, pursuant to the Company’s 2005 Stock Incentive Plan, an option to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price per share equal to the closing price of the Company’s Common Stock on the date of such grant which was $5.82 per share. The option vests in part based on time and in part based on the attainment of milestones, as more specifically set forth in the Offer Letter. Vesting is subject to acceleration if Mr. Steinhart’s employment is terminated by the Company for any reason, other than for cause (as defined in the Offer Letter).

Karen Krumeich resigned as Vice President, Finance, Chief Financial Officer and Treasurer of the Company, effective as of April 24, 2006. In connection with Ms. Krumeich’s resignation, the Company entered into a letter agreement dated April 24, 2006 regarding the terms of her resignation (the “Resignation Agreement”).

Pursuant to the Resignation Agreement, Ms. Krumeich (i) will receive a severance payment in the total amount of $83 which is to be paid in accordance with the Company’s payroll practices, and (ii) will be reimbursed for the cost of continued health coverage under the Consolidated Omnibus Reconciliation Act of 1985 (as amended, “COBRA”) until October 24, 2006, if she elects COBRA coverage. Ms. Krumeich is entitled to exercise the stock option to purchase up to 60,000 shares of the Company’s Common Stock previously granted to her pursuant to the Company’s 2003 Stock Incentive Plan for a period of ninety days following April 24, 2006. The Resignation Agreement contains a general release from Ms. Krumeich, the effectiveness of which is subject to statutory review and revocation periods. No severance payments or other benefits will be paid pursuant to the Resignation Agreement until the statutory revocation period is passed.

Item 2.

ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our Financial Statements and Notes to Financial Statements and with our Annual Report on Form 10K for the year ended December 31, 2005.

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

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of March 31, 2006, we had an accumulated deficit of $23.5 million. We expect to continue to spend significant amounts on the development of MelaFind®. We expect to incur significant commercialization costs when we begin to introduce MelaFind® into the US market. On October 28, 2005, the Company completed an initial public offering. The company issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share. After deducting underwriting discounts and expenses and estimated offering related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17.7 million. We will need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate revenues.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Our research and development expenses incurred for the three months ended March 31, 2006 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially.

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We have also granted to certain employees stock options that vest with the attainment of development milestones. Upon the attainment of the relevant development milestones, there could be a significant compensation charge based on the fair value of such options.

On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. to be effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind® (refer to Notes 11 and 12 for further details). In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vests immediately. The exercise price for these two stock option grants is the closing price per share of the Company’s common stock on the option grant date and the compensation charge to operations will be based on the fair value of such options. The price per share for all of these options was $5.87.

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

In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we are under or over our estimate of the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the US. This is done as of each balance sheet date in our financial statements.

Results of Operations (in thousands)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Research and Development Expense.  Research and development expense for the three months ended March 31, 2006 was $1,985 as compared with $636 for the three months ended March 31, 2005. This increase was attributable to higher personnel and personnel related costs of $112 as we increased our research and development programs, and to increased development costs of our MelaFind® product in the amount of $975.

In addition, we recorded a share-based compensation charge in the amount of $255 for the period ending March 31, 2006 as a result of implementing SFAS 123R, and the issuance of stock options to one consultant.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2006 was $1,084 as compared with $504 for the three months ended March 31, 2005. The increase is due to increased legal and consulting fees of $305, increased costs due to reimbursement and pre-marketing efforts of $200 and general office related expenses of $74 of which $28 was share based compensation.

Interest Income, Interest income for the three months ended March 31, 2006 was $180 as compared to $26 for the three months ended March 31, 2005. The higher interest income recorded for the three months ended March 31, 2006 was a result of increased cash and marketable securities generating interest income. The higher cash balances were a consequence of our October 28, 2005 initial public offering.

Liquidity and Capital Resources (in thousands)

From inception, we have financed our operations primarily through the use of working capital from private placements of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research Grants and similar grants. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of March 31, 2006, we had $15,836 in cash, cash equivalents and marketable securities as compared to $18,505 at December 31, 2005. The decrease was a result of cash used in operating activities partially offset by interest income produced by the cash and marketable equity securities generated as the result of our October 28, 2005 initial public offering.

Our cash, and cash equivalents at March 31, 2006 are liquid investments in money market funds with a commercial bank. Our marketable securities are debt securities with a maturity within one year, and consist of investments in money market funds, corporate bonds, commercial paper, short-term US Treasury obligations and federal agency notes.

Cash Flows from Operating Activities.  Net cash used in operations was $2,488 for the three months ended March 31, 2006. For the corresponding period in 2005 net cash used in operations was $1,367. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities.  Net cash used in our investing activities was $8,050 for the three months ended March 31, 2006 and was principally related to the purchase of investments and equipment purchases. For the corresponding period in 2005, net cash provided by our investing activities was $1,449 principally related to the redemption of investments.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $28 for the three months ended March 31, 2006 due to the sale of common stock upon exercise of options. For the corresponding period in 2005 there was no financing activity.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2006, we had an accumulated deficit of $23.5 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind®system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that the net proceeds from our recently completed initial public offering, including our current cash and cash equivalents and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through mid 2007. If existing cash and cash generated from our recently completed initial public offering are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$859	$207	$573	$79	—

Total	$859	$207	$573	$79	$—

Our long-term obligations are two non-cancelable operating leases for space expiring June 2009 and November 2010. The lease on 3,700 square feet of office and laboratory space expires in June 2009 and the lease on 2,800 square feet of office space expires November 2010.

Related Party Transactions

For a description of our related party transactions, see our financial statements and Note 12 to our financial statements.

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

No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application (the final module), we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process, and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial at the end of 2004 and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations.

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

Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the federal Centers for Medicare and Medicaid Services (CMS) determine that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are new statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for MelaFind®, it may undermine the commercial viability of MelaFind®.

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

We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities, and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months ended March 31, 2006 was $2.9 million, and as of March 31, 2006, we had an accumulated deficit of approximately $23.5 million. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent or abusive acts.

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

As of March 31, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 44% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

If there are substantial sales of our common stock, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly. At March 31, 2006, we had 10,865,918 shares of common stock outstanding. All of the shares offered in our initial public offering completed on November 2, 2005 are freely tradeable without restriction or further registration under the federal securities laws, unless purchased by our affiliates or subject to a lock-up agreement. As of March 31, 2006, 4,191,671 shares of our common stock were subject to lock-up agreements that have been entered into by certain of our stockholders. These lock-up agreements expire on July 24, 2006. We estimate that all of the 6,523,164 shares of our common stock outstanding prior to our initial public offering not previously eligible for sale pursuant to Rule 144(k) will become available for sale under Rule 144(k) beginning October 27, 2006, except for approximately 525,534 shares held by our affiliates which will be eligible for sale subject to the volume, manner of sale and other limitations under Rule 144.

On or before July 28, 2006, we intend to register up to 1,899,875 shares of common stock that are authorized for issuance under our stock option plans. As of March 31, 2006, 1,190,976 shares were subject to outstanding options, of which 596,274 shares were vested. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and restrictions on our affiliates.

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

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2006 two employees exercised options and purchased 28,085 shares of our common stock. We received $28,085 in proceeds. We intend to use these proceeds for research and development activities including clinical trials, development of our sales and marketing capabilities and general corporate purposes including general and administrative expenses

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation.(1)

3.2	By-laws.(2)

4.1	Specimen Common Stock Certificate.(2)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3).(3)

4.3	Form of Warrant Agreement entered into by and between the Registrant, ThinkEquity Partners LLC and Stanford Group Company.(3)

10.1	Production Agreement between the Registrant and Askion GmbH dated as of January 25, 2006.(4)

10.2	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner.(5)

10.3	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(6)

10.4	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(6)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Amendment No. 1 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (File No. 333-125517) filed on July 15, 2005.

(2)	Previously filed in connection with Amendment No. 2 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (File No. 333-125517) filed on August 8, 2005.

(3)	Previously filed in connection with Amendment No. 4 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (File 333-125517) filed on September 27, 2005, as an exhibit to the Form of Underwriting Agreement.

(4)	Previously filed in connection with Registrant’s Form 8-K filed in January 31, 2006.

(5)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2006 as Exhibit 10.17 thereto.

(6)	Previously filed in connection with the Registrant’s Form 8-K filed on April 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.

By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006

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