Form 10-Q
period 2006-06-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2006-08-10
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000 — 51481
ELECTRO-OPTICAL SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3986004
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3 West Main Street, Suite 201	10533
Irvington, New York	(Zip Code)
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
Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2006 10,944,602 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$6,536,710	$18,505,030
Marketable securities	6,478,998	—
Prepaid expenses and other current assets	209,733	210,940
Assets held for sale	156,677	156,677

Total Current Assets	13,382,118	18,872,647
Property and equipment, net	451,464	175,369
Patents and trademarks, net	85,391	84,052
Other assets	39,758	33,612

Total Assets	$13,958,731	$19,165,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $23,500 as of June 30, 2006 and $11,263 as of December 31, 2005)	$256,431	$329,462
Accrued expenses (includes related parties of $6,417 as of June 30, 2006 and $15,000 as of December 31, 2005)	650,610	570,052
Other current liabilities	11,746	16,828

Total Current Liabilities	918,787	916,342

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 10,879,668 shares at June 30, 2006 and 10,837,833 shares at December 31, 2005	10,880	10,838
Additional paid-in capital	39,731,273	38,934,420
Deferred compensation	(247,944)	(62,610)
Other comprehensive loss	(4,337)	—
Accumulated deficit	(26,449,928)	(20,633,310)

Stockholders’ Equity	13,039,944	18,249,338

Total Liabilities and Stockholders’ Equity	$13,958,731	$19,165,680

* Derived from the audited balance sheet as of December 31, 2005
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating expenses:
Research and development	$2,020,643	$909,557	$4,005,876	$1,545,824
General and administrative	1,080,596	491,720	2,164,283	995,931

Operating loss from continuing operations	(3,101,239)	(1,401,277)	(6,170,159)	(2,541,755)
Interest income	173,489	36,509	353,541	62,769

Loss from continuing operations	(2,927,750)	(1,364,768)	(5,816,618)	(2,478,986)
Loss from discontinued operations	—	(201,568)	—	(330,111)

Net loss	(2,927,750)	(1,566,336)	(5,816,618)	(2,809,097)
Less:
Preferred stock deemed dividends	—	357,025	—	719,064
Preferred stock accretion	—	323,248	—	646,496

Net Loss Attributable to Common Stockholders	$(2,927,750)	$(2,246,609)	$(5,816,618)	$(4,174,657)

Net loss per common share, basic and diluted:
Continuing operations	$(0.27)	$(1.13)	$(0.54)	$(2.13)
Discontinued operations	—	(0.11)	—	(0.18)

Basic and diluted net loss per common share	$(0.27)	$(1.24)	$(0.54)	$(2.31)

Basic and diluted weighted average number of common shares outstanding	10,869,393	1,809,758	10,860,682	1,809,758

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(5,816,618)	$(2,478,986)
Loss from discontinued operations	—	(330,111)

Net loss	(5,816,618)	(2,809,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(1,000)
Depreciation and amortization	48,872	25,098
Noncash compensation and amortization of deferred compensation	573,911	121,230
Amortization of discount on marketable securities	—	(30,072)
Changes in operating assets and liabilities:
Decrease in receivables	—	8,128
Increase in inventories	—	(16,122)
Decrease in prepaid expenses and other current assets	1,208	9,293
Deferred registration costs	—	(79,169)
Increase in other assets	(6,146)	—
Increase in accounts payable and accrued expenses	7,527	5,382
Decrease in deferred revenues	—	(106,335)
Decrease in other current liabilities	(5,082)	(17,284)

Net cash used in operating activities	(5,196,328)	(2,889,948)

Cash flows from investing activities:
Patent costs	(10,377)	(2,822)
Purchases of property and equipment	(315,930)	(81,337)
(Purchase) redemption of marketable securities	(6,483,335)	3,007,110

Net cash (used in) provided by investing activities	(6,809,642)	2,922,951

Cash flows from financing activities:
Payment for stock subscription receivable	—	34,500
Proceeds from exercise of stock options	37,650	—

Net cash provided by financing activities	37,650	34,500

Net (decrease) increase in cash and cash equivalents	(11,968,320)	67,503
Cash and cash equivalents at beginning of period	18,505,030	108,705

Cash and cash equivalents at end of period	$6,536,710	$176,208

Supplemental Schedule of Noncash Financing Activities:
Preferred stock accretion	—	$646,496
Reclassification of inventories and patents to assets held for sale	—	$156,677
See accompanying notes to financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (the “Company”), is focused on the design and development of MelaFind ® , a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a protocol agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal trial and to establish the safety and effectiveness of the MelaFind ® device. Upon obtaining premarket approval, or PMA, from the FDA, the Company plans to launch MelaFind ® in the United States.
To date the Company has not generated any revenues from MelaFind ® . All of the Company’s historical revenues have come from activities and products that have since been discontinued, including our DIFOTI ® product, a non-invasive imaging device for the detection of dental cavities. The Company discontinued all operations associated with its DIFOTI ® product effective as of April 5, 2005, in order to focus its resources on the development and commercialization of MelaFind ® . The Company is currently seeking a buyer for the DIFOTI ® assets, and does not expect to have any significant continuing responsibility for the DIFOTI ® business after the sale of the DIFOTI ® assets.
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
2. MARKETABLE SECURITIES
The Company’s marketable securities are debt securities primarily consisting of government obligations and corporate debt securities with a weighted average maturity not in excess of six months. We classify all of the Company’s marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of June 30, 2006, marketable securities consisted of:

	June 30, 2006
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$1,993	$(3)
Obligations of US government agencies	4,486	(1)

Total	$6,479	$(4)

The Company evaluates declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the six months ended June 30, 2006, comprehensive loss was $5,821, which includes a net loss of $5,817, and an unrealized loss on available-for-sale marketable securities of $4.
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
5. RECENT ACCOUNTING DEVELOPMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three month and six month periods ended June 30, 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation ; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
As a result of the adoption of SFAS 123R, incremental compensation expense for the three and six month periods ended June 30, 2006 amounted to $263 and $358, respectively. At June 30, 2006 total unrecognized compensation cost amounted to approximately $2,006, representing 921,592 unvested options.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per common share would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands except per share amounts)
Net loss attributable to common stockholders, as reported	$(2,247)	$(4,175)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	8	87
Deduct: Stock-based employee compensation expense determined	(9)	(91)

Pro forma net loss	$(2,248)	$(4,179)

Basic and diluted earnings per share:
As reported	$(1.24)	$(2.31)

Pro forma	$(1.24)	$(2.31)

6. NET LOSS PER COMMON SHARE
Net loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options, warrants and redeemable convertible preferred stock which are summarized as follows:

	June 30,
	2006	2005
Common stock options	1,651,705	899,875
Warrants	298,280	2,758,923
Redeemable convertible preferred stock	—	3,398,105

Total	1,949,985	7,056,903

7. STOCK-BASED COMPENSATION AND DEFERRED COMPENSATION
The Company has three stock-based compensation plans, (the “Plans”) which allow the Board of Directors to grant incentives to employees, directors and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards.
The compensation expense recognized in the Statement of Operations in the second quarter of 2006 for stock options and restricted stock awards amounted to $290, and for the six months ended June 30, 2006 compensation expense amounted to $574. Cash received from options exercised under all share-based payment arrangements for the three and six months ended June 30, 2006 was $10 and $38, respectively.

Details regarding the valuation and accounting for stock options are as follows:
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Six Months
Ended June 30, 2006
Expected life	5 years
Expected volatility	60%
Risk-free interest rate	5.15%
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option.
     The status of the Company’s stock option plans at June 30, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2005	1,115,415	$0.95	4.4	$4,935
Granted	578,125	6.42	4.8	$731
Exercised	(41,835)	.90	N/A	$228
Forfeited or expired	0	—	—	—

Outstanding at June 30, 2006	1,651,705	2.87	4.6	$7,969

Vested and exercisable at June 30, 2006	600,524	1.64	4.8	$3,632

During the second quarter of 2006 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $3.95 per share, and for the six months ended June 30, 2006 the weighted average was $3.81 per share. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $100 and $228, respectively. The requisite service periods for options granted in the first three and six months of 2006 for employees and consultants were five years.
Stock awards under the Company’s current plan are granted at prices which are equal to the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan (“2005 Plan”) are generally time-based or performance-based options, and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company has adopted the 2005 Plan, awards are not issued under the Company’s previous stock option plans. As of June 30, 2006, of the total 1,651,705 options outstanding (including 50,000 options awarded to a consultant) 1,051,181 have not vested. Of this total nonvested amount, 946,933 will vest upon the attainment of certain milestones and the balance will vest over the requisite service period. As of June 30, 2006, there was $2,254 of total unrecognized compensation cost related to nonvested options (including $248 of deferred compensation). As of June 30, 2006 there were 690,135 shares available for future grant under the Company’s 2005 plan.
The employment agreement with the President and Chief Executive Officer (Dr. Gulfo) includes three separate grants of common stock options. The first two stock option grants for a total of 81,753 shares of the Company’s common stock have fully vested. The number of shares of the Company’s common stock subject to the third stock option can only be calculated at the time of PMA approval of MelaFind ® .

The number of shares under this option is equal to that number of shares of our common stock equal to four percent of the Company’s fully diluted capital stock at the time of PMA approval of MelaFind ® minus the 81,753 options granted to Dr. Gulfo under the employment agreement. At June 30, 2006, total unvested options outstanding for Dr. Gulfo amounted to 431,433.
On March 24, 2006, the Company issued to its Acting Chief Operating Officer and a member of the Board, Dr. Gerald Wagner, a stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The exercise price for this stock option grant was the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of this option grant was determined using the Black-Scholes option valuation model on the date of the grant. Compensation expense of $162 was charged to operations during the first quarter 2006.
On April 24, 2006 the Company entered into an agreement with Richard I. Steinhart to serve as the Company’s Vice-President of Finance and Chief Financial Officer. In accordance with that agreement Mr. Steinhart received a five year option under the Company’s 2005 Plan to purchase up to 100,000 shares of common stock at $5.82 per share.
On May 29, 2006 the Company entered into an agreement with Christiano S. Butler to serve as the Company’s Vice-President of Technical Support. In accordance with that agreement, Mr. Butler received a five year option under the Company’s 2005 Plan to purchase up to 40,000 shares of common stock at $7.60.
At the Company’s May 22, 2006 Board of Directors meeting, the Board approved management’s recommendation to award incentive stock options to a group of 27 employees. A total of 315,500 shares (excluding Mr. Steinhart’s and Mr. Butler’s options) were awarded to Company employees under the Company’s 2005 Plan.
Deferred Compensation
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. Under this method of accounting, we record deferred compensation during the quarter the grant is issued for the entire option value based on the Black Scholes valuation model. Subsequently the deferred compensation is adjusted each quarter until vesting occurs and the charge is taken. Deferred compensation attributable to non-vested options or restricted stock is reflected as a reduction of stockholder’s equity. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
On March 24, 2006, the Company issued to Dr. Wagner, in connection with his on-going engagement as a consultant, a stock option grant of 50,000 shares of the Company’s common stock which fully vests immediately upon commencement of the pivotal trial for MelaFind ® . The exercise price for this stock option grant is the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of this option grant is determined using the Black-Scholes options valuation model at each reporting date until vesting has occurred. As of June 30, 2006, total deferred compensation for this grant amounted to $239.
In December 2005, the Company issued a restricted common stock award of 11,488 shares to an employee at the closing market price of the Company’s stock on the date of grant, and compensation expense in the amount of $63 for this award will be recognized on a straight line basis over the nontransferable period. For the three and six month periods ended June 30, 2006, $27 and $54 respectively was charged to compensation expense.

8. COMMITMENTS AND CONTINGENCIES
In connection with the planned start of our clinical trials, we have committed to several clinical sites a total amount of approximately $63 in contracts that do not exceed one year. These contracts are cancelable by us with up to 90 days prior notice.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agrees to pay Dr. Wagner an annual amount of $180 payable monthly over the term of the agreement. The agreement will end at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner. (See Note 7)
In January 2006, the Company entered into an agreement with ASKION GmbH to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted at up to twenty clinical study sites in the United States. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. This contract commenced in February 2006 and is expected to be completed later this year. Total payments to ASKION during 2006 have totaled approximately $1,300 of which approximately $900 was paid in accordance with this agreement. In addition, pursuant to the agreement, the Company has instituted additional test procedures at ASKION to ensure proper operation of the MelaFind® systems. These test procedures will require additional funding and the payments for this testing will take place over the next several months.
During January 2004, the Company entered into an employment agreement with its President and Chief Executive Officer through December 31, 2005, which provided for a base salary of $175, stock options and performance bonuses. The agreement provided for automatic one year renewal terms and renewed automatically for 2006. Effective May 31, 2006 the base salary was increased to $235, and he received a bonus in the amount of $50.
During January 2004, the Company amended its employment agreement with its former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three-year term. The amended agreement included a salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into with this former employee, which superceded the amended employment agreement. (See Note 11)
The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
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
The warrants outstanding at June 30, 2006 consist of a 5 year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and a 7 year warrant to purchase 73,280 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock. Additionally, in connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase common stock at $6.25 per share. The warrants are exercisable commencing October 28, 2006 and have a five year term.
11. RELATED PARTY CONSULTING AGREEMENTS (see Note 7)
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind ® , and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $8 and $25, respectively, for the three and six month period ending June 30, 2006. This consulting agreement is terminable by either party by providing thirty days prior written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company has agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extends for a period of two years and is automatically renewable for an additional one year period. In the event of a non-renewal, or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, we will pay Dr. Elbaum a termination fee of $100.
Consulting Agreement with Robert Friedman, M.D.
Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind ® . In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement automatically renewed effective June 1, 2006 for an additional one-year term and is automatically renewable for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $10 and $22, respectively, for the three and six month period ending June 30, 2006.
Consulting Agreement with Gerald Wagner, Ph.D.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. The agreement will end at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind ® . Also, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. (See Note 7.)

12. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On March 9 through March 21, 2005, the Company was inspected by the FDA in connection with its DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. On March 21, 2005, the Company was cited for failure to comply fully with FDA Quality System Regulation, or QSR, mandated procedures. These inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. The Company is in the process of addressing the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA visited the Company’s facility for a follow-up inspection. No non-conformities or negative observations were reported to the Company.
The Company decided to discontinue all operations associated with its DIFOTI ® product effective as of April 5, 2005, in order to focus its resources and attention on the development and commercialization of MelaFind ® . The Company is currently seeking an acquirer for the DIFOTI ® assets and does not expect to have any significant continuing responsibility for the DIFOTI ® business after its disposition. Losses attributable to DIFOTI ® operations discontinued in April 2005 amounted to $202 for the quarter ended June 30, 2005 and $330 for the six months then ended.
SFAS No. 144 requires that long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadened the reporting of discontinued operations to include all components of an entity with operations that will be eliminated from ongoing operations of the entity in a disposal transaction. At June 30, 2006, assets held for sale consisted of DIFOTI ® related inventories and patents.

ITEM 2
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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of June 30, 2006, we had an accumulated deficit of $26.4 million. We expect to continue to spend significant amounts on the development of MelaFind®. We expect to incur significant commercialization costs when we begin to introduce MelaFind® into the US market. On October 28, 2005, the Company completed an initial public offering. The Company issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share.

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
Our research and development expenses incurred for the three and six months ended June 30, 2006 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. Over the last six months we have developed a relationship with a company named ASKION GmbH of Gera, Germany. ASKION has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION is currently preparing MelaFind® systems for our pivotal clinical trials that we expect to begin later this year. These additional research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially.
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
Revenue Recognition
We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 and account for the DIFOTI® revenue and expenses as a discontinued operation. Revenue from the DIFOTI® product sales had been recognized at the time of delivery and acceptance, after consideration of all the terms and conditions of the customer contract.
We currently do not have any commercialized products or any significant source of revenue.

Stock-Based Compensation and Deferred Compensation
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options in 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
We have also granted to certain employees stock options that vest with the attainment of development milestones not under the Company’s control. Upon the attainment of the relevant development milestones, there could be a significant compensation charge based on the fair value of such options.
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No.96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment, as defined in EITF 96-18, is reached. Under this method of accounting, we record a deferred charge during the quarter the grant is issued for the entire option value based on the Black Scholes valuation model. We then adjust the deferred charge each subsequent quarter until vesting occurs.
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
Results of Operations (in thousands)
As we work on developing our non-invasive melanoma detection system, MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Overall spending has remained relatively consistent throughout the first half of 2006. We expect these trends to continue throughout the year. As we move to the start, and during the pivotal clinical trials for MelaFind® we would expect an increase in costs associated with this work.
Our overall general and administrative costs have grown over the prior year but have also remained relatively consistent during the first half of 2006.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Research and Development Expense.
Research and development expense for the three months ended June 30, 2006 was $2,021 as compared with $910 for the three months ended June 30, 2005. This increase was primarily attributable to an increase in product development activities including manufacturing, preparation for clinical trials, regulatory filings and compliance totaling $804. We also had an increase in consulting fees of $141 associated with our product development activities.
In addition, we recorded a share-based compensation charge of $129 for research and development personnel for the three months ended June 30, 2006. This expense includes charges in accordance with SFAS 123R, which we implemented beginning January 1, 2006.
General and Administrative Expense.
General and administrative expense for the three months ended June 30, 2006 was $1,081 as compared with $492 for the three months ended June 30, 2005. The increase was due to a rise in personnel and related costs totaling $161, an increase in professional and consulting fess in the amount of $120, and an increase in rent, insurance and overhead totaling $157, of which $58 was attributable to higher insurance premiums for Director and Officer insurance coverage.
In addition, our share based compensation expense increased by $153 during the three months ended June 30, 2006 as a result of the implementation of SFAS 123R.
At the start of 2006 certain salaries, benefits and share based compensation costs were classified into research and development expenses to reflect the nature of the services provided by selected personnel. For the three months ended June 30, 2006 this charge was approximately $45. Based on this allocation general and administrative costs were reduced by approximately $45 and research and development costs were increased by a like amount.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Our six month 2006 trend is consistent with the three month spending noted above.
Research and Development Expense.
Research and development expense for the six months ended June 30, 2006 was $4,006 as compared with $1,546 for the six months ended June 30, 2005. This increase was attributable to higher personnel and personnel related costs of $146 as we increased our research and development programs, and increased product development activities of our MelaFind® product in the amount of $1,941. Of this total we expended approximately $1,300 with our development partner, ASKION, GmbH of Gera Germany.

In addition, we recorded a $385 share-based compensation charge for certain research and development personnel for the six months ended June 30, 2006. This expense includes charges in accordance with SFAS 123R, and the issuance of stock options.
General and Administrative Expense.
General and administrative expense for the six months ended June 30, 2006 was $2,164 as compared with $996 for the six months ended June 30, 2005. Higher costs associated with our status as a public company included increased legal and consulting fees of $537, and an increase of $116 in our insurance costs primarily relating to increases in Director and Officer insurance coverage. As noted above, beginning January 1, 2006 certain salaries, benefits and share based compensation costs were classified into research and development expenses to reflect the services provided by selected personnel. As a result approximately $90 in salaries and related expenses were and will continue to be charged to research and development, thus reducing general and administrative costs by a like amount.
In addition we had increased costs in our reimbursement and pre-marketing efforts of $198 and staff expansion totaling $70. We also had an increase of $102 for recording a share-based compensation charge in accordance with SFAS 123R.
Interest Income.
Interest income for three and the six months ended June 30, 2006 was $173 and $354 respectively, as compared to $37 and $63 respectively, for the comparative periods in the previous year. This increase was directly attributable to an increase in cash and marketable securities generated as a result of our initial public offering on October 28, 2005.
Liquidity and Capital Resources (in thousands)
From inception, we have financed our operations primarily through the use of working capital from private placements of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants. In October and November of 2005 we sold a total of 4,262,300 shares of common stock in an initial public offering that resulted in approximately $17.7 in net proceeds. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of June 30, 2006, we had $13,016 in cash, cash equivalents and marketable securities as compared to $18,505 at December 31, 2005. The decrease was a result of cash used in operating activities partially offset by interest income produced by our cash and marketable securities.
Our cash and cash equivalents at June 30, 2006 are liquid investments in money market funds with a commercial bank. Our marketable securities are debt securities with a maturity within six months and consist of investments in corporate bonds, short-term US Treasury obligations and federal agency notes.
Cash Flows from Operating Activities.
Net cash used in operations was $5,196 for the six months ended June 30, 2006. For the corresponding periods in 2005 net cash used in operations was $2,890. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities.
Net cash used in our investing activities was $6,810 for the six months ended June 30, 2006 and was principally related to the purchase of investments of approximately of $6,483 and $316 for the purchase of scientific equipment and leasehold improvements in support of our MelaFind® development. For the corresponding period in 2005, net cash provided by our investing activities was $2,923 and was principally related to the redemption of investments.

Cash Flows from Financing Activities.
Net cash provided by financing activities was $38 for the six months ended June 30, 2006 and reflects proceeds from to the sale of common stock upon exercise of options. For the corresponding period in 2005 net cash provided from financing activities was $35 which reflected proceeds from a stock subscription receivable.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2006, we had an accumulated deficit of $26.4 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that the net proceeds from our recently completed initial public offering, including our current cash, cash equivalents, marketable equity securities and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through mid 2007. If existing cash and cash generated from our recently completed initial public offering are insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
		(dollars in thousands)
Operating Leases	$916	$244	$509	$163	—

Total	$916	$244	$509	$163	$—

Our long-term obligations are two non-cancelable operating leases for space expiring June 2009 and November 2010. The lease on 3,700 square feet of office and laboratory space expires in June 2009 and the lease on 2,800 square feet of office space expires November 2010. In May 2006, we leased an additional 1,250 square feet at our laboratory facility for three years also expiring June 2009.
In connection with the planned start of our clinical trials, we have committed to several clinical sites a total of approximately $63 in contracts that do not exceed one year. These contracts are cancelable by us with up to 90 days prior notice.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. to be effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind®. As a consultant to the company we utilize EITF 96-18 to account for this grant. Under this method, we record a charge based on the fair market value of the option at the end of each quarter and adjust that charge each subsequent quarter until the option vests. For the three months ended June 30, 2006 we recorded deferred compensation of $239 for this grant.
In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vests immediately. The Company recorded a $161 compensation charge during the first quarter ended March 31, 2006. Refer to Notes 7 and 8 to our financial statements for further details.
The exercise price for these two stock option grants is the closing price per share of the Company’s common stock on the option grant date.
For a more detailed description of our related party transactions, see our financial statements and the related notes to our financial statements in Note 11.
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

Recent Accounting Developments
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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
We do not expect to be able to commercialize MelaFind® before the end of 2007. If we are unable to develop, obtain regulatory approval for or successfully commercialize MelaFind®, we will be unable to generate revenue.
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
No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application (the final module), we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial at the end of 2004 and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations.
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
Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the Centers for Medicare and Medicaid Services (CMS) determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are new statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for MelaFind®, it may undermine the commercial viability of MelaFind®.
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

We are currently refining the hardware systems and expect to have new systems available in order to start the pivotal clinical trial in 2006. However, we cannot provide any assurances that we will have these systems available on a timely basis. In addition, the pivotal clinical trial and supporting clinical studies will require the involvement of larger numbers of clinical sites than we have previously engaged at any single time and the recruitment of large numbers of patients. If the clinical sites, which enroll patients on a best efforts basis, do not provide cases at rates anticipated for any reason (such as, for example, lower than forecasted clinical site productivity), we may face delays or may be unable to complete the development of MelaFind®.
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
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the six months ended June 30, 2006 was $5.8 million, and as of June 30, 2006, we had an accumulated deficit of approximately $26.4 million. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.
We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. We believe that electro-optical products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica, Ltd.; LINOS Photonics, Inc.; Biomips Engineering and Sci.Base, AB. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:
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
In addition to the foregoing, our clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous other reasons, including, but not limited to, the following:
•	the FDA, an Institutional Review Board (IRB) or other regulatory authorities place our clinical trial on hold;
•	patients do not enroll in clinical trials at the rate we expect;
•	patient follow-up is not at the rate we expect;
•	IRBs and third-party clinical investigators delay or reject our trial protocol;
•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;
•	changes in governmental regulations or administrative actions; and
•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.
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
In some foreign markets, which we may seek to enter in the future, pricing and profitability of medical devices are subject to government control. In the US, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed healthcare in the US and proposed legislation intended to control the cost of publicly funded healthcare programs could significantly influence the purchase of healthcare services and products and may force us to reduce prices for MelaFind® or result in the exclusion of MelaFind® from reimbursement programs.
MelaFind® may never achieve market acceptance even if we obtain regulatory approvals.
To date, only those patients who were treated by physicians involved in our clinical trials have been evaluated using MelaFind®, and even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse MelaFind®. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions and there are recommendations from prominent physicians that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. If MelaFind® receives the appropriate regulatory approvals but does not achieve an adequate level of acceptance by patients, physicians and healthcare payors, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of MelaFind® will depend on a number of factors, including:
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
Our operations have consumed substantial amounts of cash for each of the last six years. We currently believe that our available cash, cash equivalents and marketable securities, including the proceeds from our initial public offering, will be sufficient to fund our anticipated levels of operations through mid 2007. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting a clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
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
We do not have a sales organization and have no experience as a company in the marketing and distribution of devices such as MelaFind®. To achieve commercial success for MelaFind®, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to market MelaFind® in the US, focused on introducing it at high volume dermatologists’ offices and training their staff in its use, but we have not made any final determinations regarding the use of a particular marketing channel. We anticipate that we will need additional funds in order to implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the US are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.
We will need to contract with third parties in order to sell and install our products in larger markets, including non-specialist dermatologists and primary care physicians. To the extent that we enter into arrangements with third parties to perform marketing and distribution services in the US, our product revenue could be lower and our costs higher than if we directly marketed MelaFind®. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue and may not become profitable.
We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of MelaFind®, our growth could be limited and our business could be harmed.
We have not yet completed the development and testing of MelaFind® and as a result have no experience in manufacturing MelaFind® for commercial distribution. We currently have limited resources, facilities and experience to commercially manufacture MelaFind®. In order to produce MelaFind® in the quantities we anticipate to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.
We currently plan to outsource certain production aspects to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations.

Similarly, when we enter into contracts for the third-party manufacture of our devices, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we are developing relationships will have or sustain the ability to produce the quantities of MelaFind® needed for development or commercial sales or will be willing to do so at prices that allow MelaFind® to compete successfully in the market.
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
MelaFind® is complex and may contain undetected design defects and errors when first introduced, or errors that may be introduced when enhancements are released. Such defects and errors may occur despite our testing and may not be discovered until after our devices have been shipped to and used by our customers. The existence of these defects and errors could result in costly repairs, returns of devices, diversion of development resources and damage to our reputation in the marketplace. Any of these conditions could have a material adverse impact on our business, financial condition and results of operations. In addition, when we contract with third-party manufacturers for the production of our products, these manufacturers may inadvertently produce devices that vary from devices we have produced in unpredictable ways that cause adverse consequences.
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
We have entered into a development agreement with ASKION to complete developmental engineering and testing of our hand-held imaging device, and have also entered into a production agreement with ASKION to assemble the components and produce initial quantities of our hand-held imaging devices for clinical trials. We intend to enter into a contract for commercial production of the hand-held imaging devices once specifications for MelaFind® have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms. Failure to enter into such an agreement with ASKION would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, we have entered into a confidentiality agreement and a development agreement with Carl Zeiss Jena GmbH for lens objective assemblies, and we intend to enter into a contract for the commercial production of lenses. These lenses are currently assembled by ASKION utilizing the lens elements produced by Optyka. The manufacturing agreement with ASKION will include integration of these lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Carl Zeiss Jena GmbH, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the pivotal clinical trial and/or the commercial sale of MelaFind® and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.
We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulation.
We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind® in late 2007. Assuming that regulatory approval of MelaFind® is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the device. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations would be materially and adversely affected.

Assuming that MelaFind® is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to current Good Manufacturing Practices (cGMP) requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for MelaFind® and will have to complete such an inspection successfully before we ship any commercial MelaFind® devices. However, we were previously inspected in connection with DIFOTI®, which we have discontinued for business reasons, and were cited for failures to comply fully with QSR mandated procedures. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. We have discussed the findings in a subsequent meeting with the FDA and are in the process of addressing the deficiencies. We are working with consultants to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimate MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing its concerns, or if our efforts to address the deficiencies should prove unsuccessful, we might be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use of MelaFind® by physicians may dissuade physicians from either purchasing or using MelaFind® and could have a material adverse effect on our ability to commercialize MelaFind®.
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
Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign MelaFind® to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees.

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
Our long-term success is dependent, in large part, on the design, development and commercialization of MelaFind® and other new products and services in the medical device industry. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that MelaFind® or other potential products will achieve market acceptance. In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the US. Generally accepted accounting principles in the US are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
Our financial results for future periods will be affected by the attainment of milestones.
We have granted to certain employees stock options that vest with the attainment of various performance and development milestones. Upon the attainment of these milestones we will be required to recognize a stock based compensation expense in an amount based on the fair value of the options. This could be a significant charge.
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.
We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (SOX), as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs, to divert management attention from operations and strategic opportunities, and to make legal, accounting and administrative activities more time-consuming and costly. We have incurred substantially higher costs to maintain directors’ and officers’ insurance since becoming a public company.

We are in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have retained a consultant to assist us and are currently evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our assessment of our internal controls as they relate to financial reporting, as required by Section 404 of the SOX. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 of the SOX in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, since there is no precedent available by which to measure compliance adequacy. As a small company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. As a public company, we require greater financial resources than we required as a private company. Implementing these changes may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts would require a potentially significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the SOX. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements could cause the trading price of our common stock to decrease substantially.
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
As of June 30, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate beneficially owned approximately 44% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
If there are substantial sales of our common stock, our stock price could decline.
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly. At June 30, 2006, we had 10,879,668 shares of common stock outstanding. All of the shares offered in our initial public offering completed on November 2, 2005 are freely tradeable without restriction or further registration under the federal securities laws, unless purchased by our affiliates or subject to a lock-up agreement. As of June 30, 2006, 4,191,671 shares of our common stock were subject to lock-up agreements that have been entered into by certain of our stockholders that expired on July 24, 2006. We estimate that all of the 6,523,164 shares of our common stock outstanding prior to our initial public offering not previously eligible for sale pursuant to Rule 144(k) will become available for sale under Rule 144(k) beginning October 27, 2006, except for approximately 525,534 shares held by our affiliates which will be eligible for sale subject to the volume, manner of sale and other limitations under Rule 144.

On July 31, 2006, we registered 1,899,875 shares of common stock on form S-8 that are authorized for issuance under our stock option plans. We intend to register up to 325,135 shares of our common stock available for issuance pursuant to our 2005 stock option plan on Form S-8 in the third quarter of 2006 or thereafter. We intend to register additional shares of our common stock on Form S-8 to the extent necessary to cover any additional shares that may be authorized for issuance under our stock option plans by our board of directors (or compensation committee) in accordance with the terms of our stock option plans. As of June 30, 2006, 1,651,705 shares were subject to outstanding options, of which 600,524 shares were vested.
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.
Provisions of our restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:
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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form lO-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2006 two consultants exercised options and purchased 13,750 shares of our common stock. We received $9,565 in proceeds. We intend to use these proceeds for general corporate purposes.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of Stockholders of the Company was held on May 22, 2006.
Our stockholders voted on proposals to elect directors and ratify the selection by the audit committee of our board of directors of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

All nominees for election to the board as directors were elected to serve until the 2007 Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until such director’s earlier death, resignation or removal. The stockholders also ratified the selection of the independent registered public accounting firm by the audit committee of our board of directors. The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Proposal	Shares For	Shares Withheld	Shares Abstaining
Election of Directors
Joseph V. Gulfo, MD	8,689,521	222,389
Breaux Castleman	7,689,521	1,222,389
Sidney Braginsky	8,889,521	22,389
George C. Chryssis	8,889,521	22,389
Martin D. Cleary	8,889,521	22,389
Dan W. Lufkin	8,889,521	22,389
Gerald Wagner, Ph.D.	8,889,521	22,389

Ratification of Eisner LLP	8,440,952	3,789	467,169
Item 5. Other Information.
(a) Not applicable.
(b) Not applicable.

ITEM 6. Exhibits
3.1	Fourth Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Specimen Common Stock Certificate. (2)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3). (3)

4.3	Form of Warrant Agreement entered into by and between the Registrant, ThinkEquity Partners LLC and Stanford Group Company. (3)

10.1	Production Agreement between the Registrant and Askion GmbH dated as of January 25, 2006. (4)

10.2	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner. (5)

10.3	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich. (6)

10.4	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart. (6)

10.5	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler. (7)

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Amendment No. 1 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file No. 333-125517) filed on July 15, 2005.

(2)	Previously filed in connection with Amendment No. 2 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file No. 333-125517) filed on August 8, 2005.

(3)	Previously filed in connection with Amendment No. 4 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file 333-125517) filed on September 27, 2005, as an exhibit to the Form of Underwriting Agreement.

(4)	Previously filed in connection with Registrant’s Form 8-K filed in January 31, 2006.

(5)	Previously filed in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2006 as Exhibit 10.17 thereto.

(6)	Previously filed in connection with the Registrant’s Form 8-K filed on April 27, 2006.

(7)	Previously filed in connection with the Registrant’s Form 8-K filed on June 2, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 10, 2006

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