Form 10-Q
period 2006-09-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2006-11-14
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000 — 51481
ELECTRO-OPTICAL SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3986004 (I.R.S. Employer Identification No.)

3 West Main Street, Suite 201 Irvington, New York (Address of Principal Executive offices)	10533 (Zip Code)
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
Yes ☐      No ☑
As of November 13, 2006 13,276,986 shares of the Registrant’s Common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$9,598,868	$18,505,030
Marketable securities	998,170	—
Prepaid expenses and other current assets	97,557	210,940
Assets held for sale	156,677	156,677

Total Current Assets	10,851,272	18,872,647
Property and equipment, net	552,065	175,369
Patents and trademarks, net	100,751	84,052
Other assets	39,758	33,612

Total Assets	$11,543,846	$19,165,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $24,500 as of September 30, 2006 and $11,263 as of December 31, 2005)	$384,140	$329,462
Accrued expenses (includes related parties of $15,000 as of December 31, 2005)	291,845	570,052
Other current liabilities	13,703	16,828

Total Current Liabilities	689,688	916,342

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 10,952,602 shares at September 30, 2006 and 10,837,833 shares at December 31, 2005	10,953	10,838
Additional paid-in capital	39,718,744	38,934,420
Deferred compensation	—	(62,610)
Other comprehensive loss	(401)	—
Accumulated deficit	(28,875,138)	(20,633,310)

Stockholders’ Equity	10,854,158	18,249,338

Total Liabilities and Stockholders’ Equity	$11,543,846	$19,165,680

*	Derived from the audited balance sheet as of December 31, 2005
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating expenses:
Research and development	$1,647,892	$876,193	$5,653,768	$2,422,017
General and administrative	928,861	491,976	3,093,144	1,487,907

Operating loss from continuing operations	(2,576,753)	(1,368,169)	(8,746,912)	(3,909,924)

Interest income (expense)	151,543	(2,574)	505,084	60,195

Loss from continuing operations	(2,425,210)	(1,370,743)	(8,241,828)	(3,849,729)
Loss from discontinued operations	—	(71,966)	—	(402,077)

Net loss	(2,425,210)	(1,442,709)	(8,241,828)	(4,251,806)
Less:
Preferred stock deemed dividends	—	359,531	—	1,078,595
Preferred stock accretion	—	323,247	—	969,743

Net Loss Attributable to Common Stockholders	$(2,425,210)	$(2,125,487)	$(8,241,828)	$(6,300,144)

Net loss per common share, basic and diluted:
Continuing operations	$(0.22)	$(1.10)	$(0.76)	$(3.22)
Discontinued operations	—	(0.04)	—	(0.22)

Basic and diluted net loss per common share	$(0.22)	$(1.14)	$(0.76)	$(3.44)

Basic and diluted weighted average number of Common shares outstanding	10,938,732	1,869,011	10,886,985	1,829,726

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(8,241,828)	$(3,849,729)
Loss from discontinued operations	—	(402,077)

Net loss	(8,241,828)	(4,251,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	(1,000)
Depreciation and amortization	88,025	36,480
Noncash compensation and amortization of deferred compensation	778,119	129,195
Amortization of discount on marketable securities	—	(33,502)
Changes in operating assets and liabilities:
Decrease in receivables	—	8,128
Increase in inventories	—	(16,122)
Decrease in prepaid expenses and other current assets	113,383	23,654
Increase in other assets	(6,146)	—

(Decrease)/ increase in accounts payable and accrued expenses	(223,529)	38,505
Decrease in deferred revenues	—	(106,335)
Decrease in other current liabilities	(3,125)	(6,408)

Net cash used in operating activities	(7,495,101)	(4,179,211)

Cash flows from investing activities:
Patent costs	(30,637)	(2,822)
Purchases of property and equipment	(450,783)	(115,830)
Net (purchase) redemption of marketable securities	(998,571)	6,628,253

Net cash (used in) provided by investing activities	(1,479,991)	6,509,601

Cash flows from financing activities:
Payment for stock subscription receivable	—	34,500
Proceeds from exercise of stock options	68,930	—
Deferred registration costs	—	(1,135,122)
Proceeds from sale of common stock		7,300

Net cash provided by (used in) financing activities	68,930	(1,093,322)

Net (decrease) increase in cash and cash equivalents	(8,906,162)	1,237,068
Cash and cash equivalents at beginning of period	18,505,030	108,705

Cash and cash equivalents at end of period	$9,598,868	$1,345,773

Supplemental Schedule of Noncash Financing Activities:
Preferred stock accretion	—	$969,743
Reclassification of inventories and patents to assets held for sale	—	$156,677
See accompanying notes to financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (the “Company”), is focused on the design and development of MelaFind®, a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a protocol agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal trial and to establish the safety and effectiveness of the MelaFind® device. On October 12, 2006, we announced that the FDA had informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, the Company can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States.
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
As previously noted, the Company has not generated any revenues from its principal business activity. As a result, the Company has incurred significant losses from operations, and it is anticipated that it will continue to generate significant losses from operations for the foreseeable future. Operations to date have been funded with proceeds from public and private equity placements, research grants, and income earned from investments. On October 31, 2006, and as more fully described in Note 13, the Company entered into securities purchase agreements and a registration rights agreement for the private placement of 2,312,384 common shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock. Gross proceeds were approximately $13.2 million, and net proceeds totaled approximately $12.5 million. The proceeds from this financing along with the proceeds from our 2005 IPO, will allow the Company to meet its anticipated cash needs for working capital and capital expenditures through mid 2008.
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

2. MARKETABLE SECURITIES
The Company’s marketable securities are debt securities primarily consisting of government obligations and corporate debt securities with a weighted average maturity not in excess of six months. The Company’s marketable securities are classified as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of September 30, 2006, marketable securities consisted of obligations of US government agencies on which the Company has recorded an unrealized loss of $0.4.
The Company evaluates declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss for the period and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the nine months ended September 30, 2006, comprehensive loss amounted to $8,242.
4. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock based compensation arrangements and accrued expenses. Actual results could differ from these estimates.
5. RECENT ACCOUNTING DEVELOPMENTS
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of Statements No. 133 and 140” (FAS 155). FAS 155 is effective for fiscal years that begin on or after October 1, 2006 and would permit companies the option to use a fair value measurement for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under under FAS 133. The Company does not expect the adoption of FAS 155 to have a material impact on its financial statements.
In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the three month and nine month periods ended September 30, 2006 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
As a result of the adoption of SFAS 123R, incremental compensation expense for the three and nine month periods ended September 30, 2006 amounted to $195 and $554, respectively. At September 30, 2006 total unrecognized compensation cost amounted to approximately $1,741, representing 832,082 unvested options.
For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per common share would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands except per share amounts)
Net loss attributable to common stockholders, as reported	$(2,125)	$(6,300)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	8	95
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of related tax effect	(9)	(99)

Pro forma net loss attributable to common stockholders	$(2,126)	$(6,304)

Basic and diluted net loss per common share:
As reported	$(1.14)	$(3.44)

Pro forma	$(1.14)	$(3.45)

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

	September 30,
	2006	2005
Common stock options	1,571,934	919,035
Warrants	285,835	2,729,916
Redeemable convertible preferred stock	—	3,398,105

Total	1,857,769	7,047,056

7. STOCK-BASED COMPENSATION AND DEFERRED COMPENSATION
The Company has three stock-based compensation plans, (the “Plans”) which allow the Board of Directors to grant incentives to employees, directors and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards.
The compensation expense recognized in the Statement of Operations in the third quarter of 2006 for stock options and restricted stock awards amounted to $204, and for the nine months ended September 30, 2006 compensation expense amounted to $778. Cash received from options exercised under all share-based payment arrangements for the three and nine months ended September 30, 2006 was $31 and $69, respectively.
Details regarding the valuation and accounting for stock options are as follows:
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Nine Months
Ended September 30, 2006
Expected life	5 years
Expected volatility	60%
Risk-free interest rate	5.04%
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
The status of the Company’s stock option plans at September 30, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2005	1,115,415	$0.95	4.4	$4,935
Granted	598,958	6.40	4.6	$(655)
Exercised	(109,835)	.63	N/A	$573
Forfeited or expired	(32,604)	6.75	N/A	(35)

Outstanding at September 30, 2006	1,571,934	2.93	4.4	$3,764

Vested and exercisable at September 30, 2006	532,524	1.79	4.5	$1,873

During the third quarter of 2006 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $3.45 per share, and for the nine months ended September 30, 2006 the weighted average was $3.76 per share. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $345 and $573, respectively.

The requisite service periods for options granted in the first three and nine months of 2006 for employees and consultants were five years.
Stock awards under the Company’s current plan are granted at prices which are equal to the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan (“2005 Plan”) are generally time-based or performance-based options, and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company has adopted the 2005 Plan, awards are not issued under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Plan in connection with a formula-based option granted to Dr. Gulfo, as described below. As of September 30, 2006, of the total 1,571,934 options outstanding (including 50,000 options awarded to a consultant) 1,039,410 have not vested. Of this total nonvested amount, 921,162 will vest upon the attainment of certain milestones and the balance will vest over the requisite service period. As of September 30, 2006, there was $1,883 of total unrecognized compensation cost related to nonvested options (including $142 of deferred compensation). As of September 30, 2006 there were 683,609 shares available for future grants under the Company’s 2005 plan.
In connection with the employment agreement with the President and Chief Executive Officer (Dr. Gulfo), three separate grants of common stock options were made to Dr. Gulfo. The first two stock option grants for a total of 81,753 shares of the Company’s common stock have fully vested. The number of shares of the Company’s common stock subject to the third stock option can only be calculated at the time of PMA approval of MelaFind®. The number of shares under this option is equal to that number of shares of the Company’s common stock equal to four percent of the Company’s fully diluted capital stock at the time of PMA approval of MelaFind® minus the 81,753 options granted to Dr. Gulfo under the employment agreement. At September 30, 2006, total unvested options outstanding for Dr. Gulfo amounted to 430,662.
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
At the Company’s May 22, 2006 Board of Directors meeting, the Board approved management’s recommendation to award stock options to a group of 27 employees. A total of 315,500 shares (excluding Mr. Steinhart’s and Mr. Butler’s options) were awarded to Company employees under the Company’s 2005 Plan.

Deferred Compensation
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. Prior to the effective date of SFAS 123R, the Company recorded deferred compensation during the quarter the grant was issued for the entire option value based on the Black Scholes valuation model. Subsequently, the deferred compensation was adjusted each quarter until vesting occurred and the charge was taken. Deferred compensation attributable to non-vested options or restricted stock was reflected as a reduction of stockholders’ equity. In accordance with SFAS 123R, deferred compensation is no longer allowed to be recorded for the unvested portion of options and warrants, and accordingly, during 2006, the Company eliminated the deferred compensation balance with a corresponding reduction in additional paid-in-capital. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
On March 24, 2006, the Company issued to Dr. Wagner, in connection with his on-going engagement as a consultant, a stock option grant of 50,000 shares of the Company’s common stock which fully vests immediately upon commencement of the pivotal trial for MelaFind® and a stock option grant of 49,500 shares of the Company’s common stock which was fully vested on the grant date. The exercise price for this stock option grant is the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of this option grant is determined using the Black-Scholes options valuation model at each reporting date until vesting has occurred. As of September 30, 2006, total unrecognized compensation for this grant amounted to $142.
In December 2005, the Company issued a restricted common stock award of 11,488 shares to an employee at the closing market price of the Company’s stock on the date of grant, and compensation expense in the amount of $63 for this award was recognized on a straight line basis over the nontransferable period. For the three and nine month periods ended September 30, 2006, $9 and $63 respectively was charged to compensation expense. As of September 30, 2006 this award was fully amortized.
8. COMMITMENTS AND CONTINGENCIES
In connection with the planned start of clinical trials, the Company has committed to several clinical sites a total amount of approximately $173 in contracts that do not exceed one year. These contracts are cancelable with 30 days prior notice.
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and November 2010. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

4Q 2006	2007	2008	2009	2010
$61	$249	$253	$188	$105
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trials. We expect this work to take place throughout the balance of 2006 and into 2007.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner an annual amount of $180 payable monthly over the term of the agreement. The agreement will end at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner (See Note 7).
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted at up to twenty clinical study sites in the United States. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems.

This contract commenced in February 2006 and is expected to be completed later this year. Payments to ASKION during 2006 have totaled approximately $1,828 of which approximately $1,300 was paid in accordance with this agreement. In addition, pursuant to the agreement, the Company has instituted additional test procedures at ASKION to ensure proper operation of the MelaFind® systems. These test procedures will require additional funding and the payments for this testing will take place over the next several months.
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
During January 2004, the Company amended its employment agreement with its former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three-year term. The amended agreement included a salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into with this former employee, which superseded the amended employment agreement (See Note 11).
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
The warrants outstanding at September 30, 2006 consist of a 5 year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and 7 year warrants to purchase an aggregate of 60,835 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
Additionally, in connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase common stock at $6.25 per share which became exercisable commencing October 28, 2006 and have a five year term.

11. RELATED PARTY CONSULTING AGREEMENTS (see Note 7)
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 and $23, respectively, for the three and nine month period ending September 30, 2006. This consulting agreement is terminable by either party by providing thirty days prior written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company has agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extends for a period of two years and is automatically renewable for an additional one year period. In the event of a non-renewal or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, we will pay Dr. Elbaum a termination fee of $100.
Consulting Agreement with Robert Friedman, M.D.
Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement automatically renewed effective June 1, 2006 for an additional one-year term and is automatically renewable for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $5 and $27, respectively, for the three and nine month period ending September 30, 2006.
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
12. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
During the period March 9 through March 21, 2005, the Company was inspected by the FDA in connection with its DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. On March 21, 2005, the Company was cited for failure to comply fully with FDA Quality System Regulation, or QSR, mandated procedures. These inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. The Company is in the process of addressing the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA visited the Company’s facility for a follow-up inspection. No non-conformities or negative observations were reported to the Company.

The Company decided to discontinue all operations associated with its DIFOTI® product effective as of April 5, 2005, in order to focus its resources and attention on the development and commercialization of MelaFind®. The Company is currently seeking an acquirer for the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business after its disposition. Losses attributable to DIFOTI® operations discontinuance in April 2005 amounted to $72 for the quarter ended September 30, 2005 and $402 for the nine months then ended.
SFAS No. 144 requires that long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadened the reporting of discontinued operations to include all components of an entity with operations that will be eliminated from ongoing operations of the entity in a disposal transaction. At September 30, 2006, assets held for sale consisted of DIFOTI® related inventories and patents.
13. SUBSEQUENT EVENTS
On October 31, 2006 the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million. The private placement closed on November 3, 2006. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. The private placement was completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Pursuant to the terms of the registration rights agreement, the Company has agreed to cause a resale registration statement covering the shares, including the shares issuable upon exercise of the warrants, to be filed within 30 days after closing.
The approximately $12.5 million in net proceeds from the closing will be used for general corporate purposes. The proceeds from this financing along with the proceeds from the 2005 IPO, will allow the Company to meet its anticipated cash needs for working capital and capital expenditures through mid 2008.
William R. Bronner resigned as our Secretary and Vice President, Legal Counsel and Compliance, effective as of November 9, 2006. Our Board of Directors appointed Richard Steinhart, the Company’s Vice President of Finance and Chief Financial Officer as Secretary to replace Mr. Bronner as Secretary. In connection with Mr. Bronner’s resignation, we entered into a letter agreement dated November 9, 2006 regarding the terms of his resignation (the “Resignation Agreement”).
Pursuant to the Resignation Agreement, Mr. Bronner will (i) continue as an employee through November 30, 2006 at his current salary, (ii) be engaged as a consultant for a period of thirteen months, commencing December 1, 2006, at an annual rate of $50,000 and (iii) receive a lump sum payment of $50,000 during the first week of January, 2007 as consideration for all vacation and other personal time and compliance with the terms of the Resignation Agreement. Mr. Bronner is entitled to exercise his stock options to purchase up to 78,535 shares of our common stock previously granted to him pursuant to our stock incentive plans for a period of ninety days following November 30, 2006. All such stock options that are subject to vesting will become fully vested as of November 30, 2006. The Resignation Agreement contains a general release from Mr. Bronner, the effectiveness of which is subject to statutory review and revocation periods. In addition, the Resignation Agreement contains certain mutual non-disparagement covenants.

ITEM 2
ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our Financial Statements and Notes to Financial Statements and with our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for all periods discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 in order to focus our resources and attention on the development and commercialization of MelaFind®. We are currently seeking an acquirer for the DIFOTI® assets, and we do not expect to have any significant continuing responsibility for the DIFOTI® business after its disposition. Unless otherwise indicated, the following discussion relates to our continuing operations.
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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of September 30, 2006, we had an accumulated deficit of $28.9 million. We expect to continue to spend significant amounts on the development of MelaFind®. We expect to incur significant commercialization costs when we begin to introduce MelaFind® into the US market. On October 28, 2005, the Company completed an initial public offering. The Company issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share.

After deducting underwriting discounts and expenses and estimated offering related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17.7 million. We will need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate revenues.
Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
Our research and development expenses incurred for the three and nine months ended September 30, 2006 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. Over the last nine months we have developed a relationship with a company named ASKION GmbH of Gera, Germany. ASKION has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION is currently preparing MelaFind® systems for our pivotal clinical trials that we expect to begin by year end 2006. These additional research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially.
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

Stock-Based Compensation and Deferred Compensation
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options in 2006 includes:(1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
We have also granted to certain employees stock options that vest with the attainment of development milestones not under the Company’s control. Upon the attainment of the relevant development milestones, there could be a significant compensation charge based on the fair value of such options.
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. Prior to the effective date of SFAS 123R, the Company recorded deferred compensation during the quarter the grant was issued for the entire option value based on the Black Scholes valuation model. Subsequently, the deferred compensation was adjusted each quarter until vesting occurred and the charge was taken. Deferred compensation attributable to non-vested options or restricted stock was reflected as a reduction of stockholders’ equity. In accordance with SFAS 123R, deferred compensation is no longer allowed to be recorded for the unvested portion of options and warrants, and accordingly, during 2006, the Company eliminated the deferred compensation balance with a corresponding reduction in additional paid-in-capital. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
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

Results of Operations (in thousands)
As we work on developing MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Overall spending has remained relatively consistent throughout the first nine months of 2006. We expect these trends to continue through the end of 2006. However, we would expect an increase in costs associated with the start, and during the continuation, of the pivotal clinical trials for MelaFind®.
Our overall general and administrative costs have grown over the prior year but have also remained relatively consistent during the first nine months of 2006.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Research and Development Expense.
Research and development expense for the three months ended September 30, 2006 was $1,648 as compared with $876 for the three months ended September 30, 2005. This increase was primarily attributable to an increase in personnel costs of $192, product development activities including manufacturing of $405, and preparation for clinical trials of $94. These increases were partially offset by a decrease in consulting fees associated with our product development and regulatory related activities of $37.
In addition, we recorded a share-based compensation charge of $113 for research and development personnel for the three months ended September 30, 2006. This expense includes charges in accordance with SFAS 123R, which we implemented beginning January 1, 2006.
General and Administrative Expense.
General and administrative expense for the three months ended September 30, 2006 was $929 as compared with $492 for the three months ended September 30, 2005. The increase was due to a rise in personnel and related costs totaling $55, an increase in professional and consulting fees totaling $184, and an increase in rent, insurance and overhead of $114 of which $57 was attributable to higher insurance premiums for Director and Officer insurance coverage.
In addition, we recorded an $82 share-based compensation expense during the three months ended September 30, 2006 spending as a result of the implementation of SFAS 123R.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Our nine month 2006 spending trend is consistent with the three month spending noted above.
Research and Development Expense.
Research and development expense for the nine months ended September 30, 2006 was $5,654 as compared with $2,422 for the nine months ended September 30, 2005. This increase was attributable to higher personnel and personnel related costs of $338 as we increased our research and development programs, and increased product development activities of our MelaFind® product. Product development costs rose $2,217 of which $1,828 was spent with our development partner, ASKION. Our clinical studies and regulatory costs increased by $61, and our outside consulting fees increased $118.
In addition, we recorded a $497 share-based compensation charge for certain research and development personnel for the nine months ended September 30, 2006. This expense includes charges in accordance with SFAS 123R, relating to the issuance of stock options.

General and Administrative Expense.
General and administrative expense for the nine months ended September 30, 2006 was $3,093 as compared with $1,488 for the nine months ended September 30, 2005. Higher costs associated with our status as a public company included increased professional, legal and consulting fees of $693. We also had an increase of $451 in our insurance and overhead costs, including increases in Director and Officer insurance coverage of $181. Our reimbursement and pre-marketing efforts increased by $152 and staff expansion increases totaled $124
In addition, we recorded a $186 share-based compensation charge in accordance with SFAS 123R.
Interest Income/Expense.
Interest income for the three and nine months ended September 30, 2006 was $152 and $505 respectively, as compared to an expense of $3 and income of $60 respectively, for the comparative periods in the previous year. This increase was directly attributable to an increase in cash and marketable securities generated as a result of our initial public offering on October 28, 2005.
Liquidity and Capital Resources (in thousands)
From inception, we have financed our operations primarily through the use of working capital from private placements of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants. In October and November of 2005 we sold a total of 4,262,300 shares of common stock in an initial public offering that resulted in approximately $17.7 in net proceeds. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of September 30, 2006, we had $10,597 in cash, cash equivalents and marketable securities as compared to $18,505 at December 31, 2005. The decrease was a result of cash used in operating activities partially offset by interest income produced by our cash and marketable securities.
Our cash and cash equivalents at September 30, 2006 are liquid investments in money market funds with a commercial bank. Our marketable securities are debt securities with a maturity within six months and consist of investments in corporate bonds, short-term US Treasury obligations and federal agency notes.
Cash Flows from Operating Activities.
Net cash used in operations was $7,495 for the nine months ended September 30, 2006. For the corresponding period in 2005 net cash used in operations was $4,179. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities.
Net cash used in our investing activities was $1,480 for the nine months ended September 30, 2006 and was principally related to the purchase of investments of approximately $999 and $451 for the purchase of scientific equipment and leasehold improvements in support of our MelaFind® development. For the corresponding period in 2005, net cash provided by our investing activities was $6,510 and was principally related to the redemption of investments. In addition, in 2005 we purchased fixed assets totaling $116.
Cash Flows from Financing Activities.
Net cash provided by financing activities was $69 for the nine months ended September 30, 2006 and reflects proceeds from the sale of common stock upon exercise of options. For the corresponding period in 2005, net cash used in financing activities was $1,093 which was primarily deferred registration costs partially offset by proceeds from a stock subscription receivable and from the sale of common stock.

Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2006, we had an accumulated deficit of $28.9 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that the net proceeds from our recently completed October 31, 2006 financing and our 2005 initial public offering, including our current cash, cash equivalents, marketable equity securities and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures allowing the Company to continue planned operations through mid 2008.
Existing cash and cash generated from our recently completed October 31, 2006 financing and our 2005 initial public offering may not be sufficient to satisfy the liquidity requirements necessary to commercially launch MelaFind® or to develop additional products. We will seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.
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

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(dollars in thousands)
Operating leases	$882	$254	$490	$138	—
Our long-term obligations are two non-cancelable operating leases for space expiring June 2009 and November 2010. The lease on 3,700 square feet of office and laboratory space expires in June 2009, and the lease on 2,800 square feet of office space expires November 2010. In May 2006, we leased an additional 1,250 square feet at our laboratory facility for three years also expiring June 2009.
In connection with the planned start of our clinical trials, we have committed to several clinical sites a total of approximately $173 in contracts that do not exceed one year. These contracts are cancelable by us with up to 30 days prior notice.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. to be effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vests in full immediately upon commencement of the pivotal trial for MelaFind®. As Dr. Wagner is a consultant to the Company we utilize EITF 96-18 to account for this grant. Under this method, we calculate a charge based on the fair market value of the option at the end of each quarter and adjust that charge each subsequent quarter until the option vests. For the nine months ended September 30, 2006, unrecognized compensation for this grant was $142.
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

Recent Accounting Developments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
In October 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of Statements No. 133 and 140” (FAS 155). FAS 155 is effective for fiscal years that begin on or after October 1, 2006 and would permit companies the option to use a fair value measurement for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under under FAS 133. The Company does not expect the adoption of FAS 155 to have a material impact on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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
We have not received, and may never receive, FDA approval to market MelaFind ®.
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
No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application (the final module), we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial at the end of 2004 and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. On October 12, 2006 we announced that the FDA had informed the Company that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s review queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case.
If MelaFind ® is approved by the FDA, it may be approved only for narrow indications.
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
MelaFind ® may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payors. The markets for MelaFind ® may also be limited by the indications for which its use may be reimbursed.
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
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the nine months ended September 30, 2006 was $8.2 million, and as of September 30, 2006, we had an accumulated deficit of approximately $28.9 million. We expect our research and development expenses to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
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
Technological breakthroughs in the diagnosis or treatment of melanoma could render MelaFind ® obsolete.
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
If MelaFind ®is approved for reimbursement, we anticipate experiencing significant pressures on pricing.
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
MelaFind ® may never achieve market acceptance even if we obtain regulatory approvals.
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

We may be unable to complete the development and commence commercialization of MelaFind ® or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.
Our operations have consumed substantial amounts of cash for each of the last six years. We currently believe that our available cash, cash equivalents and marketable securities, including the proceeds from our recently completed October 31, 2006 financing and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through mid 2008. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting a clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
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
If we are unable to establish sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute MelaFind ®, our business may be harmed.
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
We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of MelaFind ®, our growth could be limited and our business could be harmed.
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
Our manufacturing efforts currently rely on FillFactory, a subsidiary of Cypress Semiconductor Corp., to manufacture and supply the complementary metal oxide semiconductor sensor in MelaFind®, on Carl Zeiss Jena GmbH (Zeiss) for lenses and lens objective assemblies, on ASKION GmbH (ASKION) for the main subassembly and on Fairchild Semiconductor Corp., Panasonic Corp., Roithner-Laser Vienna, CompServ and others for light-emitting diodes, or LEDs, printed circuit boards, and other elements or components of our devices. We have written agreements with several of these vendors, under which the vendor is obligated to perform services or produce components for us. There can be no assurance that these third parties will meet their obligations under the agreements. Each of these suppliers is a sole-source supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:
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
We have entered into a development agreement with ASKION to complete developmental engineering and testing of our hand-held imaging device, and have also entered into a production agreement with ASKION to assemble the components and produce initial quantities of our hand-held imaging devices for clinical trials. We intend to enter into a contract for commercial production of the hand-held imaging devices once specifications for MelaFind® have been finalized, but we may not be able to enter into such an agreement on mutually acceptable terms. Failure to enter into such an agreement with ASKION would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, we have entered into a confidentiality agreement and a development agreement with Carl Zeiss Jena GmbH for lens objective assemblies, and we have entered into a contract for limited production of the lenses. The manufacturing agreement with ASKION includes integration of these lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Carl Zeiss Jena GmbH, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the pivotal clinical trial and/or the commercial sale of MelaFind® and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.
We will not be able to sell MelaFind ® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulation.
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
Assuming that MelaFind ® is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind ®, it could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to current Good Manufacturing Practices (cGMP) requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for MelaFind® and will have to complete such an inspection successfully before we ship any commercial MelaFind® devices. However, we were previously inspected in connection with DIFOTI®, which we have discontinued for business reasons, and were cited for failures to comply fully with QSR mandated procedures. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. We have discussed the findings in a subsequent meeting with the FDA and are in the process of addressing the deficiencies. However, on May 18, 2006 the FDA visited the Company’s facility for a follow-up inspection. No non-conformities or negative observations were reported to the Company. We continue to work with consultants to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimate MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing its concerns, or if our efforts to address the deficiencies should prove unsuccessful, we might be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (SOX), as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs, to divert management attention from operations and strategic opportunities, and to make legal, accounting and administrative activities more time-consuming and costly. We have incurred substantially higher costs to maintain directors’ and officers’ insurance since becoming a public company.
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
As of September 30, 2006, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate beneficially owned approximately 44% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
If there are substantial sales of our common stock, our stock price could decline.
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly. At September 30, 2006, we had 10,952,602 shares of common stock outstanding. All of the shares offered in our initial public offering completed on November 2, 2005 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates. Beginning October 27, 2006 all of our common stock issued prior to our initial public offering to non-affiliates became available for sale under Rule 144(k).
In connection with our October 31, 2006 private placement, our directors and key officers entered into lock-up agreements providing that they will not sell or otherwise dispose of, without the prior written consent of Jefferies & Company, Inc., any shares, options or warrants to acquire shares of, or securities exchangeable or exercisable for or convertible into, our common stock for a period continuing through the earlier of (x) the 150th day following November 3, 2006 and (y) 30 days after our registration statement to be filed in connection with the private placement is declared effective by the SEC.

On July 31, 2006, we registered 1,899,875 shares of common stock on form S-8 that are authorized for issuance under our stock option plans. We intend to register up to 325,135 shares of our common stock available for issuance pursuant to our 2005 stock option plan on Form S-8 in the fourth quarter of 2006 or thereafter. We intend to register additional shares of our common stock on Form S-8 to the extent necessary to cover any additional shares that may be authorized for issuance under our stock option plans by our board of directors (or compensation committee) in accordance with the terms of our stock option plans. As of September 30, 2006, 1,571,934 shares were subject to outstanding options, of which 532,524 shares were vested.
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

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form lO-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information.
(a)  William R. Bronner resigned as our Secretary and Vice President, Legal Counsel and Compliance, effective as of November 9, 2006. Our Board of Directors appointed Richard Steinhart, the Company’s Vice President of Finance and Chief Financial Officer as Secretary to replace Mr. Bronner as Secretary. In connection with Mr. Bronner’s resignation, we entered into a letter agreement dated November 9, 2006 regarding the terms of his resignation (the “Resignation Agreement”).
Pursuant to the Resignation Agreement, Mr. Bronner will (i) continue as an employee through November 30, 2006 at his current salary, (ii) be engaged as a consultant for a period of thirteen months, commencing December 1, 2006, at an annual rate of $50,000 and (iii) receive a lump sum payment of $50,000 during the first week of January, 2007 as consideration for all vacation and other personal time and compliance with the terms of the Resignation Agreement. Mr. Bronner is entitled to exercise his stock options to purchase up to 78,535 shares of our common stock previously granted to him pursuant to our stock incentive plans for a period of ninety days following November 30, 2006. All such stock options that are subject to vesting will become fully vested as of November 30, 2006. The Resignation Agreement contains a general release from Mr. Bronner, the effectiveness of which is subject to statutory review and revocation periods. In addition, the Resignation Agreement contains certain mutual non-disparagement covenants.
(b)  Not applicable.

Item 6. Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Specimen Common Stock Certificate. (2)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3). (3)

4.3	Form of Warrant Agreement entered into by and between the Registrant, ThinkEquity Partners LLC and Stanford Group Company. (3)

4.4	Form of Warrant. (4)

10.1	Production Agreement between the Registrant and Askion GmbH dated as of January 25, 2006. (4)

10.2	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner. (5)

10.3	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich. (6)

10.4	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart. (6)

10.5	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler. (7)

10.6	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006. (9)

10.7	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006. (9)

10.8	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006. (9)

10.9	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006. (10)

10.10	Resignation Agreement, dated November 9, 2006, between the Registrant and William R. Bronner.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Amendment No. 1 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file No. 333-125517) filed on July 15, 2005.

(2)	Previously filed in connection with Amendment No. 2 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file No. 333-125517) filed on August 8, 2005.

(3)	Previously filed in connection with Amendment No. 4 to Electro-Optical Sciences, Inc. Registration Statement on Form S-1 (file 333-125517) filed on September 27, 2005, as an exhibit to the Form of Underwriting Agreement.

(4)	Previously filed in connection with Registrant’s Form 8-K filed on November 1, 2006.

(5)	Previously filed in connection with Registrant’s Form 8-K filed in January 31, 2006.

(6)	Previously filed in connection with Registrant’s Annual Report on Form 10-K filed on March 29, 2006 as Exhibit 10.17 thereto.

(7)	Previously filed in connection with Registrant’s Form 8-K filed on April 27, 2006.

(8)	Previously filed in connection with Registrant’s Form 8-K filed on June 2, 2006.

(9)	Previously filed in connection with Registrant’s Form 8-K filed on November 8, 2006.

(10)	Previously filed in connection with Registrant’s Form 8-K filed on November 1, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.

	By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.10	Resignation Agreement, dated November 9, 2006, between the Registrant and William R. Bronner.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002