Form 10-K
period 2006-12-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2007-03-15
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(914) 591-3783
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the 9,119,534 shares of common stock held by non-affiliates of the registrant as of June 30, 2006 was $70,129,216 based on the last reported sale price of $7.69 per share on the Nasdaq Capital Market on June 30, 2006. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant and a certain shareholder holding approximately 10.1% of the registrant’s shares outstanding; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant). The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 13,372,483 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ELECTRO-OPTICAL SCIENCES, INC.

2006 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K, including the sections labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “assuming,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the section “Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Item 1.	Business

Overview

We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms in order to provide information to the physician and produce a recommendation of whether the lesion should be biopsied.

The components of the MelaFind® system include:

•	a hand-held imaging device, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	our proprietary database of pigmented skin lesions, which we believe to be the largest in the US;

•	our lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions; and

•	a central server in our offices that is intended to perform quality control functions and, in commercial use, will be connected to physicians’ offices via the internet.

We have entered into a binding Protocol Agreement with the US Food and Drug Administration (FDA), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. We believe the presence of the Protocol Agreement significantly enhances our ability to expedite the FDA approval process. We stopped a study that was initiated in late 2004 under the Protocol Agreement due to technical difficulties with some of the MelaFind® clinical trial instruments. The FDA has provided confirmation that our plan to correct the technical issues and start a new pivotal trial to satisfy the Protocol Agreement is acceptable. The pivotal trial commenced in January 2007. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as mid-2008.

To date, we have not generated any revenues from MelaFind®.

Cancers of the skin have a higher incidence than all other cancers combined, and the rates are rising dramatically. In 2007, over 120,000 new cases of melanoma are projected. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there is currently no cure for advanced stage melanoma. However, early detection of skin cancers like melanoma can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $170,000 per patient. If diagnosed early, however, melanoma is almost always cured by simple resection at a cost of approximately $1,800 per patient.

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

Melanomas are mainly diagnosed by dermatologists and/or primary care physicians using visual clinical evaluation. Physicians assess pigmented skin lesions using the “ABCDE” criteria, Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving — change in “ABCD” over time. This assessment is subjective and results in missed melanomas, as well as a ratio of benign lesions biopsied to melanomas confirmed that is highly variable and as high as 40 to 1 for dermatologists and as high as 50 to 1 for primary care physicians.

To date, MelaFind® has been studied on over 5,000 skin lesions from over 3,500 patients at over 20 clinics. Our clinical studies have demonstrated that MelaFind® missed fewer melanomas and produced fewer false positives than experienced by study dermatologists, who are skin cancer specialists. The performance of a diagnostic is measured in terms of “sensitivity” (the ability to detect disease when disease is present) and “specificity” (the ability to exclude disease when disease is not present). In the largest blinded trial that we have performed to date on 562 suspicious pigmented skin lesions, using our most advanced system, MelaFind® missed a single melanoma “in situ”, and study dermatologists, who are skin cancer experts, missed an invasive melanoma. Further, the specificity of MelaFind® was 45.1%, compared to study dermatologists 20.0% (p<0.0001).

We believe that with the assistance provided by MelaFind®, physicians could diagnose more melanomas at the earliest, curable stage, which would reduce both treatment costs and the number of unnecessary biopsies, and improve quality of life.

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection.

All of our historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. We decided to discontinue all operations associated with our DIFOTI® product, effective as of April 5, 2005, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo Dental GmbH (KaVo) a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement KaVo paid us an up-front sum and will make a second payment to us later in 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following commercial re-launch of DIFOTI®.

The Market Opportunity

Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, projected to be over 1.3 million cases in 2007 and estimated to account for more than 50% of all cancers. In 2007, over 120,000 new cases of melanoma are projected. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer; squamous cell, totaling approximately 20%; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects 10,850 deaths from skin cancer in 2007 — 8,110 from melanoma and 2,740 from other skin cancers. Since 1973, the mortality rate for melanoma has increased by 50%. Since approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

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

Our Strategy

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:

•	Pursue the timely FDA approval of MelaFind®. We have entered into a binding Protocol Agreement with the FDA for the conduct of the pivotal trial of MelaFind®. The study commenced in January 2007. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as mid-2008.

•	Establish MelaFind® as the leading technology for assisting in the detection of melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by eight US patents. We will continue to refine and optimize this technology to ensure that MelaFind® is the leading system for assisting in the detection of melanoma.

•	Obtain third party payer reimbursement to support our recurring revenue pricing model. We intend to offer MelaFind® on a per patient basis, creating a recurring revenue stream. To do so, we will seek to obtain third party reimbursement as well as private pay alternatives. We are working with experts to create an evidence-based medicine evaluation model consistent with those used to support positive coverage decisions by the federal Centers for Medicare and Medicaid Services (CMS) and private payers for similar products. The value drivers in the model include the cost savings associated with early detection and fewer biopsies. We believe that the use of MelaFind® could result in substantial savings to the US healthcare system.

•	Commercialize MelaFind® using multiple sales and marketing strategies. Our internal sales and marketing effort will focus initially on “high volume/key opinion leader” dermatologists with specialties in the diagnosis and treatment of melanoma. To enter the larger US markets of general dermatologists, plastic surgeons, and primary care physicians, and for international markets, we intend to establish partnerships with pharmaceutical and/or diagnostic device companies with an established presence in these markets. While we believe obtaining a positive national coverage decision from CMS may take an additional 18 to 36 months following PMA approval, and obtaining a positive coverage decision from private payers, managed care organizations and state Medicare administrative contractors may take at least 6 to 12 months following PMA approval, we intend to commence sales of MelaFind® immediately upon receiving PMA approval for physicians to offer MelaFind® to their patients on a self-pay basis and through negotiated payment arrangements with several third-party payers.

Additionally, our strategy includes the potential acquisition of complimentary products and technologies in the dermatological diagnostic arena.

Limitations of Current Melanoma Diagnosis

Melanomas are mainly diagnosed by dermatologists and/or primary care physicians using visual clinical evaluation. This subjective interpretation relies on physician experience and skill. In contrast, MelaFind® delivers an objective assessment based on numerical scores assigned to the suspicious skin lesion under evaluation. Further, clinical examination is limited to the surface appearance of the suspicious pigmented skin lesion, whereas MelaFind® utilizes information derived from up to 2.5 mm deep into the skin. Dermatologists who specialize in the management of pigmented skin lesions may also use dermoscopy, a method of viewing lesions under magnification. Although dermoscopy provides more information than unaided visual examination, mastery of the technique necessitates many years of training and experience. Proper use of dermoscopy can reduce the number of unnecessary biopsies of benign lesions, but even dermoscopy experts biopsy 3-10 benign lesions for every melanoma detected.

Most dermatologists generally use only visual clinical evaluation for melanoma detection. Consequently they biopsy up to 40 benign lesions for every melanoma detected. While many primary care physicians immediately refer patients with suspicious pigmented skin lesions to a specialist, an increasing number perform biopsies on skin lesions themselves. Their lack of specialist training in identifying suspect lesions makes their diagnostic accuracy much lower in terms of both sensitivity and specificity. This results in 40% misdiagnosed melanomas and a ratio of benign lesions biopsied to melanomas confirmed of up to 50 to 1.

MelaFind® Product Description

MelaFind® is a non-invasive system for assisting in the early detection of melanoma. The MelaFind® system is comprised of a point-of-care, hand-held imaging device that, in commercial use, is intended to be connected via the internet to a central server in our offices that will be used for quality control purposes. All diagnosis will be performed at the point of care. MelaFind® employs multiple wavelengths of light to obtain data from images of suspicious lesions; the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. When marketed, a report will be generated in the physician’s office containing considerable objective information about the lesion that is currently not available to doctors including MelaFind®’s recommendation of whether the lesion should be biopsied. The key components of the MelaFind® system are listed below:

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

Our lesion classifiers are sophisticated mathematical algorithms.  The “brain” of the MelaFind® system, the Lesion Classifier, distinguishes melanoma from non-melanoma using the lesion features extracted and measured by the hand-held imaging device. The Lesion Classifiers are developed from our proprietary database of pigmented skin lesions and sophisticated mathematical algorithms. The mathematical formulas and algorithms used by the Lesion Classifiers are devised and optimized through the process of “classifier training” using lesions from our proprietary database. Lesion Classifier development and training is an iterative process involving: (1) selection of the lesion features that provide for optimal lesion discrimination; (2) optimization of the mathematical formulas to differentiate benign lesions from melanoma; and (3) expansion of the size and diversity of our proprietary lesion database. The performance of the Lesion Classifiers is directly related to the size of the database used in classifier training, as well as the degree to which the training database is representative of the lesions that will be evaluated by MelaFind® in commercial use.

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

A central server located in our offices, is intended to perform quality control functions on the point of care system. When MelaFind® is marketed, the central server will perform tests on the hand-held device to determine whether its functioning is within appropriate limits, that is, that the quantitative data on lesion and calibration image features provided by MelaFind® are within a pre-determined expected range of values. The server will not permit MelaFind® to provide diagnostic information unless the hand-held device is functioning properly.

MelaFind® Regulatory Status

In late 2004, we entered into a binding Protocol Agreement with the FDA for our pivotal clinical study. A pivotal trial is a clinical study that is used by the FDA as the basis for determining the effectiveness of a device in a PMA application. The Protocol Agreement specified the inclusion criteria (description of patients and lesions eligible for the trial), sample size, endpoints, and performance criteria necessary to establish the safety and effectiveness of MelaFind®. The Protocol Agreement requires that the study include at least 1,200 pigmented skin lesions and at least 93 eligible melanomas for analysis.

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

We initiated a clinical trial under the terms of the Protocol Agreement at the end of 2004. However, technical operational issues with the systems were experienced, requiring further refinement of the system. We are continuing this study as a supportive pilot study. A pilot study is one that provides information regarding the operation of a device in the clinical setting as well as the feasibility of various clinical trial evaluations. Pilot studies are often used to help refine certain elements of a planned pivotal trial and serve to train study personnel in advance of a pivotal trial.

In 2005, we initiated an effort to refine the MelaFind® hardware with ASKION GmbH (Gera, Germany), which specializes in precision optics. ASKION has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION has produced several MelaFind® systems for our pivotal clinical trials that began in January 2007 and is currently building additional units that will be used for new clinical sites that will be added over the next several months.

In August of 2006, the Company engaged Carl Zeiss Jena GmbH (“Zeiss”) on usual commercial terms to build the lenses and assemblies that are being used in MelaFind®. In addition, Zeiss will provide certain technical consulting for production scale-up and second generation MelaFind® system. We expect to expand this technical relationship with Zeiss throughout 2007.

We reviewed our strategy with the FDA and obtained confirmation from the FDA that our plan to correct the technical issues by refining the hardware systems and to start the new pivotal trial to satisfy the Protocol Agreement was acceptable. In addition, in October 2006, the FDA informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as mid-2008. For commercialization outside the US, approvals from appropriate regulatory bodies within other countries will be required. Once PMA approval is obtained, we may proceed with applications to commercialize in various countries pending further assessment of market opportunities and the possible identification of strategic partners.

Clinical Studies of MelaFind®

Goals and Objectives

MelaFind® has been studied on over 5,000 skin lesions from over 3,500 patients during the past five years at over 20 clinical sites in the US, as well as two sites in Europe and one in Australia. We aim to develop a system with a sensitivity of at least 95% in detecting melanoma. Our goals are to complete pre-commercialization design and testing of the hand-held imaging device and its associated software, as well as to establish a database of approximately 300 melanomas, including in vivo MelaFind® images and biopsy results, for MelaFind® Lesion Classifier algorithm development and training. Statistically, in order to have a high level of confidence of success, we set the lower confidence bound at 99%, which requires approximately 300 melanomas in the classifier training database. To date, the MelaFind® lesion database includes over 300 melanomas.

We are developing in parallel several MelaFind® Lesion Classifiers, which differ in the algorithms, as well as in the specific lesion features and relative weights used in the mathematical formulas. Prior to conducting the analysis of the data from the pivotal trial under the Protocol Agreement, the optimal Lesion Classifier will be selected. The primary means by which the performance of the MelaFind® Lesion Classifiers are evaluated is through measures of sensitivity (the ability to detect disease when present) and specificity (the ability to exclude disease when not present). The reference standard used for comparison of the results of MelaFind® and the study dermatologists is histological analysis of the biopsied lesions by a group of expert pathologists. MelaFind® images of pigmented skin lesions (melanomas and non-melanomas) and the histological results of the corresponding biopsied lesions comprise our training database of lesions. When the Lesion Classifiers are tested on the database used in training, this is called a “training study.” When the Lesion Classifiers are tested on a set of lesions not used in training, this is called a “blinded test,” which is a simulation of anticipated real-life prospective classifier performance.

Our ultimate goal for MelaFind® is to demonstrate sensitivity of at least 95%, and superior specificity as compared to study dermatologists in the pivotal blinded test for PMA approval.

MelaFind® Development History — Hardware and Software

In developing the MelaFind® system we have tested both a first and second generation hand-held imaging device, and have now developed a pre-commercialization version for use in our pivotal clinical trial that began in January 2007. Our research, development and clinical testing efforts have been designed to improve our MelaFind® technology platform, including the imaging device and lesion classifiers, and to enhance our lesion database.

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

We initiated a clinical study under the terms of the Protocol Agreement with the FDA in late 2004 using first generation hand-held imaging devices. However, several technical operating issues with these older systems were experienced, requiring further refinement. Third generation hand-held imaging devices were produced in 2004 and early 2005. These serve as the basis of the design used to generate final, pre-commercialization hand-held imaging devices, which are being utilized in the pivotal study for PMA approval under the terms of the Protocol Agreement. We delivered MelaFind® systems to the field for beta testing, in late 2006. Following beta testing and additional refinements in late 2006, we began our pivotal clinical trial in January 2007.

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

Current Results of Training Studies and Blinded Tests

The following data were presented at the American Academy of Dermatology meeting in March 2006 and February 2007. These represent the most current results of the MelaFind® system. The current version of the MelaFind® classifier was trained on a set of 2,265 lesions including 221 melanomas, 87 high grade dysplastic nevi, and 1,957 other pigmented skin lesions. Following testing on the training set, it was then tested on the largest blinded series that we have performed to date — 562 lesions including 54 melanomas, 22 high grade dysplastic nevi, and 486 other pigmented skin lesions. The following table summarizes the results of the tests on the training and blinded data sets.

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

In a separate reader study of small lesions derived from the training and blinded data sets, above, the diagnostic performance of MelaFind was compared with that of nine independent expert dermoscopists. This study was performed on 99 small lesions (49 melanomas and 50 non-melanomas), defined as lesions ranging from 2mm to 6mm in diameter. The following table demonstrates the performance (sensitivity and specificity) of the nine readers and MelaFind®. The doctors’ impression of whether a lesion is a melanoma or not a melanoma on dermoscopic grounds is assessed by asking the question, “Is this a melanoma?” Whether a lesion is sufficiently suspicious to warrant biopsy is assessed by asking the question, “Would you biopsy this lesion to rule-out melanoma?” MelaFind® answers both questions the same. The MelaFind® results compare quite favorably to the dermoscopists on these small, difficult to differentiate lesions.

Would you Biopsy this Lesion to
	Is this a Melanoma?	Rule-Out Melanoma?
	Sensitivity / Specificity	Sensitivity/Specificity

Expert Dermatologists	38.78% / 82.32%	70.61% / 48.89%
MelaFind®	Sensitivity - 98% / Specificity - 44%

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

Sales and Marketing

We plan to offer MelaFind® as a point-of-care service. This approach is intended to provide us with the advantage of recurring revenues corresponding to the number of patients examined and to provide the physician with access to our technology without having to make a significant capital investment. Our sales and marketing strategy is to initially establish, directly or indirectly, a focused sales, marketing, and distribution effort in North America. We plan to concentrate our commercialization efforts initially on “high volume/key opinion leader” dermatologists who are strongly focused on the diagnosis and treatment of melanoma. For the expansion to the larger US markets of general dermatologists, plastic surgeons, and primary care physicians, and for international markets, we intend to establish development and commercialization partnerships with pharmaceutical and/or diagnostic device companies with an established competency in the market to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities for the purpose of marketing and commercializing MelaFind®, at this time we have not yet established any such partnership arrangements.

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

The MelaFind® Value Proposition for the Healthcare System

We are currently working with experts on a quantitative analysis of the value proposition of the use of MelaFind® by both dermatologists and primary care physicians using Evidence-Based Medicine evaluation techniques. This strategy is consistent with the approach that has been used to support positive coverage decisions by CMS and private payers for other products. The value drivers include: (1) the diagnosis of melanoma at the early curable stages, as opposed to advanced stages, allowing for both a greater opportunity to cure and a reduction in treatment costs, and (2) reduced number of referrals for evaluation and biopsy of benign pigmented skin lesions. We believe that the use of MelaFind® could result in substantial savings to the US healthcare system.

Our Reimbursement Strategy

We are aware of no Current Procedural Terminology (CPT) code that is specifically applicable to the use of MelaFind®. We have engaged the services of expert consultants with extensive experience in the CPT and coverage decision processes to assist us in the submission of appropriate applications to obtain a CPT code(s) and positive coverage decisions from CMS and private payers.

In advance of obtaining a CPT code, we intend to extend our efforts to secure coverage by private payers and Medicare administrative contractors. Securing coverage first through private payers and Medicare administrative contractors is a common strategy for facilitating national Medicare coverage. Our efforts to secure reimbursement for services using MelaFind® will focus first on private payers and Medicare administrative contractors, particularly in sunbelt locations and in areas that have been shown to be underserved by dermatologists.

In the US, healthcare providers that utilize medical systems such as MelaFind®, generally rely on third-party payers, including Medicare, Medicaid, private health insurance carriers, and managed care organizations, to reimburse part, but not necessarily all, of the costs and fees associated with the procedures performed using these devices. Public and professional concern about the cost of medical care and new technologies has evoked a variety of remedies. Third-party payers are increasingly challenging the pricing of medical products and procedures. Guidelines have been established that recognize the need for clinical strategies to assess the cost-effectiveness of new diagnostic tools or procedures (Evidence-Based Medicine), in the hope of reducing the variations in diagnostic and treatment protocols and reducing healthcare expenditures.

Insurers are also attempting to curb over utilization by applying a rational analysis of the costs versus benefits of new technologies.

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

Assuming FDA approval of MelaFind® in the first half of 2008, we are considering submitting an application for a new CPT code to the American Medical Association (AMA) CPT Editorial Panel in late 2009, anticipating possible issuance of a new CPT code and positive national or regional Medicare coverage determinations in the first or second quarter of 2011. The Evidence-Based Medicine evaluation will be included in the application. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we anticipate that the new code would be referred to the AMA’s Relative Value Scale Update Committee (RUC) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the commercial setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors following the completion of the pivotal clinical trial or PMA submission. Presentations to the various committees that evaluate new technologies will be made. These will include the Evidence-Based Medicine evaluation and value proposition. We believe it is likely that the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems following PMA approval. In the case of private payers, managed care organizations and state Medicare administrative contractors, we anticipate that obtaining a positive coverage decision for MelaFind® may take at least 6 to 12 months following PMA approval.

One of the keys to securing reimbursement is the desire of physicians to use a new technology in order to enhance their diagnostic acumen and improve the standard of care. Likewise, we believe that once patients become aware of the availability of MelaFind®, they may request that their physicians utilize MelaFind®. We believe that MelaFind® will represent an improvement in the standard of care for the detection of melanoma. As such, we anticipate that its adoption by physicians and reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings including the American Academy of Dermatology annual and regional meetings. We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of MelaFind® to improve patient care. We also plan to sponsor clinical trials following PMA approval in order to evaluate MelaFind® in additional settings. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings. We anticipate that these studies will help to demonstrate the potential of MelaFind® to improve patient care.

We recognize that a favorable reimbursement environment will have a significant impact on MelaFind®’s adoption and commercial success. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication. We have anticipated this need and have employed an active strategy to obtain medical coverage, identify appropriate coding and establish adequate payment.

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

The current primary method for detecting melanoma relies on physicians to interpret whether a pigmented skin lesion is suspicious for melanoma (thereby requiring biopsy) based on their ability to recognize patterns using clinical examination. Physicians use the “ABCDE” criteria: Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving- change in “ABCD”, in their assessment. Whole body mole mapping consists of periodic photography of patients, typically those at high risk for developing melanoma. The pictures are reviewed clinically. This service is provided at some diagnostic imaging centers and dermatology offices. DigitalDerm, Inc. offers a computerized system for acquisition, storage, and review of the pictures.

Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (US), Heine Optotechnik (Germany), and 3Gen, LLC (US). Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), ZN, High Medical Systems S.P.A., Vision Technologies AG (Germany), Polartechnics, Ltd. (Australia), Biomips Engineering (Italy). and Sci Base AB (Sweden). Dermoscopy is a tool used by approximately 25% of dermatologists in the US and is associated with a long learning curve. Physicians experienced in the use of dermoscopy have been shown to have an increased diagnostic accuracy of 10 to 20% over clinical examination. Although some digital dermoscopes provide information regarding the probability that a lesion may be melanoma compared to a database of lesions, no system, to our knowledge, is under PMA development for objective interpretation.

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

Another article published in November 2005 describes the results of a study conducted using the SolarScan system developed by PolarTechnics, Ltd. The sensitivity and specificity of SolarScan on a training set of 1,644 melanocytic lesions (skin lesions derived from skin cells called melanocytes), including 260 melanomas was 90% and 61%, respectively. In a blinded study of 786 melanoncytic lesions including 122 melanomas, the sensitivity and specificity of SolarScan was 91% and 65%, respectively. In a reader study of 78 melanocytic lesions including 13 melanomas, the sensitivity and specificity of SolarScan was 85% and 65%, respectively, compared to the sensitivity and specificity of skin cancer experts (90% and 59%, respectively) and dermatologists (81% and 60%, respectively). SolarScan did not perform well on non-melanocytic lesions; for example, only 13% of seborrheic keratoses were successfully classified. We believe that since SolarScan is intended for melanocytic lesions only, its use is limited to expert dermatologists. Further, we believe that a sensitivity in the range of 90% would not gain market approval. Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Astron Clinica (UK) manufactures a device utilizing this technique. Confocal microscopy is an experimental approach for non-

invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid (US).

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

The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG Deutschland and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with MelaFind®.

Manufacturing

We are currently focusing our manufacturing efforts on building the MelaFind® hand-held imaging devices for our pivotal trial and in designing methods to facilitate larger-scale manufacturing of both the pre-commercialization and commercial devices. For this crucial phase in development, we have contracted with ASKION, which specializes in precision optics. We have also contracted with Zeiss, an international optics house, to supply lenses to ASKION to be used in the hand-held clinical units.

In March 2005, we were inspected by the FDA for the manufacturing and commercialization of DIFOTI®, our dental cavities detection product that has been discontinued for business reasons. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. The DIFOTI® inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. An onsite consultant was hired to address these deficiencies and structure a compliant Quality System for MelaFind®. During 2006 we worked to address the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA re-audited the Company’s facility for a follow-up inspection and audited our revised Quality System. No non-conformities or negative observations were reported to the Company. On December 5, 2006 we received correspondence from the FDA that reported “that all previous observations reported on the FDA-483 were corrected, and this firm no longer manufactures or distributes the DIFOTI® 2.0 dental imaging system.” The Quality System implemented at EOS for MelaFind® Design and Development corrected the deficiencies observed by FDA inspection (March 2005), eliminated processes that were no longer in use ( manufacturing at EOS) and implemented a streamlined FDA regulation compliant Design Control process for MelaFind®.

Research and Development Efforts

Our research and development efforts are currently focused on the execution of the pivotal trial, and completion of the development of the MelaFind® Lesion Classifiers. To date, we have developed and tested four-step classifiers and we are currently working on five-step and six-step versions. The classifiers have been trained on 221 melanomas to date, and our goal is to use 300 melanomas (and over 4,000 non-melanoma pigmented lesions) for training. To date we have collected over 300 melanomas, which are available for classifier training.

We have engaged a consultant to perform specific technical services supporting our algorithm and software development and other efforts.

Our R&D plan also includes further improvements such as incorporating an internet connection for quality monitoring of our hand-held imaging device, as well as faster and easier software downloads for future software versions. The internet based monitoring of the performance of our hand-held imaging device, known as Intelligent Device Management, is intended to enable us to monitor our hand-held imaging device, advise the user of errors in handling, and thus enhance customer satisfaction and loyalty.

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

We further intend to explore and evaluate the potential use of our light based computer vision platform in other applications, including the non-invasive detection of basal cell carcinoma, the most common skin cancer. New hardware systems for the imaging of blood and blood vessel patterns are needed since the majority of basal cell carcinomas are not pigmented and, accordingly, the MelaFind® system as currently developed is not appropriate for this use. However, we believe MelaFind®’s software programs and algorithms will be applicable.

Intellectual Property

Our policy is to protect our intellectual property by obtaining US and foreign patents to protect technology, inventions and improvements important to the development of our business. To date we have been awarded 15 US patents with numerous foreign counterparts, of which eight US patents and two Australian patents relate to various aspects of melanoma detection. In addition, we have applied for two additional US patents and have filed certain foreign patent applications relating to melanoma detection, of which two foreign patent applications are currently in the European regional phase. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our MelaFind® intellectual property; having granted licenses only for the discontinued DIFOTI® operations (see ’Discontinued Business’ and Note 10 to our Financial Statements.)

We cannot be certain that our patents will not be challenged or circumvented by competitors. Whether a patent is infringed and is valid, or whether a patent application should be granted, are all complex matters of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications or other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage.

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

The following table lists our US patents and patent applications relating to melanoma detection:

US Patents Relating to Melanoma Detection

Patent #	Title	Issued	Expiration

6,081,612	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	06/27/00	02/27/18
6,208,749	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	03/27/01	02/27/18
6,307,957	Multispectral Imaging and Characterization of Biological Tissue	10/23/01	02/27/20
6,626,558	Apparatus for Uniform Illumination of an Object	09/30/03	08/31/21
6,657,798	Method for Optimizing the Number of Good Assemblies Manufacturable From a Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
7,102,672	Integrated CMOS Imaging Array & Dark Current Monitor	09/05/06	01/10/24
7,127,094	Method of Controlling Data Gathered at Remote Locations	10/24/06	03/11/25

Filed US Patent Relating to Melanoma Detection

Patent #	Title	Filed

n/a	Reducing noise in Digital Images	08/9/06
n/a	Quantitative Analysis of Skin Characteristics	03/2/07

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

Patent No. 6,626,558 covers the array of numerous light-emitting diodes (LED’s) that are used in the MelaFind® hand-held device to provide uniform illumination of lesions in multiple spectral bands of illumination. Patent No. 6,657,798 involves the use of a computer algorithm to optimize the number of lens assemblies possible from a given number of sets of lens elements. Patent No. 6,710,947 describes a method for the economical assembly of the nine elements of the MelaFind® hand-held device’s optical lens apparatus.

Patent No. 7,102,672 is a process that we may employ to compensate for the effect of temperature-dependent dark current on the images acquired by the MelaFind® hand-held probe, and Patent No. 7,127,094 is a series of methods for central control of the acquisition and processing of the image data acquired by MelaFind® probes located at remotes sites.

Our patent filed August 9, 2006 seeks to protect a novel method for reducing noise in digital images, which was invented and has been implemented as part of the calibration of all MelaFind® images. The March 2, 2007 filing protects a device for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma.

We also have developed trade secret calibration methods, classifier programs, and search engines; these programs have been developed over many years and incorporate decades of experience in optical computer vision. In addition, our proprietary MelaFind® database of over 5,000 lesions has been compiled over a number of years and would be difficult to replicate.

We believe that our patented methods and apparatus, together with unpatented related trade-secret technology, give us a competitive advantage; however, we cannot be certain that, if challenged, our patented methods and apparatus and/or trade-secret technology would be upheld. If one or more of our patented methods, patented apparatus or trade-secret technology rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.

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

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’ first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, the FDA has informed us that an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. We commenced the PMA application process for MelaFind® by filing a proposed Shell (an outline of a PMA) for a three module PMA on September 30, 2002. We filed as a Small Business Entity exempt from the user fee requirement. The Shell was accepted and two Modules have been filed and reviewed. The third Module will include the results of the pivotal clinical study and cannot be filed until after that study is complete and its results have been evaluated. In October of 2004, we entered into a binding Protocol Agreement with the US Food and Drug Administration (FDA), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States.

However, the FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

We and our contract manufacturers, specification developers, and some suppliers of components are also required to manufacture our products in compliance with current Good Manufacturing Practices (cGMP) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We expect that our manufacturing facility and those of our subcontractors will be subject to domestic and international regulatory inspection and review. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we will be able to comply with all applicable FDA regulations.

Government Regulation

The advertising of our MelaFind® product will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of MelaFind® will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti- kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid. These federal laws include, by way of example, the following:

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

•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (HHS) to impose civil penalties administratively for fraudulent or abusive acts.

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

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), in addition to its privacy provisions, created a series of new healthcare-related crimes.

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

Employees

As of December 31, 2006, we had 28 full-time and 1 part-time employee, of whom 13 were engaged in research and development (including clinical and regulatory affairs), 7 in production (including document control and quality assurance) and 9 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

Discontinued Business

As of April 5, 2005, we decided to discontinue all operations associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo, a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement KaVo paid us an up-front sum, and will make a second payment to us later in 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following commercial re-launch of DIFOTI®. As a result of this disposition we do not expect to have any significant continuing responsibility for the DIFOTI® business.

Item 1A.	Risk factors

You should carefully consider the following risk factors, as well as the other information contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. In that case, the trading price of our common stock would likely decline.

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

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last five years in developing MelaFind®. MelaFind® will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

•	we may not be able to obtain regulatory approvals for MelaFind®, or the approved indication may be narrower than we seek;

•	MelaFind® may not prove to be safe and effective in clinical trials;

•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of MelaFind®;

•	we may experience delays in our development program;

•	any products that are approved may not be accepted in the marketplace by physicians or patients;

•	we may not have adequate financial or other resources to complete the development or to commence the commercialization of MelaFind® and we will not have adequate financial or other resources to achieve significant commercialization of MelaFind®;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•	rapid technological change may make our technology and products obsolete.

We do not expect to be able to commercialize MelaFind® before the second half of 2008. If we are unable to develop, obtain regulatory approval for or successfully commercialize MelaFind®, we will be unable to generate revenue.

We have not received, and may never receive, FDA approval to market MelaFind®.

We do not have the necessary regulatory approvals to market MelaFind® in the US or in any foreign market. We have not filed, and currently do not have plans to file, for regulatory approval in any foreign market. We plan to initially launch MelaFind®, once approved, in the US. The regulatory approval process for MelaFind® in the US involves, among other things, successfully completing clinical trials and obtaining PMA approval from the FDA. We commenced the PMA application process for MelaFind® by filing a proposed outline for a Modular PMA application (a compilation of well-delineated components submitted separately) on September 30, 2002. The PMA process requires us to prove the safety and effectiveness of MelaFind® to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed. The FDA may never grant approval. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	MelaFind® may not be safe or effective to the FDA’s satisfaction;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application (the final module), we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process, and is subject to delays and failure at any stage. Furthermore, the data obtained from a clinical trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial in 2004 and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. On October 12, 2006 we announced that the FDA had informed the Company that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s review queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case.

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

MelaFind® may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payers. The markets for MelaFind® may also be limited by the indications for which its use may be reimbursed.

The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain. In the US, physicians and other healthcare providers performing biopsies for suspicious skin lesions are generally reimbursed for all or part of the cost of the diagnosis and biopsy by Medicare, Medicaid, or other third-party payers.

The commercial success of MelaFind® in both domestic and international markets will significantly depend on whether third-party coverage and reimbursement are available for services involving MelaFind®. Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of MelaFind®. In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge. Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if MelaFind® or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.

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

Clinical studies in the US have been ongoing for over five years, and we have a Protocol Agreement with the FDA, but we have not completed the pivotal clinical trial required for PMA approval. We initiated a trial under the terms of the Protocol Agreement at the end of 2004. However, technical operational issues with the systems were experienced, requiring further refinement. We are currently building the hardware systems necessary to fully implement our pivotal clinical trial that started in January 2007. However, we cannot provide any assurances that we will have additional, necessary systems available on a timely basis. In addition, the pivotal clinical trial and supporting clinical studies will require the involvement of larger numbers of clinical sites than we have previously engaged at any single time, and the recruitment of large numbers of patients. If the clinical sites, which enroll patients on a best efforts basis, do not provide cases at rates anticipated for any reason (such as, for example, lower than forecasted clinical site productivity), we may face delays or may be unable to complete the development of MelaFind®.

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

The final training of the classifier, required to be completed before the classifier is utilized as described above, is expected to take approximately two months. Accordingly, the classifier must be ready for final training two months before the end of the pivotal trial. To date, there are over 300 melanoma lesions in the training database. The current classifier has been trained on 221 of these melanoma lesions. Our schedule for the acquisition of these lesions is based upon the projected numbers of imaging devices to be located at participating sites, the projected productivity of those sites in terms of melanomas and other lesions biopsied per month, and the projected efficiency of the study pathologists in classifying the lesion slides presented for histological analysis (the microscopic examination of excised or biopsied tissue specimens) and reporting their results. If we are unable to produce and maintain a sufficient number of imaging devices at participating sites, if the clinicians do not maintain sufficient productivity, or if the pathologists do not produce reports with sufficient efficiency, then our ability to maintain our schedule will be adversely affected, the start or conclusion of the pivotal trial may be delayed, and the submission of the completed PMA will be delayed.

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

We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities, and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the twelve months ended December 31, 2006 was $10.6 million, and as of December 31, 2006, we had an accumulated deficit of approximately $31.2 million. Our research and development expenses have increased in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. We believe that electro-optical products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica, Ltd.; Biomips Engineering and SciBase AB. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payers;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Even if Medicare covers a device for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success. We expect to experience pricing pressures in connection with the commercialization of MelaFind® and our future products due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize MelaFind® and therefore, on our liquidity and our business, financial condition, and results of operations.

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

To date, only those patients who were treated by physicians involved in our clinical trials have been evaluated using MelaFind® and even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse MelaFind®. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions and there are recommendations from prominent physicians that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. If MelaFind® receives the appropriate regulatory approvals but does not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of MelaFind® will depend on a number of factors, including:

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

Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash, cash equivalents and marketable securities, including the proceeds from our recently completed (November 2006) financing and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through mid-2008. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting the clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind® and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

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

Our manufacturing efforts currently rely on FillFactory, a subsidiary of Cypress Semiconductor Corp., to manufacture and supply the complementary metal oxide semiconductor sensor in MelaFind®, on Zeiss for lens and lens objective assemblies, on ASKION for the main subassembly and on Fairchild Semiconductor Corp., Panasonic Corp., Roithner-Laser Vienna, CompServ and others for light-emitting diodes, or LEDs, printed circuit boards, and other elements or components of our devices. We have written agreements with several of these vendors, under which the vendor is obligated to perform services or produce components for us. There can be no assurance that these third parties will meet their obligations under the agreements. Each of these suppliers is a sole-source supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

We have entered into a development agreement with ASKION to complete developmental engineering and testing of our hand-held imaging device, and have also entered into a production agreement with ASKION to assemble the components and produce initial quantities of our hand-held imaging devices for clinical trials. We intend to enter into a contract for commercial production of the hand-held imaging devices once commercial specifications for MelaFind® have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms. Failure to enter into such an agreement with ASKION would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, we have entered into a confidentiality agreement and a development agreement with Zeiss for lenses and lens objective assemblies, and we have entered into a contract for the commercial production of lenses. The manufacturing agreement with ASKION will include integration of the Zeiss lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Zeiss, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the pivotal clinical trial and/or the commercial sale of MelaFind®, and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.

We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulation.

We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind® in 2008. Assuming that regulatory approval of MelaFind® is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the device. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Assuming that MelaFind® is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for MelaFind® and will have to complete such an inspection successfully before we ship any commercial MelaFind® devices. However, we were previously inspected in connection with DIFOTI®, which we have discontinued for business reasons, and were cited for failures to comply fully with QSR mandated procedures. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. The DIFOTI® inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. An onsite consultant was hired to address these deficiencies and structure a compliant Quality System for

MelaFind®. Throughout 2006 we worked to address the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA re-audited the Company’s facility for a follow-up inspection and audited our revised Quality System. No non-conformities or negative observations were reported to the Company. On December 5, 2006 we received correspondence from the FDA that reported “that all previous observations reported on the FDA-483 were corrected, and this firm no longer manufactures or distributes the DIFOTI® 2.0 dental imaging system.”

We continue to work with our in-house consultant to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimately MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing any concerns it might have relative to MelaFind®, or in our efforts to address any MelaFind® deficiencies that might develop, we could be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury or if a patient alleges that MelaFind® failed to provide appropriate diagnostic information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require PMA approval prior to commercialization in the US. The clinical studies of MelaFind® are considered by the FDA as NSR. Consequently, the trials are conducted under the auspices of an abbreviated IDE. We therefore do not maintain domestic clinical trial liability insurance. We have obtained clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

The connection between the MelaFind® hand-held imaging device and the central server in our offices will be dependent on the internet. We plan to use the internet as a medium to provide quality control calibration services to physicians. We also plan to use the internet to inform the public about the availability of our products and to market to and communicate with physicians who are potential or actual customers. Our success will therefore depend in part on the continued growth and use of the internet. If our ability to use the internet fails, it may materially adversely affect our business.

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

We are highly dependent on our senior management, especially Joseph V. Gulfo, M.D., MBA, our President and Chief Executive Officer and Dina Gutkowicz-Krusin, Ph.D., our Director of Clinical Research. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as scientists, clinicians, engineers, and experienced sales and marketing individuals, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the development and introduction of MelaFind®. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (SOX), as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs, to divert management attention from operations and strategic opportunities, and to make legal, accounting and administrative activities more time-consuming and costly. We have retained a consultant to assist us and we are in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We are evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. We have retained and are currently working with a consultant experienced in SOX compliance. While we believe we have made substantial progress on satisfying the requirements, and anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 of the SOX in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. As a small company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. Implementing these changes may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts would require a potentially significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the SOX. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Risks Relating to our Common Stock

An active trading market for our common stock may not develop.

An active public market for our common stock may not continue to develop or be sustained. Further, we cannot be certain that the market price of our common stock will not decline below the amount required by NASDAQ to maintain a listing on its Capital Market. Should we fail to meet the minimum standards established by NASDAQ for its Capital Market, we could be de-listed, meaning shareholders might be subject to limited liquidity.

Our stock price is likely to be volatile, meaning purchasers of our common stock could incur substantial losses.

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

As of February 28, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 36.9% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

We lease approximately 2,800 square feet of office space at 3 West Main Street, Suite 201, Irvington, New York, and an additional 4,950 square feet of office, laboratory, and assembly space in an adjacent building with the street address of 1 Bridge Street, Suite 15, Irvington, New York. The lease on the

2,800 square feet of space expires in November 2010. The lease on the 4,950 square feet of space expires in June 2009. We believe that these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of October 28, 2005 through December 31, 2006 as reported by the NASDAQ Capital Market:

	High	Low

Year Ended December 31, 2006
October 1 — December 31, 2006	$8.10	$5.26
July 1 — September 30, 2006	$7.34	$4.74
April 1 — June 30, 2006	$8.92	$5.52
January 1, 2006 — March 31, 2006	$6.20	$5.20
Year Ended December 31, 2005
October 28 — December 31, 2005	$8.68	$5.26

As of February 28, 2007, there were approximately 208 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 8- Stock-Based Compensation and Warrants — to the financial statements contained in Part II Item 8 of this annual report.

Use of Proceeds from the Sale of Registered Securities

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

No payments for expenses in conjunction with the initial public offering were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

Use of Proceeds from the Sale of Unregistered Securities

On October 31, 2006 the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million, and approximately $12.5 million in net proceeds. The transaction closed November 3, 2006. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. The private placement was completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Pursuant to the terms of the registration rights agreement, the Company filed a resale registration statement on December 1, 2006 covering the shares, including the shares issuable upon exercise of the warrants. The Company’s resale registration statement on Form S-3 was declared effective (file #333-139056) February 12, 2007.

No payments for expenses in conjunction with the 2006 private placement were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested in certificates of deposit with a commercial bank. We are using, and intend to continue to use, these proceeds for research and development activities including clinical trials, development of our sales and marketing capabilities and general corporate purposes including general and administrative expenses.

Item 6.	Selected Financial Data

The following table sets forth selected financial data. The financial information for the years ended December 31, 2004, 2005 and 2006 and as of December 31, 2005 and 2006 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2002 and 2003 and as of December 31, 2002, 2003, and 2004 has been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2002	2003		2004		2005		2006
	(In thousands, except share and per share data)

Statements of Operations Data:
Revenue from grants	$547	$		$		$		$

Cost of grant revenue	564
General and administrative expenses	511		1,034		1,234		2,636		4,526
Research and development	404		828		1,892		3,822		7,574

Operating loss from continuing operations	(932)		(1,862)		(3,126)		(6,458)		(12,100)
Interest (income)/expense	8		76		67		(174)		(728)

(Loss) from continuing operations	(940)		(1,938)		(3,193)		(6,284)		(11,372)
(Loss) gain from discontinued operations	(201)		(12)		(426)		(442)		781

Net loss	(1,141)		(1,950)		(3,619)		(6,726)		(10,591)
Preferred stock deemed dividends	(214)		(322)		(676)		(1,199)
Preferred stock accretion	(180)		(25)		(258)		(1,077)
Stock distribution of preferred Series B
shares			(102)

Net loss attributable to common stockholders	$(1,535)		$(2,399)		$(4,553)		$(9,002)		$(10,591)

Net loss per share, basic and diluted:
Continuing operations	$(0.87)		$(1.48)		$(2.34)		$(2.44)		$(1.01)
Discontinued operations	(0.13)		(0.01)		(0.24)		(0.13)		.07

Basic and diluted net loss per common share	$(1.00)		$(1.49)		$(2.58)		$(2.57)		$(.94)

Basic and diluted weighted average number of shares outstanding	1,534,760		1,614,897		1,766,608		3,508,835		11,293,783

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands, except share and per share data)

Balance Sheet Data:
Total current assets	$111	$217	$6,813	$18,873	$21,771
Total assets	344	432	7,096	19,166	22,476
Total liabilities	529	650	691	916	1,162
Redeemable convertible preferred stock	2,244	4,067	9,955
Accumulated deficit	(8,518)	(10,288)	(13,907)	(20,633)	(31,225)
Total stockholders’ equity/(deficiency)	(4,657)	(4,285)	(3,550)	18,249	21,314

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business-Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2006 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for all periods discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005, in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and will make a second payment to us later in 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following their commercial re-launch of DIFOTI®. With the completion of this transaction we do not expect to have any significant continuing responsibility for the DIFOTI® business.

Unless otherwise indicated, the following discussion relates to our continuing operations.

Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of the pivotal trial that began in January 2007 and its patient enrollment. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2006, we had an accumulated deficit of $31.2 million. We expect to continue to spend significant amounts on the development of MelaFind®. We expect to incur significant commercialization costs when we begin to introduce MelaFind® into the US market.

On October 28, 2005, we completed an initial public offering. We issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share. After deducting underwriting discounts and expenses and offering related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17.7 million. On October 31, 2006 we entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. The transaction closed November 3, 2006. We believe that the proceeds from these two transactions will be sufficient to fund our anticipated level of operations through mid-2008. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Our research and development expenses incurred for the year ended December 31, 2006 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially.

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

At December 31, 2005 and December 31, 2006, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $14.0 million and approximately $16.6 million, respectively. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2026. The Company’s ability to utilize its net operating losses may be significantly limited due to changes in the company’s ownership as defined by federal income tax regulations.

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

Revenue Recognition

We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 and account for the DIFOTI® revenue and expenses as a discontinued operation. Revenue from the DIFOTI® product sales had been recognized at the time of delivery and acceptance, after consideration of all the terms and conditions of the customer contract. The DIFOTI® products which were being sold prior to December 31, 2004 included a 30-day return policy. Revenue on these products was recognized after the shipment was made and the 30-day return period had elapsed. DIFOTI® products sold subsequent to December 31, 2004 were sold without a right of return and revenue was therefore recognized after the shipment was made. Deferred revenues at December 31, 2004 consisted of revenues that were billed or paid in advance of the shipment of the product. With the completion of the sale and licensing transaction to KaVo in December 2006, we do not expect to have any significant continuing responsibility for the DIFOTI® business.

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

Prior to January 1, 2006 we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our fixed-plan employee stock options. Under this method, no compensation expense had been recorded for awards granted with no intrinsic value. Namely, on the date of grant only if the then current market price of the underlying stock exceeded the exercise price would there be a compensation charge. FASB Statement No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS Nos.123 and 148, we elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above until January 1, 2006 and adopted only the disclosure requirements of SFAS 123. Prior to October 28, 2005, our common stock had not been publicly traded. As a result, the determination of the fair value of our common stock involved considerable judgment. In making this determination, we evaluated, among other things, our common stock transactions, the pricing of private equity sales, the rights and preferences of the security being valued, current market conditions, and company specific operational milestones. Since our initial public offering, the fair value of stock-based compensation has been based on the price of our common stock on the measurement date.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

In May 2005, we amended stock option agreements for 125,000 shares of our common stock in the aggregate of three key employees to immediately vest upon the completion of our initial public offering. In the fourth quarter of 2005, the Company recorded a charge to operations in the amount of $544,000 with respect to these options based upon the initial public offering price of $5.00 per share.

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

In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us and accrue for such costs in accordance with accounting principles generally accepted in the US. This is done as of each balance sheet date in our financial statements.

Results of Operations (in thousands)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Research and Development Expense

Research and development expense increased by $3,752 to $7,574 for the year ended December 31, 2006 from $3,822 for the year ended December 31, 2005. This increase was primarily attributable to a step-up of $2,483 in product development costs associated with MelaFind®. Approximately $1,700 of the increase was spent with ASKION, and approximately $540 of the increase was spent with several other suppliers to our R&D program. In addition we had an increase in personnel costs of $437, an increase in our clinical study costs of $121 and an increase in costs associated with our regulatory and FDA work of $87. We currently expect at least this level of spending to continue for 2007.

In addition we recorded a $623 share-based compensation charge for certain research and development personnel for the year ended December 31, 2006. This expense includes charges in accordance with SFAS 123R, related to the issuance of stock options.

General and Administrative Expense

General and administrative expense increased by $1,890 to $4,526 for the year ended December 31, 2006 from $2,636 for the year ended December 31, 2005. The increase was attributable to higher personnel costs of $184 and reimbursement and pre marketing activities of $283. Higher costs associated with our status as a public company for an entire year totaled $829 and consisted primarily of increased legal fees of $420, accounting and related services of $259, and stockholder relations costs of $150. We also incurred higher insurance costs of $180 that were primarily related to increased directors and officers insurance coverage. Additionally, our franchise tax expense increased by $98, and we incurred increased strategic consulting expenses of $235. Our general overhead also increased by $306, which included a rent increase of $53.

In addition we recorded a $412 share based compensation charge in accordance with SFAS 123R. During 2005 we recorded a share based compensation charge of $638 that was principally related to the immediate vesting of 125,000 options upon completion of our initial public offering. Therefore, for 2006 we had a decrease in share based compensation of $226.

Interest (Income)/Expense

Interest income for the year ended December 31, 2006 was $728 compared to $174 for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was directly attributable to an increase in cash and cash equivalents generated as a result of our initial public offering on October 28, 2005 and our November 2006 financing, and the proceeds from the sale and licensing of our DIFOTI® assets.

Gain (Loss) from Discontinued Operations

The gain on the sale and licensing of our discontinued operations in the year ended December 31, 2006 was $781, compared with the loss on discontinued operations of $442 for the year ended December 31, 2005. The gain in 2006 resulted from the sale and licensing transaction of DIFOTI® assets with KaVo, and the 2005 loss related to our decision to discontinue DIFOTI® operations in April 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Research and Development Expense

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

General and Administrative Expense

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

Interest (Income)/Expense

Interest income for the year ended December 31, 2005 was $174 and is compared to $28 in interest income and $95 in interest expense for the corresponding period in 2004. The increase in interest income for the year ended December 31, 2005 was due to the higher average cash, cash equivalents and marketable securities balance compared to the prior year period. The interest expense for the year ended December 31, 2004 was principally related to an imputed interest charge of $80 in connection with financings from related parties.

Liquidity and Capital Resources

From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2006, we had $20,940 in cash and cash equivalents as compared to $18,505 of cash and cash equivalents at December 31, 2005, an increase of $2,435. The increase resulted primarily from the net proceeds of approximately $12,500 from the Company’s 2006 private placement, offset by cash used in operating activities. Our cash and cash equivalents at December 31, 2006 are liquid investments in cash and certificates of deposit with a commercial bank, investment grade securities, and money market accounts.

Cash Flows from Operating Activities

Net cash used in operations was $10,141 for the year ended December 31, 2006. For the years ended December 31, 2004 and 2005 the net cash used in operations was $3,065 and $5,831 respectively. For all periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities was $44 for the year ended December 31, 2006 principally relating to the purchase of fixed assets and patent costs offset by the proceeds received from the sale and licensing of our DIFOTI® assets. For the year ended December 31, 2004, net cash used in investing activities was $6,677 and was principally related to the purchase of marketable equity securities, and for the year ended December 31, 2005, net cash provided by investing activities was $6,502, which was principally related to the redemption of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,620 for the year ended December 31, 2006 and reflects the net proceeds received from our November 3, 2006 private placement financing. For the years ended December 31, 2004 and 2005 the net cash flows provided by financing activities were $9,733 and $17,725 respectively. In 2004, financing cash flows reflected the proceeds from the issuance of preferred stock and notes payable. In 2005, financing cash flows reflect proceeds from the initial public offering.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2006, we had an accumulated deficit of $31.2 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that the net proceeds from our initial public offering and our November 3, 2006 financing, our current cash and cash equivalents and interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through mid-2008. If our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development of medical devices such as MelaFind®, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$795	$249	$441	$105	—
Total	$795	$249	$441	$105	—

Our long-term obligations are two non-cancelable operating leases for space expiring in June 2009 and November 2010. The lease on 4,950 square feet of office, laboratory and assembly space expires in June 2009, and the lease on 2,800 square feet of office space expires in November 2010.

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

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In October 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of Statements No. 133 and 140” (FAS 155). FAS 155 is effective for fiscal years that begin on or after October 1, 2006 and permits companies the option to use a fair value measurement for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under under FAS 133. The Company does not expect the adoption of FAS 155 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, Stock-Based Payment, which summarizes the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R was originally effective as of the beginning of the first interim or annual reporting period after June 15, 2005. However, on April 14, 2005 the SEC announced a new rule that amended the effective date for SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. As such, we adopted SFAS 123R as of the beginning of the first quarter of 2006 and applied the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, our financial statements for periods prior to the effective date of the statement will not be restated.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk at December 31, 2006 is confined to our cash and cash equivalents. We invest in cash and certificates of deposit with a commercial bank, investment grade securities, and money market accounts. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Electro-Optical Sciences, Inc.

We have audited the accompanying balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Optical Sciences, Inc., as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment”.

/s/  Eisner, LLP

New York, New York
March 9, 2007

ELECTRO-OPTICAL SCIENCES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents (includes $12,000,000 in certificates of deposit as of December 31, 2006)	$18,505,030	$20,939,527
Receivable from sale and licensing of discontinued operations, net		487,680
Prepaid expenses and other current assets	210,940	343,634
Assets held for sale	156,677

Total Current Assets	18,872,647	21,770,841
Property and equipment, net	175,369	564,471
Patents and trademarks, net	84,052	100,630
Other assets	33,612	39,758

Total Assets	$19,165,680	$22,475,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $11,263 as of December 31, 2005, and $53,987 as of December 31, 2006)	$329,462	$641,036
Accrued expenses (includes related parties of $15,000 as of December 31, 2005, and 34,257 as of December 31, 2006)	570,052	504,670
Other current liabilities	16,828	16,077

Total Current Liabilities	916,342	1,161,783

COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ Equity:
Common stock — $0.001 par value; authorized 30,000,000 shares:
Issued and outstanding 10,837,833 shares at December 31, 2005 and 13,296,448 shares at December 31, 2006	10,838	13,296
Additional paid-in capital	38,934,420	52,525,408
Deferred compensation	(62,610)
Accumulated deficit	(20,633,310)	(31,224,787)

Stockholders’ Equity	18,249,338	21,313,917

Total Liabilities and Stockholders’ Equity	$19,165,680	$22,475,700

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Operating expenses:
Research and development	$1,891,551	$3,821,712	$7,574,744
General and administrative	1,234,210	2,636,064	4,525,789

Operating loss from continuing operations	(3,125,761)	(6,457,776)	(12,100,533)

Interest income	(27,935)	(173,888)	(728,053)
Interest expense	94,976

	67,041	(173,888)	(728,053)

Loss from continuing operations	(3,192,802)	(6,283,888)	(11,372,480)
Loss from discontinued operations	(426,344)	(442,459)
Gain on sale and licensing of discontinued operations			781,003

Net loss	(3,619,146)	(6,726,347)	(10,591,477)
Less:
Preferred stock deemed dividends	676,218	1,198,439
Preferred stock accretion	257,545	1,077,492

Net Loss Attributable to Common Stockholders	$(4,552,909)	$(9,002,278)	$(10,591,477)

Net loss per common share, basic and diluted:
Continuing operations	(2.34)	(2.44)	(1.01)
Discontinued operations	(0.24)	(0.13)	.07

Basic and diluted net loss per common share	$(2.58)	$(2.57)	$(.94)

Basic and diluted weighted average number of common shares outstanding	1,766,608	3,508,835	11,293,783

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 2004, 2005 and 2006

	Convertible								Total
	Preferred Stock				Additional				Stockholders’
	Series A		Common Stock		Paid-in	Notes	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit	(Deficiency)

Balance at January 1, 2004	198,000	$972,311	1,684,760	$1,685	$5,119,923	$(69,000)	$(22,500)	$(10,287,817)	$(4,285,398)

Sale of common stock			124,998	125	137,375				137,500
Deferred compensation on-stock option awards to employees					159,300		(159,300)
Issuance of options to non-employee directors					150,450				150,450
Preferred stock accretion					(257,545)				(257,545)
Warrants issued in connection with preferred Series C stock					2,643,392				2,643,392
Beneficial conversion feature in connection with preferred Series C stock					1,465,003				1,465,003
Issuance of options to consultants					72,800				72,800
Issuance of warrants to consultant					120,396				120,396
Amortization of deferred compensation							22,500		22,500
Net loss								(3,619,146)	(3,619,146)

Balance at December 31, 2004	198,000	$972,311	1,809,758	$1,810	$9,611,094	$(69,000)	$(159,300)	$(13,906,963)	$(3,550,048)

Preferred stock accretion					(1,077,492)				(1,077,492)
Value of employee options vesting on attainment of milestone					479,000				479,000
Issuance of options to consultant					138,000				138,000
Exercise of option by non-employee directors			27,500	28	15,322				15,350
Exercise of options by former employees			23,361	23	23,359				23,382
Restricted stock award to employee			11,488	12	62,598		(62,610)
Retirement of note receivable						69,000			69,000
Amortization of deferred compensation							159,300		159,300
Warrants exchanged for common stock			1,305,321	1,305	(1,305)
Conversion of preferred stock in connection with the Initial Public offering	(198,000)	(972,311)	3,398,105	3,398	12,001,578				11,032,665
Issuance of shares of common stock in connection with the Initial Public Offering (net of expenses)			4,262,300	4,262	17,682,266				17,686,528
Net loss								(6,726,347)	(6,726,347)

Balance at December 31, 2005			10,837,833	$10,838	$38,934,420		$(62,610)	$(20,633,310)	$18,249,338

Exercise of options			135,450	136	87,929				88,065
Exercise of warrants			10,781	10	26,418				26,428
Amortization of deferred compensation							62,610		62,610
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)			2,312,384	2,312	12,503,075				12,505,387
Issuance of options to consultant					161,934				161,934
Share-based compensation expense					811,632				811,632
Net loss								(10,591,477)	(10,591,477)

Balance at December 31, 2006			13,296,448	$13,296	$52,525,408			$(31,224,787)	$21,313,917

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Cash flows from operating activities:
Loss from continuing operations	$(3,192,802)	$(6,283,888)	$(11,372,480)
Loss from discontinued operations	(426,344)	(442,459)
Gain on sale and licensing of discontinued operations			781,003

Net loss	(3,619,146)	(6,726,347)	(10,591,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(9,000)	(1,000)
Gain on sale of discontinued operations			(781,003)
Depreciation and amortization	35,860	49,098	138,358
Noncash compensation and amortization of deferred compensation	172,950	672,800	874,241
Common stock options and warrants issued for consulting fees	193,196	138,000	161,934
Retirement of stock subscription receivable for consulting services		34,500
Amortization of discount on marketable securities	(10,001)	(33,502)
Imputed interest expense from bridge loan	80,000
Changes in operating assets and liabilities:
Decrease (increase) in receivables	20,662	8,128
Decrease (increase) in inventories	3,110	(16,122)
Increase in prepaid expenses and other current assets	(36,211)	(181,507)	(132,694)
(Decrease) increase in accounts payable and accrued expenses	(7,676)	332,110	196,193
Increase (decrease) in deferred revenues	106,335	(106,335)
Increase (decrease) in other current liabilities	5,308	(456)	(751)
Increase in other assets			(6,146)

Net cash used in operating activities	(3,064,613)	(5,830,633)	(10,141,345)

Cash flows from investing activities:
Patent costs	(3,166)	(5,316)	(35,491)
Purchases of property and equipment	(88,884)	(121,239)	(508,547)
(Purchase) sale of marketable securities	(6,584,750)	6,628,253
Proceeds from sale and licensing of discontinued operations			500,000

Net cash (used in) provided by investing activities	(6,676,800)	6,501,698	(44,038)

Cash flows from financing activities:
Proceeds from private placement financing			13,180,598
Expenses related to private placement financing			(675,211)
Proceeds from exercise of stock options			88,065
Proceeds from exercise of stock warrants			26,428
Proceeds from Initial Public Offering		21,311,500
Expenses related to Initial Public Offering		(3,624,972)
Proceeds from issuance of Series C preferred stock	9,171,480
Expenses related to Series C preferred stock offering	(447,553)
Repayment of notes payable to stockholders	(48,000)
Proceeds from issuance of notes payable	920,000
Proceeds from sale of common stock	137,500	38,732

Net cash provided by financing activities	9,733,427	17,725,260	12,619,880

Net (decrease) increase in cash and cash equivalents	(7,986)	18,396,325	2,434,497
Cash and cash equivalents at beginning of year	116,691	108,705	18,505,030

Cash and cash equivalents at end of year	$108,705	$18,505,030	$20,939,527

Supplemental Cash Flow Information:
Cash paid for interest	$14,976
Supplemental Schedule of Noncash Investing and Financing Activities:
Receivable from sale and licensing of discontinued operations			$487,680
Notes payable exchanged for Series C preferred stock	$1,015,000
Preferred stock accretion	$257,545	$1,077,492
Reclassification of inventories and patents to assets held for sale		$156,677

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements
(In thousands, except for share and per share data)
(For the Years Ended December 31, 2006, 2005 and 2004)

1.	Principal Business Activities and Summary of Significant Accounting Policies:

Organization and Business

Electro-Optical Sciences, Inc., a Delaware corporation (the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (FDA) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced in January 2007 and will include up to 20 U.S. clinical study sites. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as the first half of 2008.

To date, the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues have come from activities and products that have since been discontinued, including the DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. The Company discontinued all operations associated with its DIFOTI® product effective as of April 5, 2005, in order to focus its resources on the development and commercialization of MelaFind®. As more fully described in Note 10, in December 2006, the Company sold and licensed its rights to the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business or products.

At December 31, 2006, the Company has an accumulated deficit of $31,225 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and a private placement in November 2006 (refer to Note 7, “Stockholders’ Equity,” for further details). The Company believes that the proceeds from these transactions will permit the Company to fund our anticipated levels of operations through mid-2008. However, the Company will require additional funds to commercialize MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

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

Cash and Cash Equivalents

The Company maintains cash in bank deposit accounts certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. Cash equivalents

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

include all highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Marketable Securities

Marketable securities are classified in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity securities are reported at amortized cost. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings, and reported in other comprehensive income. Trading securities are reported at fair value, with unrealized gains and losses included in earnings.

Assets Held for Sale

Assets held for sale at December 31, 2005 consisted of DIFOTI® related inventories and patents (see Note 10 to the financial statements).

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 11).

The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and accrued expenses. Actual results could differ from these estimates.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

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

Stock-Based Compensation

Prior to January 1, 2006, the Company applied the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25 and related interpretations to account for the Company’s fixed-plan employee stock options. Under this method, no compensation expense has been recorded for awards granted with no intrinsic value. Namely, on the date of grant only if the then current market price of the underlying stock exceeded the exercise price would there be a compensation charge. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, the Company elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above until January 1, 2006, and had adopted only the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2005

Net loss attributable to common stockholders, as reported	$(4,553)	$(9,002)
Add: stock-based employee compensation included in reported net loss, net of income tax effect	173	638
Deduct: stock-based employee compensation expense determined under fair-value-based method, net of related tax effect	(186)	(539)

Pro forma net loss	$(4,566)	$(8,903)

Basic and diluted loss per share, as reported	$(2.58)	$(2.57)

Basic and diluted loss per share, pro forma	$(2.58)	$(2.54)

The per share weighted-average fair value of stock options granted during 2004 and 2005 was $3.00 and $3.63 respectively on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Year Ended December 31,
	2004	2005

Expected volatility	60%	60%
Risk free interest rate	3.17% to 3.94%	4.39%
Stock option life (in years)	5	5
Expected dividend yield	0%	0%

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

As a result of the adoption of SFAS 123R, incremental compensation expense for the year ended December 31, 2006 amounted to $812. At December 31, 2006 total unrecognized compensation cost amounted to approximately $2,475, with respect to 1,101,128 unvested options which will be amortized over the ensuing four years.

Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. Under this method of accounting, the Company estimates the total amount of deferred compensation when the grant is issued for the entire option value based on the Black Scholes valuation model. Subsequently, the deferred compensation is adjusted each reporting period until vesting occurs and the charge is taken. Compensation attributable to non-vested options is not recorded until vesting occurs (see Note 8).

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

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

stock equivalents excluded consist of stock options, warrants and redeemable convertible preferred stock which are summarized as follows:

	Year Ended December 31,
	2004	2005	2006

Common stock options	965,203	1,115,415	1,689,412
Warrants	2,758,923	298,280	626,845
Redeemable convertible preferred stock	3,398,105	—

Total	7,122,231	1,413,695	2,316,257

Comprehensive loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For each of the three years ended December 31, 2006, net loss was equal to comprehensive loss as there were no unrealized gains or losses on available-for-sale marketable securities at the respective year ends.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting and is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Company’s disclosure requirements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of Statements No. 133 and 140” (FAS 155). FAS 155 is effective for fiscal years that begin on or after October 1, 2006 and permits companies the option to use a fair value measurement for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under FAS 133. The Company does not expect the adoption of FAS 155 to have a material impact on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for all share-based payment arrangements. The Company adopted SFAS 123R as of the beginning of the first quarter of 2006 and began expensing the cost of equity instruments awarded as part of the employee stock incentive plans over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company has expensed the cost of new or modified awards over the requisite service period and the cost of previously granted unvested awards for the requisite service period remaining after

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

December 31, 2005. The Company’s financial statements for periods prior to the effective date of the statement have not been restated. The impact of this statement on the Company’s financial position or its results of operations depends upon various factors including its future compensation strategy. The Company expects that the effect of applying this statement on its results of operations as it relates to existing option plans will continue to have a material effect on its financial statements.

2.	Marketable Securities:

Prior to December 31, 2005, all marketable securities held-to-maturity were redeemed or liquidated at their approximate carrying values. The Company realized a loss of $3 on the proceeds from the sale of $6,628 of held-to-maturity securities during the year ended December 31, 2005. All marketable securities purchased during 2006 consisted of available-for-sale securities which were held to redemption prior to December 31, 2006 and experienced no gain or loss.

3.	Property and Equipment:

Property and equipment, at cost, consists of the following:

	December 31,
			Estimated
	2005	2006	Useful Life

Leasehold improvements	$86	$154	Lease Term
Laboratory and research equipment	131	497	5 years
Office furniture and equipment	190	265	5 years

	407	916
Accumulated depreciation and amortization	232	352

	$175	$564

Depreciation expense amounted to approximately $18, $34 and $120 for the years ended December 31, 2004, 2005 and 2006, respectively.

4.	Patents:

Patents are shown in the accompanying balance sheets net of accumulated amortization of $115 and $134 at December 31, 2005 and 2006, respectively. In connection with the discontinuance of DIFOTI® operations in April 2005, patents with a net book value of $71 had been reclassified as assets held for sale, and were subsequently written off in connection with the December 2006 sale and licensing agreement with KaVo. Amortization expense related to all non- DIFOTI® patents was approximately $18, $15 and $18 for the years ended December 31, 2004, 2005 and 2006, respectively.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

5.	Commitments and Contingencies:

The Company is obligated under two non cancelable operating leases for office space expiring June 2009 and November 2010. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under these leases are as follows:

Year ended December 31,
2007	$249
2008	253
2009	188
2010	105

$795

Rent expense charged to operations amounted to approximately $110, $202 and $255 for the years ended December 31, 2004, 2005 and 2006, respectively.

In August 2006, the Company engaged Zeiss to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trials and we expect this work to continue into 2007. Total payments to Zeiss amounted to $120 in 2006.

On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., then Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner an annual amount of $180 payable monthly over the term of the agreement. The agreement provided for termination at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner. (See Note 9) With the start of our pivotal clinical trial in January 2007, Dr. Wagner has transitioned out of his role as our acting Chief Operating Officer and has entered into a second amended consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner (see Note 9).

In January 2006, the Company entered into an agreement with ASKION to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to 40 MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted at up to 20 clinical study sites in the United States. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. We expect to maintain a relationship, which has evolved as a month-to-month agreement, with ASKION and continue with development activities throughout 2007.

During January 2004, the Company entered into an employment agreement with its President and Chief Executive Officer (Dr. Gulfo) through December 31, 2005, which provided for a base salary of $175, stock options and performance bonuses. The agreement provides for automatic one year renewal terms and renewed automatically for 2007. Effective May 31, 2006, his salary was increased to $235, and he received a bonus in the amount of $50.

Also during January 2004, the Company amended its employment agreement with its former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three-year term. The amended agreement included a salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into with this former employee, which superseded the amended employment agreement (see Note 9).

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

6.	Employee Benefit Plan:

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $25, $35 and $42 for the years ended December 31, 2004, 2005 and 2006, respectively.

7.	Stockholders’ Equity

During June 2003, the Company completed a private placement whereby investors agreed to acquire up to 1,400,000 preferred Series C units. Each unit consisted of one share of Series C redeemable convertible preferred stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $13.00 per share. Of the 1,400,000 units, the first tranche of 663,717 units was sold for an aggregate of $1,500. Costs associated with this issuance amounted to $252 and the accretion to redemption value for the unamortized balance of $227 for the years ended December 31, 2004 and 2005 is presented in the recorded accretion table below. The value of the warrants was de minimus. For the year ended December 31, 2003 $25 was accreted.

In connection with the private placement, 150,000 shares of the Company’s common stock were sold to the promoters, who are related parties, at $.46 per share. Notes of $69 were received for this purchase and were shown as a reduction in stockholders’ equity (deficiency) at December 31, 2004. The notes bore interest at 3.06% and were due June 20, 2008. Interest income amounted to approximately $2 and $1 for the years ended December 31, 2004 and 2005, respectively. During June 2005, the notes were retired by a cash payment and consulting services rendered.

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

During May 2004, the Company obtained bridge loans in the amount of $1,000 from related parties. The loans bore interest at 1.57% and were payable on December 31, 2004. During October 2004 these loans were converted into 442,469 preferred Series C units at a price of $2.26 per unit. The warrants were valued at $327. The Company also sold approximately 125,000 shares of the Company’s common stock to the lenders at $.46 per share for $57. The Company ascribed a value to the common stock and recorded an imputed interest charge of $80.

During October 2004, the Company completed a second private placement and sold 3,578,081 preferred Series C units for total proceeds of approximately $8,100 at a price of $2.26 per unit. The warrants were valued at $2,643. Costs of the Series C private placement amounted to approximately $448 and the accretion to redemption value for this amount for the years ended December 31, 2004 and 2005 is presented in the recorded accretion table below.

During 2004, the Company issued 4,507,702 shares of Series C redeemable convertible preferred stock with 2,253,792 warrants to purchase common stock at $13.00 per share and 60,840 Series C redeemable convertible preferred stock warrants at an exercise price of $4.52 per share for gross proceeds of $10,186. The net proceeds of $9,738 were allocated to redeemable convertible preferred stock and additional paid-in capital

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

based on the relative fair values of the preferred stock and warrants. The fair value of the warrants was determined using the Black-Scholes method. The assumptions used to value these warrants are described in Note 8. The Company recorded a beneficial conversion feature of $1,465.

The following table summarizes the recorded accretion to redemption value for the Series C for the years ended December 31, 2004 and 2005:

		Accretion	Year Ended
	Total	Period in	December 31,
	Amount	Months	2004	2005

2003 Series C financing costs	$252	60	$51	$42
2004 Series C financing costs	448	44	20	102
Value of Series C warrants	2,643	44	120	601
Beneficial Conversion — Series C	1,465	44	67	333

Total	$4,808		$258	$1,078

During October 2005, the Company completed an initial public offering. The Company issued 4,000,000 shares of the Company’s common stock on October 28, 2005 and another 262,300 shares on November 15, 2005, both issuances at $5.00 per share. After deducting underwriting discounts and expenses and offering-related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17,687. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 3,398,105 shares of the Company’s common stock and all related deemed but unpaid dividends on the redeemable convertible preferred stock were forfeited. In addition, the Company issued 1,305,321 shares of the Company’s common stock in exchange for 2,610,643 outstanding warrants (a conversion ratio of one share of common stock for two warrants). The Company recorded this transaction as an exchange of equity instruments at fair value which had no net effect on stockholders’ equity. The fair value of the warrants was determined using the Black-Scholes method and assumed the following: common stock value of $10.00 per share, remaining warrant life of 6.25 years, risk-free interest rate of 3.2%, and an expected volatility of 60%. A summary of the terms of the initial public offering can be found in the Company’s registration statement on Form S-1, as amended (File No. 33-125517), which was declared effective by the Securities and Exchange Commission on October 28, 2005.

In December 2005, the Company issued a restricted common stock award of 11,488 shares to an employee at the closing market price of the Company’s stock on the date of grant, and compensation expense in the amount of $63 for this award was recognized on a straight line basis over the nontransferable period. For the year ended December 31, 2006, $63 was charged to compensation expense.

On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. Pursuant to the registration rights agreement, the Company has filed a resale registration statement covering the shares, including the shares issuable upon the exercise of the warrants with the SEC. In the event that the Company fails to meet certain deadlines, as defined, the holders would be entitled to certain monetary damages. However, in no event would the Company be obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to obtain an effective registration statement or failing to maintain its

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

effectiveness. The Company’s resale registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (file #333-139056) February 12, 2007.

As of December 31, 2006, the Company had 10,000,000 shares of $10 par value preferred stock authorized and no shares issued and outstanding.

8.	Stock-Based Compensation and Warrants:

Stock Options

The Company has three stock option plans (the “Plans”) which allow the board of directors to grant incentives to employees, directors, consultants and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards.

Stock awards under the Company’s most recent plan have been granted at prices which are equal to the market value of the stock on the date of the grant. Options granted under this plan, the 2005 Stock Incentive Plan (“2005 Plan”), are generally time-based or performance-based options and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company adopted the 2005 Plan, awards are generally not issued under the Company’s previous stock option plans.

The compensation expense recognized in the Statement of Operations during 2006 for stock options and restricted stock awards amounted to $1,036. Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2006 was $88.

Details regarding the valuation and accounting for stock options are as follows:

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Twelve
Months Ended
December 31, 2006

Expected life	5 years
Expected volatility	60%
Risk-free interest rate	5.04%
Dividend yield	0%

The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At December 31, 2006, stock options to purchase 1,689,412 shares of common stock at exercise prices ranging from $.40 to $7.75 per share are outstanding and are exercisable at various dates through 2013. The total number of options exercisable at December 31, 2004, 2005, and 2006 was 428,739, 572,607, and 588,284, respectively, with weighted average exercise prices of $.89, $1.07, and $2.47 respectively. There are 668,260 shares available for future grant under the Company’s stock option plans as of December 31, 2006. Pursuant to the 2005 Plan, on January 1, 2007 the authorized number of options to purchase shares of common stock automatically increased by an amount equal to 3% of the outstanding shares of common stock.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

The status of the Company’s stock option plans during the periods indicated is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value

Outstanding at January 1, 2004	290,678	$1.12
Granted	679,525	.46
Exercised
Forfeited or expired	(5,000)	1.00

Outstanding at December 31, 2004	965,203	.66
Granted	212,780	2.43		$248
Exercised	(50,881)	.76
Forfeited or expired	(11,687)	4.85

Outstanding at December 31, 2005	1,115,415	.95	4.4	4,935
Granted	748,822	5.56	4.1	1,259
Exercised	(135,450)	.65	N/A	730
Forfeited or expired	(39,375)	6.76	N/A	11

Outstanding at December 31, 2006	1,689,412	2.88	4.2	7,331

Vested and exercisable at December 31, 2006	588,284	2.47	4.2	2,783

During the year ended December 31, 2006 the weighted average fair value of each option granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.15 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $730. The requisite service periods for options granted during 2006 for employees and consultants were five years.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ .01-$ .46	851,508	2.6 years	$.46	208,753	$.46
$ .47-$1.00	182,904	5.2 years	1.00	181,031	1.00
$1.01-$7.75	655,000	4.4 years	6.55	198,500	5.92

$ .01-$7.75	1,689,412	4.2 years	$2.88	588,284	$2.47

As of December 31, 2006, of the total 1,689,412 options outstanding, 1,101,128 have not vested. Of this total nonvested amount, 980,855 will vest upon the attainment of certain milestones and the balance will vest over the requisite service period. As of December 31, 2006, there was $2,475 of total unrecognized compensation cost related to nonvested options.

During 2004, the Company issued options to acquire 27,750 shares of the Company’s common stock at an exercise price of $.46 per share, valued at approximately $73, to outside consultants. The fair value for these options granted to outside consultants was calculated using the Black-Scholes method. For the options granted during 2004 to outside consultants, the assumptions used in the Black-Scholes model were: common

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

stock valued ranged from $0.46 to $4.00, expected life of 5 years, risk-free interest rate ranged from 3.39% to 3.94%, and an expected volatility of 60%.

During December 2004, the Company issued 262,500 options to certain employees and Board members. The value of 62,500 of these options resulted in a charge to operations in the amount of $150 and $71 during the years ended December 31, 2004 and 2005, respectively. The share based compensation expense for these option grants represented the amount by which the fair value per common share of $4.00 exceeded the exercise price per share of $0.46. The remaining 200,000 aforementioned stock options issued vest upon the attainment of certain milestones.

As contemplated by the employment agreement with Dr. Gulfo, its President and Chief Executive Officer, the Company has granted to Dr. Gulfo three stock options. The first two stock option grants for a total of 81,753 shares of the Company’s common stock have fully vested. The number of shares of the Company’s common stock subject to the third stock option can only be calculated at the time of FDA approval of MelaFind® (the “FDA Approval Option Grant”). The number of shares under this option is equal to that number of shares of the Company’s common stock equal to four percent of the Company’s fully diluted capital stock at the time of FDA approval of MelaFind® minus the 81,753 options granted to Dr. Gulfo. At December 31, 2006, total unvested, unearned options under Dr. Gulfo’s third option amounted to 542,755 (based on the fully diluted capital stock of the Company as of December 31, 2006 and assuming that FDA approval of MelaFind® had been granted as of December 31, 2006).

In May 2005, the Company amended option agreements for 125,000 shares in the aggregate of three key employees to immediately vest upon the completion of a successful initial public offering. In the fourth quarter 2005, the Company recorded a charge to operations in the amount of $544 with respect to these options based upon the initial public offering price of $5.00 per share.

Pursuant to a consulting agreement, upon the closing of the initial public offering, the Company issued an option to purchase 50,000 shares of common stock with an exercise price equal to the initial public offering price of $5.00 to a member of the Company’s Board of Directors. The fair value of these options was based on the Black-Scholes option-pricing model using the following assumptions: 60% volatility, expected dividend yield of 0%, an expected life of 5 years and risk-free interest rate of 4.375%, and the Company recognized compensation expense of $138 during the year ended December 31, 2005, as these options vested immediately.

On March 24, 2006, the Company issued to its then acting Chief Operating Officer and a member of the Board, Dr. Gerald Wagner, stock option grants of 49,500 shares of the Company’s common stock which vested immediately and 50,000 shares which vested upon commencement of the pivotal trial for MelaFind. The exercise price for these stock option grants was the closing price per share of the Company’s common stock on the option grant date which was $5.87 per share. The fair value of these option grants was determined using the Black-Scholes option valuation model on the date of the grant. Compensation expense of $162 was charged to operations during the first quarter 2006. At December 31, 2006, total unrecognized compensation amounted to $219.

On April 24, 2006, the Company entered into an agreement with Richard I. Steinhart to serve as the Company’s Vice-President of Finance and Chief Financial Officer. In accordance with that agreement Mr. Steinhart received a five year option under the Company’s 2005 Plan to purchase up to 100,000 shares of the Company’s common stock at $5.82 per share.

On May 29, 2006, the Company entered into an agreement with Christiano S. Butler to serve as the Company’s Vice-President of Technical Support. In accordance with that agreement, Mr. Butler received a five year option under the Company’s 2005 Plan to purchase up to 40,000 shares of the Company’s common stock at $7.60.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

At the Company’s May 22, 2006 Board of Directors meeting, the Board approved management’s recommendation to award stock options to a group of 27 employees. A total of 315,500 options to acquire shares of the Company’s common stock (excluding Mr. Steinhart’s and Mr. Butler’s options) were awarded to Company employees under the Company’s 2005 Plan.

On December 1, 2006, 30,000 options priced at $7.75 were granted to the members of the Company’s Board of Directors. These five-year options to purchase the Company’s common stock vest one year from the date of grant.

Warrants

Warrants outstanding at December 31, 2006 include a 5-year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004 and a 7-year warrant to purchase 54,988 shares of Series C preferred stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock. Upon completion of the Company’s initial public offering on October 28, 2005, the Series C preferred stock warrants became exercisable for an aggregate of 54,988 shares of the Company’s common stock.

In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006.

Additionally, as previously discussed, in connection with the Company’s private placement in November 2006, the Company issued warrants to purchase up to 346,857 shares of the Company’s common stock. The warrants are exercisable for five years with a price of $6.70 per share.

9.	Related Party Consulting Agreements (see Note 5):

The Company has in place the following consulting agreements with related parties.

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $22 in 2004, $26 in 2005 and $29 in 2006. This consulting agreement is terminable by either party on 30 days’ written notice.

Consulting Agreement with Marek Elbaum, Ph.D.

Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company has agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extends for a period of two years and is automatically renewable for an additional one year period. In the event of a non-renewal, and in the event that Dr. Elbaum’s services terminate as a result of his death or disability, the Company will pay to Dr. Elbaum a termination fee of $100.

Consulting Agreement with Robert Friedman, M.D.

Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $30 in 2005 and $42 in 2006.

Consulting Agreement with Gerald Wagner, Ph.D. (see also Note 5 and Note 8)

On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former acting Chief Operating Officer. The effective date of this amended and restated agreement was April 1, 2006. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner the annual amount of $180,000 payable monthly over the term of the agreement. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for Melafind® in January 2007. Also, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately.

With the start of our pivotal clinical trial in January 2007, Dr. Wagner has transitioned out of his role as our acting Chief Operating Officer and has signed an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner.

10.	Sale and Licensing of Discontinued Operations:

Effective April 5, 2005, the Company decided to discontinue all operations associated with its DIFOTI® product, in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business for the current and prior periods have been excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business have been classified as held for sale in the accompanying balance sheet. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500, and a second payment of $500 is due no later than July 1, 2007. Beginning in 2008 or earlier, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. The Company has recorded a gain of $781 on the sale and licensing of its remaining DIFOTI® assets based upon the cash proceeds and the discounted value of the second payment. Royalties, if any, will be recorded when earned.

Losses attributable to DIFOTI® operations discontinued in April 2005 amounted to $426 and $442 for the years ended December 31, 2004 and 2005 respectively.

At December 31, 2005, assets held for sale consisted of DIFOTI® related inventories and patents.

11.	Income Taxes:

Because the Company incurred net losses, it did not provide for income taxes for the years ended December 31, 2004, 2005 and 2006.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2004	2005	2006

Computed expected tax benefit	$(1,085)	$(2,136)	$(3,866)
State tax benefit, net of federal effect	(192)	(377)	(682)
Increase in the valuation allowance	1,277	2,513	4,548

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2006 are as follows:

	December 31,
	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$5,599	$6,621
Capitalized research and developmental costs	1,452	4,252
Non-cash compensation	505	919

Total deferred tax assets	7,556	11,792
Less valuation allowance	(7,556)	(11,792)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2005 and 2006. The Company’s valuation allowance against its deferred tax assets increased by $1,440, $2,691, and $4,236 for the years ended December 31, 2004, 2005 and 2006 respectively.

The Company has net operating loss carryforwards of approximately $16.6 million to offset future taxable income. The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company believes that these limitations will not hamper the Company’s ability to utilize its net operating losses in the future.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

12.	Quarterly Operating Results (Unaudited)

The following is a summary of operating results by quarter for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2006
Loss from continuing operations	$(2,889)	$(2,928)	$(2,425)	$(3,130)
Gain on sale of discontinued operations				$781
Net Loss	$(2,889)	$(2,928)	$(2,425)	$(2,349)
Net loss attributable to common stockholders	$(2,889)	$(2,928)	$(2,425)	$(2,349)
Basic and diluted net loss per share of common stock	$(0.27)	$(0.27)	$(0.22)	$(0.18)
2005
Loss from continuing operations	$(1,114)	$(1,365)	$(1,371)	$(2,434)
Loss from discontinued operations	$(129)	$(201)	$(72)	$(40)
Net Loss	$(1,243)	$(1,566)	$(1,443)	$(2,474)
Net loss attributable to common stockholders	$(1,928)	$(2,247)	$(2,125)	$(2,702)
Basic and diluted net loss per share of common stock	$(1.07)	$(1.24)	$(1.14)	$(0.32)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

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

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2		Third Amended and Restated Bylaws of the Registrant.(2)
4.1		Specimen Stock Certificate.(2)
4.2		Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)
4.3		Form of Warrant.(7)
10	.1*	Form of Indemnification Agreement for directors and executive officers.(2)
10	.2*	1996 Stock Option Plan.(3)
10	.3*	2003 Stock Incentive Plan, as amended.(3)
10	.4*	2005 Stock Incentive Plan.(2)
10	.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)
10.6		Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)
10.7		Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)
10.8		First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)
10.9		Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)
10.10		Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)
10	.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)
10	.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)
10.13		Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)
10.14		Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)
10.15		Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)
10.16		Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)
10	.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)
10	.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)
10	.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)
10	.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)
10.21		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.22		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.23		Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.24		Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)
10.25		Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)
10	.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

Exhibit
Number		Exhibit Title

21	.1#	Subsidiaries of Registrant.
23	.1#	Consent of Eisner LLP
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.

By:	/s/ Joseph V. Gulfo
Joseph V. Gulfo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Breaux Castleman Breaux Castleman	Chairman of the Board of Directors	March 15, 2007

/s/ Sidney Braginsky Sidney Braginsky	Director	March 15, 2007

/s/ George C. Chryssis George C. Chryssis	Director	March 15, 2007

/s/ Martin D. Cleary Martin D. Cleary	Director	March 15, 2007

/s/ Dan W. Lufkin Dan W. Lufkin	Director	March 15, 2007

/s/ Gerald Wagner, PhD. Gerald Wagner, PhD.	Director	March 15, 2007