Form 10-Q
period 2007-03-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2007-05-09
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐           No ☑
As of May 1, 2007, 13,401,704 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents (includes $12,000,000 in certificates of deposit as of March 31, 2007 and December 31, 2006)	$18,156,833	$20,939,527
Receivable from sale and licensing of discontinued operations	493,802	487,680
Prepaid expenses and other current assets	255,969	343,634

Total Current Assets	18,906,604	21,770,841
Property and equipment, net	664,564	564,471
Patents and trademarks, net	117,423	100,630
Other assets	39,758	39,758

Total Assets	$19,728,349	$22,475,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $53,987 as of December 31, 2006)	$486,274	$641,036
Accrued expenses (includes related parties of $34,527 as of December 31, 2006)	554,556	504,670
Other current liabilities	15,494	16,077

Total Current Liabilities	1,056,324	1,161,783

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 13,372,483 shares at March 31, 2007 and 13,296,448 shares at December 31, 2006	13,372	13,296
Additional paid-in capital	52,876,973	52,525,408
Accumulated deficit	(34,218,320)	(31,224,787)

Stockholders’ Equity	18,672,025	21,313,917

Total Liabilities and Stockholders’ Equity	$19,728,349	$22,475,700

*	Derived from the audited balance sheet as of December 31, 2006
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating expenses:
Research and development	$1,953,368	$1,985,233
General and administrative	1,311,190	1,083,687

Operating loss	(3,264,558)	(3,068,920)

Interest income	271,025	180,052

Net loss	$(2,993,533)	$(2,888,868)

Net loss per common share, basic and diluted:	(0.22)	(0.27)

Basic and diluted weighted average number of Common shares outstanding	13,369,305	10,851,873

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net Loss	$(2,993,533)	$(2,888,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,898	16,973
Noncash compensation and amortization of deferred compensation	126,633	121,919
Common stock options issued for consulting fees	139,703	161,934
Amortization of unearned interest income – discontinued operations	(6,122)
Changes in operating assets and liabilities:
Decrease/ (increase) in prepaid expenses and other current assets	87,665	(24,331)
(Decrease)/ increase in accounts payable and accrued expenses	(104,876)	130,871
Decrease in other current liabilities	(583)	(6,787)

Net cash used in operating activities	(2,702,215)	(2,488,289)

Cash flows from investing activities:
Patent costs	(22,242)	(1,889)
Purchases of property and equipment	(143,542)	(198,304)
Purchase of marketable securities		(7,850,179)

Net cash used in investing activities	(165,784)	(8,050,372)

Cash flows from financing activities:
Proceeds from exercise of stock options	85,305	28,085

Net cash provided by financing activities	85,305	28,085

Net decrease cash and cash equivalents	(2,782,694)	(10,510,576)
Cash and cash equivalents at beginning of period	20,939,527	18,505,030

Cash and cash equivalents at end of period	$18,156,833	$7,994,454

See accompanying notes to financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (“EOS” or the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (FDA) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced in January 2007 and will include up to 20 U.S. clinical study sites. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as the first half of 2008.
To date the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. The Company discontinued all operations associated with its DIFOTI® product effective as of April 5, 2005 in order to focus its resources on the development and commercialization of MelaFind®. As more fully described in Note 11, in December 2006, the Company sold and licensed its rights to the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business or products.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and a private placement that closed in November 2006 (refer to Note 8 for further details). Management believes that the proceeds from these transactions will permit the Company to fund anticipated levels of operations through mid-2008. However, the Company will require additional funds to commercialize MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and intellectual property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.
The unaudited financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

2. USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock based compensation arrangements and accrued expenses. Actual results could differ from these estimates.
3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.
4. RECENT ACCOUNTING DEVELOPMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.
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
5. NET LOSS PER COMMON SHARE
Net loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (EPS). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	March 31,
	2007	2006
Common stock options	1,605,565	1,190,976
Warrants	626,845	298,280

Total	2,232,410	1,489,256

6. STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan which allows the Board of Directors to grant incentives to employees, consultants directors, officers and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding. However, no new stock options can be granted under these two plans.
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three month periods ended March 31, 2006 and 2007 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
The compensation expense recognized in the Statement of Operations in the first quarters of 2006 and 2007 for stock options and restricted stock awards amounted to $284 and $266, respectively. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2006 and 2007 was $28 and $85, respectively.
Details regarding the valuation and accounting for stock options are as follows:
There were no options granted during the first quarter of 2007.
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the three Months
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

The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option.
The status of the Company’s stock option plans at March 31, 2007 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2006	1,689,412	$2.88	4.2
Granted
Exercised	(76,035)	1.12
Forfeited or expired	(7,812)	6.82

Outstanding at March 31, 2007	1,605,565	2.94	4.0	$4,445

Vested and exercisable at March 31, 2007	586,622	3.11	4.0	$1,431

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	814,196	2.4 years	$.46	171,753	$.46
$.47-$1.00	148,869	4.9 years	$1.00	148,869	$1.00
$1.01-$7.75	642,500	4.2 years	$6.54	266,000	$5.99

$.01-$7.75	1,605,565	4.0 years	$2.94	586,622	$3.11

During the first quarter of 2006 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $5.65. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007, was $128 and $441, respectively.
The requisite service periods for options granted in the first three months of 2006 for employees and consultants were five years.
Stock awards under the Company’s current plans are granted at prices which are no less than the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan (“2005 Plan”) are generally time-based or performance-based options, and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company has adopted the 2005 Plan, awards are not issued under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Stock Incentive Plan (“2003 Plan”) in connection with a formula-based option granted to Dr. Gulfo. As of March 31, 2007, of the total 1,605,565 options outstanding 1,018,943 have not vested. Of this total unvested amount, 914,543 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 15,604,893 shares outstanding (on a fully diluted basis) as of March 31, 2007, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s third stock option is 542,443. This third stock option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one year period following such PMA approval of MelaFind®.
As of March 31, 2007, there was $2,128 of total unrecognized compensation cost related to unvested options. As of March 31, 2007 there were 1,074,965 shares available for grant under the Company’s 2003 and 2005 stock option Plans. These shares are available for future grants and in partial satisfaction of the grant Dr. Gulfo may receive as described in his January 2004 employment contract.

7. COMMITMENTS AND CONTINGENCIES
In connection with the start of clinical trials, the Company has committed to several clinical sites a total amount of approximately $53 in contracts that do not exceed one year. These contracts are cancelable with 30 days prior notice.
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and November 2010. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2007	2008	2009	2010
$166	$253	$188	$105
On March 28, 2007 the Company announced the signing of an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, as defined in the agreement, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trials. We expect this work to take place throughout 2007.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., former Acting Chief Operating Officer and a member of the Company’s Board of Directors. The effective date of this amended and restated agreement is April 1, 2006. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner an annual amount of $180 payable monthly over the term of the agreement. The agreement provided for termination at the option of Dr. Wagner or the Company, at any time by providing thirty days prior written notice or immediately upon the mutual agreement of the Company and Dr. Wagner (See Note 10). In connection with the start of the Company’s pivotal clinical trials in January 2007, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has entered into an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner.
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted at up to twenty clinical study sites in the United States. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with development activities throughout 2007.
During January 2004, the Company entered into an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provided for an annual base salary of $175, stock options and performance bonuses at the discretion of the Board of Directors. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2007. Effective May 31, 2006 the Board of Directors decided to increase Dr. Gulfo’s annual base salary to $235, and awarded him a bonus in the amount of $50.

During January 2004, the Company amended its employment agreement with its former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three-year term. The amended agreement included an annual salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into with this former employee, which superseded the amended employment agreement (See Note 10).
The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
8. PRIVATE PLACEMENT
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. Pursuant to the registration rights agreement, the Company has filed a resale registration statement covering the shares, including the shares issuable upon the exercise of the warrants with the SEC. In the event that the Company fails to meet certain deadlines, as described in the registration rights agreement, the holders would be entitled to certain monetary damages.
However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to obtain an effective registration statement or failing to maintain its effectiveness. The Company’s resale registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (file #333-139056) February 12, 2007.
9. WARRANTS
Warrants outstanding at March 31, 2007 include a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 54,988 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase common stock at $6.25 per share which became exercisable commencing October 28, 2006 and have a five-year term.
Additionally, as previously discussed, in connection with the Company’s October 31, 2006, financing, warrants to purchase up to 346,857 shares of the Company’s common stock were issued. The warrants are five-year warrants with an exercise price of $6.70 per share.
10. RELATED PARTY CONSULTING AGREEMENTS:
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $11 and $6, respectively for the three month period ending March 31, 2006 and 2007. This consulting agreement is terminable by either party by providing thirty days prior written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company has agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extends for a period of two years and is automatically renewable for an additional one-year period. In the event of a non-renewal or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, we will pay Dr. Elbaum a termination fee of $100.
Consulting Agreement with Robert Friedman, M.D.
Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day.
This consulting agreement automatically renewed effective June 1, 2006 for an additional one-year term and is automatically renewable for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $10 for the three-month period ending March 31, 2006. The Company did not make any payments to Dr. Friedman in the first three months of 2007.
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
The Company recorded a $140 charge to operations during the first quarter ended March 31, 2007. In addition, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has entered into an amendment to his amended and restated consulting contract with the Company. (See Note 7).
11. SALE AND LICENSING OF DISCONTINUED OPERATIONS
Effective April 5, 2005, the Company decided to discontinue all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business have been excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business have been classified as held for sale. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500, and a second payment of $500 is due no later than July 1, 2007. Beginning in 2008 or earlier, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. The Company has recorded a gain of $781 on the sale and licensing of its remaining DIFOTI® assets based upon the cash proceeds and the discounted value of the second payment. Royalties will be recorded when earned.

ITEM 2.
ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our Financial Statements and Notes to Financial Statements and with our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for periods prior to December 2006 discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed a sales and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and will make a second payment to us later in 2007. KaVo will pay us an annual royalty based on the number of systems sold or a set minimum per calendar year following their commercial re-launch of DIFOTI®. With the completion of this transaction we do not expect to have any significant continuing responsibility for the DIFOTI® business.
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

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of March 31, 2007, we had an accumulated deficit of $34.2 million. We expect to continue to spend significant amounts on the development of MelaFind®.
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
On October 31, 2006, we entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. The transaction closed November 3, 2006. We believe that the proceeds from these two transactions will be sufficient to fund our anticipated level of operations through mid-2008. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.
Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
Our research and development expenses incurred for the three months ended March 31, 2007 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. We also continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently preparing additional MelaFind® systems for our pivotal clinical trials that started in January 2007. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Stock-Based Compensation and Deferred Compensation
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options in 2006 and 2007 includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
We have also granted to certain employees stock options that vest with the attainment of development milestones not under the Company’s control. Upon the attainment of the relevant development milestones, there could be a significant compensation charge based on the fair value of such options.
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost are measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
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
In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we are under or over our estimate of the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP. This is done as of each balance sheet date in our financial statements.
Results of Operations (in thousands)
As we work on developing MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Our overall spending during the first three months of 2007 has remained relatively consistent with our spending during the first three months of 2006. However, as we increase the activity around the pivotal trial for MelaFind®, prepare for our PMA submission, and begin work towards the commercial launch of MelaFind® our costs will increase.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Research and Development Expense
Research and Development costs for the three months ended March 31, 2007 were $1,953 as compared to $1,985 for the three months ending March 31, 2006. Overall, first quarter 2007 costs were consistent with first quarter 2006 with costs decreasing by $32. However, the component spending within research and development has changed. Our clinical trial expenses increased by $153, and technical support services related to our clinical trials increased by $41. In addition, our product development expenses decreased by $110 and our regulatory spending decreased by $54. This activity reflects the Company’s increasing focus on the MelaFind® pivotal trial that began in January 2007. For the three months ended March 31, 2007 we had a decrease in share-based compensation of $51.
General and Administrative Expense
General and Administrative costs for the three months ended March 31, 2007 were $1,311 as compared to $1,084 for the three months ended March 31, 2006. The increase was attributable to higher marketing costs of $56, increased legal fees primarily related to new patent costs of $90, increased travel costs of $60, and increased recruiting fees of $17. This was coupled with a decrease in accounting fees of $20. In addition, share based compensation costs increased by $30.
Interest Income/Expense
Interest income for the three months ended March 31, 2007, and March 31, 2006 was $271 and $180, respectively. This increase was directly attributable to an increase in cash and cash equivalents generated as a result of our October 31, 2006 financing combined with the cash balances we had on hand as the result of our October 28, 2005, initial public offering.
Liquidity and Capital Resources
Prior to our initial public offering, we financed our operations primarily through the use of working capital from private placements of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants. In October and November of 2005 we sold a total of 4,262,300 shares of common stock in an initial public offering that resulted in approximately $17.7 million in net proceeds. In addition, on October 31, 2006 we entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of March 31, 2007, we had $18.2 million in cash and cash equivalents as compared to $20.9 million at December 31, 2006. The decrease was a result of cash used in operating activities partially offset by interest income produced by our cash and certificates of deposit.

Our cash and cash equivalents at March 31, 2007 are liquid investments in money market funds and certificates of deposit with a commercial bank.
Cash Flows from Operating Activities
Net cash used in operations was $2.7 million for the three months ended March 31, 2007. For the corresponding period in 2006, net cash used in operations was $2.5 million. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the three months ended March 31, 2007, net cash used in our investing activities was $166 and was principally related to patent costs of $22 and $144 for the purchase of scientific equipment and leasehold improvements in support of our MelaFind® development. For the corresponding period in 2006, net cash used by our investing activities was $8,050 and was principally related to the purchase of marketable securities.
Cash Flows from Financing Activities
For the three months ended March 31, 2007 and 2006, net cash provided by financing activities was $85 and $28, respectively, and reflects proceeds from the sale of common stock upon the exercise of options.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2007, we had an accumulated deficit of $34.2 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that our current cash and cash equivalents and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures and allow us to continue planned operations through mid 2008.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,050	$363	$687
Included in the total operating leases are two non-cancelable operating leases for space expiring June 2009 and November 2010. The lease on 3,700 square feet of office and laboratory space expires in June 2009, and the lease on 2,800 square feet of office space expires November 2010. In May 2006, we leased an additional 1,250 square feet at our laboratory facility for three years also expiring June 2009.
In connection with the start of our clinical trials, we have committed to several clinical sites a total of approximately $53 in contracts that do not exceed one year. These contracts are cancelable by us with up to 30 days prior notice.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. which became effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for MelaFind® in January 2007. As Dr. Wagner is a consultant to the Company we utilize EITF 96-18 to account for this grant. Under this method, we calculate a charge based on the fair market value of the option at the end of each quarter and adjust that charge each subsequent quarter until the option vests. Since the clinical trials began in January 2007, the Company recognized $140 in compensation expense for this grant.
In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The Company recorded a $162 compensation charge during the first quarter ended March 31, 2006.
The exercise price for these two stock option grants is the closing price per share of the Company’s common stock on the option grant date.

With the start of our pivotal clinical trials, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has signed an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner.
For a more detailed description of our related party transactions, see our financial statements and the related notes to our financial statements in Note 10.
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
Recently Adopted Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.
Recent Accounting Developments
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2006. In addition, the following risk factors have changed during the three months ended March 31, 2007:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months ended March 31, 2007 was approximately $3.0 million, and as of March 31, 2007, we had an accumulated deficit of approximately $34.2 million. Our research and development expenses have increased in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind ® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of March 31, 2007 we had $18.2 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash and cash equivalents, including the proceeds from our November 2006 financing and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through mid-2008. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting the clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third-party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and March 31, 2007, our stock price has ranged from $4.50 to $8.92 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.
If our directors, executive officers, and principal stockholders choose to act together, they may have the ability to influence all matters submitted to stockholders for approval.
As of March 31, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 37.4% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
ITEM 4T. Controls and Procedures
Not applicable.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.

None.
Item 5. Other Information.
           (a) Not applicable.
           (b) Not applicable.
Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

Exhibit
Number	Exhibit Title
10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

Exhibit
Number	Exhibit Title
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 9, 2007

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