Form 10-Q
period 2007-06-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2007-08-09
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐  No ☑
As of August 6, 2007, 15,401,882 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents (includes $12,000,000 in certificates of deposit as of June 30, 2007 and December 31, 2006)	$15,075,764	$20,939,527
Receivable from sale and licensing of discontinued operations	500,000	487,680
Prepaid expenses and other current assets	221,568	343,634

Total Current Assets	15,797,332	21,770,841
Property and equipment, net	662,396	564,471
Patents and trademarks, net	128,947	100,630
Other assets	39,758	39,758

Total Assets	$16,628,433	$22,475,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $53,987 as of December 31, 2006)	$408,490	$641,036
Accrued expenses (includes related parties of $34,527 as of December 31, 2006)	490,830	504,670
Other current liabilities	11,427	16,077

Total Current Liabilities	910,747	1,161,783

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 13,401,704 shares at June 30, 2007 and 13,296,448 shares at December 31, 2006	13,402	13,296
Additional paid-in capital	53,019,283	52,525,408
Accumulated deficit	(37,314,999)	(31,224,787)

Stockholders’ Equity	15,717,686	21,313,917

Total Liabilities and Stockholders’ Equity	$16,628,433	$22,475,700

*	Derived from the audited balance sheet as of December 31, 2006
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$1,885,691	$2,020,643	$3,839,059	$4,005,876
General and administrative	1,439,172	1,080,596	2,750,362	2,164,283

Operating loss	(3,324,863)	(3,101,239)	(6,589,421)	(6,170,159)
Interest income	228,184	173,489	499,209	353,541

Net loss per common share, basic and diluted:	$(3,096,679)	$(2,927,750)	$(6,090,212)	$(5,816,618)

Basic and diluted net loss per common share	$(0.23)	$(0.27)	$(0.46)	$(0.54)

Basic and diluted weighted average number of common shares outstanding	13,398,814	10,869,393	13,384,141	10,860,682

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(6,090,212)	$(5,816,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,241	48,872
Noncash compensation and amortization of deferred compensation	239,751	573,911
Common stock options issued for consulting fees	139,703
Amortization of unearned interest income — discontinued operations	(12,320)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	122,066	1,208
Increase in other assets		(6,146)
(Decrease) increase in accounts payable and accrued expenses	(246,386)	7,527
Decrease in other current liabilities	(4,650)	(5,082)

Net cash used in operating activities	(5,747,807)	(5,196,328)

Cash flows from investing activities:
Patent costs	(39,321)	(10,377)
Purchases of property and equipment	(191,162)	(315,930)
Purchase of marketable securities		(6,483,335)

Net cash used in investing activities	(230,483)	(6,809,642)

Cash flows from financing activities:
Proceeds from exercise of stock options	114,527	37,650

Net cash provided by financing activities	114,527	37,650

Net decrease in cash and cash equivalents	(5,863,763)	(11,968,320)
Cash and cash equivalents at beginning of period	20,939,527	18,505,030

Cash and cash equivalents at end of period	$15,075,764	$6,536,710

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (“EOS” or the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced at the end of January 2007. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as the second half of 2008.
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
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and a private placement that closed in November 2006 (refer to Note 8 for further details). Management believes that the proceeds from these transactions will permit the Company to fund anticipated levels of operations through mid-2008. However, the Company will require additional funds to commercialize MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and intellectual property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and reliance on third party manufacturing organizations.
On July 31, 2007, and as more fully described in Note 12, the Company entered into a securities purchase agreement and a registration rights agreement for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock. Gross proceeds were approximately $11.5 million, and net proceeds totaled approximately $10.8 million.
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

The Company’s management is responsible for the financial statements included in this document. The Company’s interim financial statements are unaudited. Interim results may not be indicative of the results that may be expected for the year. However, the Company believes all adjustments considered necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements
5. NET LOSS PER COMMON SHARE
Net loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (EPS). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	June 30,
	2007	2006
Common stock options	1,674,326	1,651,705
Warrants	626,845	298,280

Total	2,301,171	1,949,985

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
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three and six month periods ended June 30, 2006 and 2007 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance-based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
The compensation expense recognized in the Statement of Operations in the second quarters of 2007 and 2006 for stock options and restricted stock awards amounted to $113 and $263, respectively. For the six months ended June 30, 2007 and 2006 compensation expense totaled $379 and $574 respectively. Cash received from options exercised under all share-based payment arrangements for the three months ended June 30, 2007 and 2006 were $29 and $10, respectively. For the corresponding six month periods in 2007 and 2006, cash received from option exercises totaled $115 and $38, respectively.
Details regarding the valuation and accounting for stock options are as follows:
There were 106,316 options granted during the second quarter and no options granted in the first quarter of 2007.
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the six Months	For the six Months
	Ended June 30, 2007	Ended June 30, 2006
Expected life	5 years	5 years
Expected volatility	60%	60%
Risk-free interest rate	4.54-5.02%	5.15%
Dividend Yield	0%	0%
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

Since the Company has adopted the 2005 Plan, awards are not granted under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Stock Incentive Plan (“2003 Plan”) in connection with a formula-based option granted to the Company’s CEO Dr. Joseph Gulfo.
The status of the Company’s stock option plans at June 30, 2007 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2006	1,689,412	$2.88	4.2	$7,331
Granted	106,316	4.82	4.5
Exercised	(105,256)	1.09
Forfeited or expired	(16,146)	6.82

Outstanding at June 30, 2007	1,674,326	3.08	3.9	$6,262

Vested and exercisable at June 30, 2007	576,901	3.31	3.8	$1,992

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	818,115	2.2 years	$.46	171,753	$.46
$.47-$1.00	119,648	4.6 years	$1.00	119,648	$1.00
$1.01-$7.75	736,563	4.1 years	$6.32	285,500	$5.99

$.01-$7.75	1,674,326	3.9 years	$3.08	576,901	$3.31

During the second quarter of 2007 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.86. There were no options granted during the first three months of 2007. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $117 and $558, respectively. For the three and six months ended June 30, 2006, the total intrinsic value of options exercised was $100, and $228 respectively.
As of June 30, 2007, of the total 1,674,326 options outstanding 1,097,425 have not vested. Of this total unvested amount, 972,025 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 15,702,875 shares outstanding (on a fully-diluted basis) as of June 30, 2007, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s third stock option is 546,362. This third stock option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®. As of June 30, 2007, there was $2,301 of total unrecognized compensation cost related to unvested options.
Although no new options are to be granted under the Company’s 2003 Stock Incentive Plan, our shareholders recently approved a 500,000 share increase in the plan in order to satisfy our contractual obligation under Dr. Gulfo’s existing employment contract (see Part II Item 4 Submission of Matters to a Vote of Security Holders). Of the 844,559 shares now authorized and available under the 2003 Stock Incentive Plan, 546,362 have been allocated to Dr. Gulfo as of June 30, 2007, in accordance with the provisions of his contract.
As of June 30, 2007 there were a total of 1,278,787 option shares available; 980,590 shares available for future grants under the Company’s 2005 Stock Incentive Plan and 298,197 under the 2003 Stock Incentive Plan, which is the balance available for allocation to Dr. Gulfo in accordance with the provisions of his employment contract.

7. COMMITMENTS AND CONTINGENCIES
In connection with the start of clinical trials, the Company has committed to several clinical sites a total amount of approximately $150 in contracts that do not exceed one year. These contracts are cancelable with 30 days’ prior notice.
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and November 2010. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2007	2008	2009	2010
$125	$253	$188	$105
On March 28, 2007 the Company announced the signing of an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trial. We expect this work to take place throughout 2007.
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which will be conducted under the auspices of the Protocol Agreement reached with FDA. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with development activities throughout 2007.
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and performance bonuses at the discretion of the Board of Directors. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2007. Effective May 31, 2006 the Board of Directors decided to increase Dr. Gulfo’s annual base salary to $235, and awarded him a bonus in the amount of $50. On May 8, 2007, but effective April 1, 2007, the Board of Directors increased Dr. Gulfo’s annual base salary to $260 and awarded him a bonus of $60.
The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
8. PRIVATE PLACEMENT
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. Pursuant to the registration rights agreement, the Company has filed a resale registration statement covering the shares, including the shares issuable upon the exercise of the warrants, with the SEC. In the event that the Company fails to meet certain deadlines, as described in the registration rights agreement, the holders would be entitled to certain monetary damages.

However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (file #333-139056) February 12, 2007.
9. WARRANTS
Warrants outstanding at June 30, 2007 include a five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 54,988 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share which became exercisable commencing October 28, 2006 and have a five-year term.
Additionally, as previously discussed, in connection with the Company’s October 31, 2006 financing, warrants to purchase up to 346,857 shares of the Company’s common stock were issued. The warrants are five-year warrants with an exercise price of $6.70 per share.
10. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 and $12, respectively, for the three and six month periods ending June 30, 2007, and $8 and $25 for the comparable periods in 2006. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one-year period. In the event of a non-renewal or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, the Company agreed to pay Dr. Elbaum a termination fee of $100. In May of 2007 and effective June 1, 2007, Dr. Elbaum and the Company entered into an amended agreement. Under the terms of the amended agreement Dr. Elbaum will be paid a monthly fee of $9 for the next 20 months.
Consulting Agreement with Robert Friedman, M.D.
Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day.
This consulting agreement automatically renewed effective June 1, 2006, and again June 1, 2007 for additional one-year terms, and continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $12 and $12 for the three-and six month periods ending June 30, 2007, and $10 and $22 respectively for the same periods a year earlier.

Consulting Agreement with Gerald Wagner, Ph.D.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for Melafind® in January 2007. The Company recorded a $140 charge to operations during the quarter ended March 31, 2007.
In addition, in connection with the start of the Company’s pivotal clinical trial at the end of January 2007, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has entered into an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, commencing February 2007 Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 and $12.5 in the three and six month periods ended June 30, 2007
11. SALE AND LICENSING OF DISCONTINUED OPERATIONS
Effective April 5, 2005, the Company decided to discontinue all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business have been excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business have been classified as held for sale. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500. The second $500 payment was received on July 20, 2007. Beginning in 2008 or earlier, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the year ended December 31, 2006, the Company recorded a gain of $781 on the sale and licensing of its remaining DIFOTI® assets based upon the cash proceeds and the discounted value of the second payment. Royalties will be recorded when earned.
12. SUBSEQUENT EVENT
On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million. The private placement closed August 3, 2007. Pursuant to the securities purchase agreement, for a purchase price of $5.75 each investor will receive one share of the Company’s common stock and a warrant to purchase 0.25 of a share of common stock. The warrants are five-year warrants with an exercise price of $8.00 per share. The private placement was completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Pursuant to the terms of the registration rights agreement, the Company has agreed to cause a resale registration statement covering the shares, including the shares issuable upon exercise of the warrants, to be filed within 30 days after closing.
The approximately $10.8 million in net proceeds from the closing will be used for general corporate purposes.

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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for periods prior to December 2006 discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed a sales and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and has made a second payment to us on July 20, 2007. KaVo will pay us an annual royalty based on the number of systems sold or a set minimum per calendar year following their commercial re-launch of DIFOTI®. With the completion of this transaction we do not expect to have any significant continuing responsibility for the DIFOTI® business.
Unless otherwise indicated, the following discussion relates to our continuing operations.
Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of the pivotal trial that began at the end of January 2007 and its patient enrollment. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of June 30, 2007, we had an accumulated deficit of $37.3 million. We expect to continue to spend significant amounts on the development of MelaFind®.
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
Our research and development expenses incurred for the three and six months ended June 30, 2007 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. We also continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently producing additional MelaFind® systems for our pivotal clinical trial that started at the end of January 2007, as well as for other clinical studies of MelaFind®. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
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
Revenue Recognition
We currently do not have any commercialized products or any source of revenue.
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
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation costs are measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
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
Results of Operations (in thousands)
As we work on developing MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Our overall spending during the first six months of 2007 has remained relatively consistent with our spending during the first six months of 2006. However, as we increase the activity around the pivotal trial for MelaFind®, prepare for our PMA submission, and begin work towards the commercial launch of MelaFind® our costs will increase.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Research and Development Expense
Research and Development expense for the three months ended June 30, 2007 was $1,886 as compared to $2,021 for the three months ending June 30, 2006. In general, the second quarter 2007 costs were consistent with second quarter 2006 with costs decreasing slightly by $135. We noted a similar trend in the first three months of 2007 as compared to the first three months of 2006. However, the components of spending within research and development have changed. While production spending decreased by $257 our clinical trial expenses have increased by $145, and the technical support services necessary to support our clinical trials increased by $60. Our software development expenses also increased by $16 mainly in support of our clinical trials. These increases were offset by decreases in our regulatory spending of $22 and share based compensation of $84
General and Administrative Expense
General and Administrative expense for the three months ended June 30, 2007 was $1,439 as compared to $1,081 for the three months ended June 30, 2006. The increase of $358 was the result of the following: increased marketing expenses of $175 as we begin the work towards a commercial launch of Melafind®, increased legal fees primarily related to patent work of $26, travel expense of $51, salaries and bonuses of $128, employee recruiting of $54, and stock maintenance fees of $28. This was offset by a decrease in share-based compensation of $93 and $24 in accounting related expenses.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Research and Development Expense
Research and Development expense for the six months ended June 30, 2007 was $3,839 as compared to $4,006 for the six months ended June 30, 2006; a decrease of $167. The components of spending are consistent with the trend noted above. Production spending has decreased by $367 for the six months ended June 30, 2007, but this decrease was offset by increased clinical trial expenses of $298 and technical support expenses necessary to support the clinical trial of $101. In addition, our regulatory spending decreased by $76 and our share-based compensation expense decreased by $134.
General and Administrative Expense
General and Administrative expense for the six months ended June 30, 2007 was $2,750 as compared to $2,164 for the six months ended June 30, 2006. The increase of $586 was mainly attributable to higher marketing costs of $231 reflecting an increase in activity leading to commercial launch of Melafind®, legal costs of $117 primarily related to new patent costs, an increase in travel expenses of $111, bonuses and salary increases of $128, and employee recruiting costs of $73. In addition our rent expense increased $19. Partially offsetting these increases was a $56 decrease in accounting expenses and a $60 decrease in share-based compensation expense.
Interest Income/Expense
Interest income for the three months and six months ended June 30, 2007 was $228 and $499, respectively, as compared to $173 and $354, respectively, for the comparable periods a year earlier.
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

As of June 30, 2007, we had $15.1 million in cash and cash equivalents as compared to $20.9 million at December 31, 2006. The decrease was a result of cash used in operating activities partially offset by interest income produced by our cash and certificates of deposit.
Our cash and cash equivalents at June 30, 2007 are liquid investments in money market funds and certificates of deposit with a commercial bank.
Cash Flows from Operating Activities
Net cash used in operations was $5.7 million for the six months ended June 30, 2007. For the corresponding period in 2006, net cash used in operations was $5.2 million. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the six months ended June 30, 2007, net cash used in our investing activities was $230 and was principally related to the purchase of scientific equipment and leasehold improvements in support of our MelaFind® development. For the corresponding period in 2006, net cash used by our investing activities was $6.8 million and was principally related to the purchase of marketable securities.
Cash Flows from Financing Activities
For the six months ended June 30, 2007 and 2006, net cash provided by financing activities was $115 and $38, respectively, and reflects proceeds from the sale of common stock upon the exercise of options.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2007, we had an accumulated deficit of $37.3 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that our current cash and cash equivalents and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures and allow us to continue planned operations through mid-2008.
Existing cash and cash generated from our recently completed October 31, 2006 financing and our 2005 initial public offering may not be sufficient to satisfy the liquidity requirements necessary to commercially launch MelaFind® or to develop additional products. We will seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research and development and commercialization activities, which could harm our business.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$724	$271	$405	$48	—
Included in the total operating leases are two non-cancelable operating leases for space expiring June 2009 and November 2010. The lease on 5,000 square feet of office and laboratory space expires in June 2009, and the lease on 2,800 square feet of office space expires November 2010.
In connection with the start of our clinical trials, we have committed to several clinical sites a total of approximately $150 in contracts that do not exceed one year. These contracts are cancelable by us with up to 30 days’ prior notice.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. which became effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for MelaFind® at the end of January 2007. As Dr. Wagner is a consultant to the Company we utilize EITF 96-18 to account for this grant. Under this method, we calculate a charge based on the fair market value of the option at the end of each quarter and adjust that charge each subsequent quarter until the option vests. Since the pivotal clinical trial began at the end of January 2007, the Company recognized $140 in compensation expense for this grant.
In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The Company recorded a $162 compensation charge during the first quarter ended March 31, 2006.
The exercise price for these two stock option grants is the closing price per share of the Company’s common stock on the option grant date.
With the start of our pivotal clinical trial, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has signed an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day.

This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner.
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

Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2006. In addition, the following risk factors have changed during the six months ended June 30, 2007:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the six months ended June 30, 2007 was approximately $6.1 million, and as of June 30, 2007, we had an accumulated deficit of approximately $37.3 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of June 30, 2007 we had $15.1 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash and cash equivalents, including the proceeds from our November 2006 financing and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through mid-2008. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting the pivotal clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and June 30, 2007, our stock price has ranged from $4.29 to $8.92 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
As of June 30, 2007, our directors, executive officers, holders of more than 10 % of our common stock, and their affiliates in the aggregate, beneficially owned approximately 5.6% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.
     We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (SOX), as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs, to divert management attention from operations and strategic opportunities, and to make legal, accounting and administrative activities more time-consuming and costly. On June 30, 2007 our market capitalization exceeded $75 million. As a result we must have our independent registered public accounting firm attest to our compliance with Section 404 of SOX for the year ending December 31, 2007. In addition we will be an accelerated filer effective December 31, 2007. We have retained a consultant experienced in SOX to assist us and we are in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We are evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. While we believe we have made substantial progress on satisfying the requirements, and anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 of the SOX in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. As a small company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. Implementing these changes may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts would require a potentially significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the SOX. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders.
The 2007 Annual Meeting of Stockholders of the Company was held on May 21, 2007.
Our stockholders voted on proposals to elect directors, ratify the selection by the audit committee of our Board of Directors of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, approve an amendment to our 2003 Stock Incentive Plan and to ratify an amendment to our 2005 Stock Incentive Plan
All nominees for election to the Board as Directors were elected to serve until the 2008 Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until such director’s earlier death, resignation or removal. The stockholders also ratified the selection of the independent registered public accounting firm by the audit committee of our Board of Directors. The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Proposal 1	Shares For	Shares Withheld
Election of Directors
Joseph V. Gulfo, MD	10,596,494	65,175
Breaux Castleman	10,036,919	624,750
Sidney Braginsky	10,614,924	46,745
Gorge C. Chryssis	10,614,784	46,885
Martin D. Cleary	10,614,751	46,918
Dan W. Lufkin	10,614,924	46,745
Gerald Wagner, Ph.D.	10,414,703	246,966

Proposal 2	Shares For	Shares Against	Shares Abstaining
Ratification of Eisner LLP	10,613,642	46,466	1,561

Proposal 3	Shares For	Shares Against	Shares Abstaining
Amend 2003 Stock Incentive Plan	6,947,803	1,236,574	177,976

Proposal 4	Shares For	Shares Against	Shares Abstaining
Amend 2005 Stock Incentive Plan	7,940,799	246,626	174,748
Item 5. Other Information.
     (a) Not applicable.
     (b) Not applicable.

Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

Exhibit
Number	Exhibit Title

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

10.28	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.29	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

Exhibit
Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 9, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002