Form 10-Q
period 2007-09-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2007-11-08
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐      No ☑
As of November 8, 2007, 15,401,882 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents (includes $19,000,000 and $12,000,000 in certificates of deposit as of September 30, 2007 and December 31, 2006 respectively)	$23,272,158	$20,939,527
Marketable securities	392,800
Receivable from sale and licensing of discontinued operations		487,680
Prepaid expenses and other current assets	300,360	343,634

Total Current Assets	23,965,318	21,770,841
Property and equipment, net	638,522	564,471
Patents and trademarks, net	123,202	100,630
Other assets	45,276	39,758

Total Assets	$24,772,318	$22,475,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $53,987 as of December 31, 2006)	$426,776	$641,036
Accrued expenses (includes related parties of $34,527 as of December 31, 2006)	499,694	504,670
Other current liabilities	12,293	16,077

Total Current Liabilities	938,763	1,161,783

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 15,401,882 shares at September 30, 2007 and 13,296,448 shares at December 31, 2006	15,402	13,296
Additional paid-in capital	63,848,909	52,525,408
Other comprehensive loss	(6,756)
Accumulated deficit	(40,024,000)	(31,224,787)

Stockholders’ Equity	23,833,555	21,313,917

Total Liabilities and Stockholders’ Equity	$24,772,318	$22,475,700

*	Derived from the audited balance sheet as of December 31, 2006
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating expenses:
Research and development	$1,810,866	$1,647,892	$5,649,925	$5,653,768
General and administrative	1,217,993	928,861	3,968,355	3,093,144

Operating loss	(3,028,859)	(2,576,753)	(9,618,280)	(8,746,912)
Interest income	279,523	151,543	778,732	505,084
Other income	40,335		40,335

Net loss	$(2,709,001)	$(2,425,210)	$(8,799,213)	$(8,241,828)

Basic and diluted net loss per common share	$(0.18)	$(0.22)	$(0.64)	$(0.76)

Basic and diluted weighted average number of common shares outstanding	14,684,427	10,938,732	13,822,333	10,886,985

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(8,799,213)	$(8,241,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,198	88,025
Noncash compensation and amortization of deferred compensation	489,923	778,119
Amortization of discount on marketable securities	(56)
Amortization of unearned interest income — discontinued operations	(12,320)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	43,274	113,383
Increase in other assets	(5,518)	(6,146)
Decrease in accounts payable and accrued expenses	(219,236)	(223,529)
Decrease in other current liabilities	(3,784)	(3,125)

Net cash used in operating activities	(8,343,732)	(7,495,101)

Cash flows from investing activities:
Patent costs	(39,321)	(30,637)
Purchases of property and equipment	(220,500)	(450,783)
Purchase of marketable securities	(399,500)	(998,571)
Proceeds from sale of discontinued operations	500,000

Net cash used in investing activities	(159,321)	(1,479,991)

Cash flows from financing activities:
Proceeds from private placement financing	11,501,023
Expenses related to private placement financing	(779,866)
Proceeds from exercise of stock options	114,527	68,930

Net cash provided by financing activities	10,835,684	68,930

Net increase (decrease) in cash and cash equivalents	2,332,631	(8,906,162)
Cash and cash equivalents at beginning of period	20,939,527	18,505,030

Cash and cash equivalents at end of period	$23,272,158	$9,598,868

Supplemental Schedule of Noncash Investing and Financing Activities
Unrealized loss on marketable securities	$6,756
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
To date the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. The Company discontinued all operations associated with its DIFOTI® product effective as of April 5, 2005 in order to focus its resources on the development and commercialization of MelaFind®. As more fully described in Note 13, in December 2006, the Company sold and licensed its rights to the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business or products.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and two private placements; one that closed in November 2006, and a second that closed in August, 2007 (refer to Note 10 for further details). Management believes that the proceeds from these transactions will permit the Company to fund anticipated levels of operations through early 2009. However, the Company will require additional funds in order to achieve significant commercialization of MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and intellectual property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and reliance on third party manufacturing organizations.
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

2. MARKETABLE SECURITIES
The Company’s marketable securities are debt securities primarily consisting of corporate debt securities with a weighted average maturity not in excess of twelve months. We classify all of the Company’s marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of September 30, 2007, marketable securities consisted of:

	September 30, 2007
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$393	$(7)

The Company evaluates declines in fair value of our investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the nine months ended September 30, 2007, comprehensive loss was $8,806 which includes a net loss of $8,799 and an unrealized loss on available-for-sale marketable securities of $7.
4. USE OF ESTIMATES
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
5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations. Our tax return net operating loss carryforwards are significant. The tax years 2004, 2005, and 2006 in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.
6. RECENT ACCOUNTING DEVELOPMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
7. NET LOSS PER COMMON SHARE
Net loss per common share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	September 30,
	2007	2006
Common stock options	1,776,418	1,571,934
Warrants	1,126,886	285,835

Total	2,903,304	1,857,769

8. STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan which allows the Board of Directors to grant incentives to employees, consultants, directors, officers and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding.
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.
The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three and nine month periods ended September 30, 2006 and 2007 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance-based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

The compensation expense recognized in the Statement of Operations in the third quarters of 2007 and 2006 for stock options and restricted stock awards amounted to $110 and $204, respectively. For the nine months ended September 30, 2007 and 2006 compensation expense (including issuance of options to consultant) totaled $490 and $778 respectively. Cash received from options exercised under all share-based payment arrangements for the three months ended September 30, 2007 and 2006 were $0 and $31, respectively. For the corresponding nine month periods in 2007 and 2006, cash received from option exercises totaled $115 and $69, respectively.
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Nine Months	For the Nine Months
	Ended September 30, 2007	Ended September 30, 2006
Expected life	5 years	5 years
Expected volatility	60%	60%

Risk-free interest rate	4.51 — 5.02%	5.04%
Dividend Yield	0%	0%
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
Since the Company has adopted the 2005 Plan, awards are not granted under the Company’s previous stock option plans; however, since adoption of the 2005 Plan, additional shares have been reserved for issuance pursuant to the 2003 Stock Incentive Plan (“2003 Plan”) in connection with a formula-based option granted to the Company’s CEO Dr. Joseph Gulfo.

The status of the Company’s stock option plans at September 30, 2007 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2006	1,689,412	$2.88	4.2	$7,331
Granted	210,491	2.66	4.0
Exercised	(105,256)	1.09
Forfeited or expired	(18,229)	6.82

Outstanding at September 30, 2007	1,776,418	2.92	3.6	$5,290

Vested and exercisable at September 30, 2007	574,901	3.29	3.6	$1,435

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01—$.46	922,207	1.9 years	$.46	171,753	$.46
$.47—$1.00	119,648	4.6 years	$1.00	119,648	$1.00
$1.01—$7.75	734,563	3.8 years	$6.32	283,500	$5.98

$.01—$7.75	1,776,418	3.6 years	$2.92	574,901	$3.29

During the three and nine months ended September 30, 2007 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $6.28 and $4.55 respectively. For the same three and nine month periods there were 104,175 and 210,491 options granted respectively. There were no options exercised in the third quarter of 2007. The total intrinsic value of options exercised during the nine month period ended September 30, 2007 was $558. For the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was $345, and $573 respectively.
As of September 30, 2007, of the total 1,776,418 options outstanding 1,201,517 have not vested. Of this total unvested amount, 1,076,117 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 18,305,186 shares outstanding (on a fully-diluted basis) as of September 30, 2007, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s formula-based stock option is 650,454. This stock option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®. As of September 30, 2007, there was $2,845 of total unrecognized compensation cost related to unvested options.
As of September 30, 2007 there were 982,590 shares available for future grants under the Company’s 2005 Stock Incentive Plan. In addition, the Company has reserved a total of 1,250,000 shares for issuance only pursuant to grants made under the 2003 Stock Incentive Plan (the “2003 Plan”) prior to the adoption of the 2005 Stock Incentive Plan. Based on the estimate of the number of shares subject to Dr. Gulfo’s formula-based option described above (650,454) and the number of shares subject to other options granted under the 2003 Plan (405,441), 194,105 shares out of the total of 1,250,000 shares reserved for issuance under the 2003 Plan are available for issuance; however, such shares are only available for issuance pursuant to Dr. Gulfo’s formula-based stock option.

9. COMMITMENTS AND CONTINGENCIES
In connection with the start of clinical trials, the Company has committed to several clinical sites a total amount of approximately $115 in contracts that do not exceed one year. These contracts are cancelable with 30 days’ prior notice.
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2007	2008	2009	2010	2011
$79	$320	$256	$186	$16
On March 28, 2007 the Company announced the signing of an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program. During the three months and nine months ended September 30, 2007, the Company billed L’Oreal $40 as other income to offset expenses incurred by EOS under the Feasibility Program.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trial. We expect this work to take place throughout 2007.
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce up to forty MelaFind® imaging devices for the Company to be utilized in the Company’s pivotal trial which is being conducted under the auspices of the Protocol Agreement reached with FDA. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with development activities throughout 2007.
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
10. PRIVATE PLACEMENTS
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. The private placement closed on November 3, 2006.

On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million. The private placement closed August 3, 2007. Pursuant to the securities purchase agreement, for a purchase price of $5.75 each investor received one share of the Company’s common stock and a warrant to purchase 0.25 of a share of common stock. The warrants are five-year warrants with an exercise price of $8.00 per share. The private placement was completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.
Pursuant to the terms of the registration rights agreements, the Company filed resale registration statements covering the shares in both private placements, including the shares issuable upon exercise of the warrants, with the SEC. In the unlikely event that the Company fails to meet certain obligations, as described in the registration rights agreements, the holders would be entitled to certain monetary damages.
However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Form S-3 were declared effective by the Securities and Exchange Commission (Registration No.333-139056 and Registration No.333-145740) on February 12, 2007 and September 11, 2007, respectively.
11. WARRANTS
Warrants outstanding at September 30, 2007 include a five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 54,988 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share which became exercisable commencing October 28, 2006 and have a five-year term.
Additionally, as previously discussed, in connection with the Company’s November 3, 2006 and August 3, 2007 financings the following warrants have been granted:
Financing that closed November 3, 2006: warrants to purchase up to 346,857 shares of the Company’s common stock were issued. The warrants are five-year warrants with an exercise price of $6.70 per share,
Financing that closed August 3, 2007: warrants to purchase up to 500,041 shares of the Company’s common stock were issued. The warrants are five-year warrants with an exercise price of $8.00 per share.
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 and $18, respectively, for the three and nine month periods ending September 30, 2007, and $6 and $23 for the comparable periods in 2006. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.

Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one-year period. In the event of a non-renewal or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, the Company agreed to pay Dr. Elbaum a termination fee of $100. Dr. Elbaum and the Company entered into an amended agreement effective June 1, 2007. Under the terms of the amended agreement Dr. Elbaum will be paid a monthly fee of $9 through January 2009.
Consulting Agreement with Robert Friedman, M.D.
Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to our Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman is paid at a rate of $5 for each day of service rendered.
This consulting agreement automatically renewed effective June 1, 2006, and again June 1, 2007 for additional one-year terms, and continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $33 and $45 for the three-and nine month periods ending September 30, 2007, and $5 and $27 respectively for the same periods a year earlier.
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
In addition, in connection with the start of the Company’s pivotal clinical trial at the end of January 2007, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has entered into an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 and $20 in the three and nine month periods ended September 30, 2007.
13. SALE AND LICENSING OF DISCONTINUED OPERATIONS
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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of September 30, 2007, we had an accumulated deficit of $40.0 million. We expect to continue to spend significant amounts on the development of MelaFind®.

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
On October 31, 2006, we entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. The transaction closed on November 3, 2006.
On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million.
This transaction closed on August 3, 2007.
We believe that the proceeds from these three transactions will be sufficient to fund our anticipated level of operations through early-2009. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind®.
Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
Our research and development expenses incurred for the three and nine months ended September 30, 2007 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. We also continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently producing additional MelaFind® systems for our pivotal clinical trial that started at the end of January 2007, as well as for other clinical studies of MelaFind®. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
General and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with our efforts to obtain PMA approval for MelaFind® and toward development of a commercial infrastructure to market and sell MelaFind®. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business. We expect selling, general and administrative expenses to increase as we develop our sales and marketing capabilities to support placing MelaFind® in selected markets.
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
Stock-Based Compensation and Deferred Compensation
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ( APB 25 ), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.
The Company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options in 2006 and 2007 includes: (1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, Accounting for Stock-Based Compensation; and (2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
Results of Operations (in thousands)
As we work on developing MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Our overall research and development spending during the first nine months of 2007 has remained relatively consistent with our spending during the first nine months of 2006. However, we have seen an increase in our general and administrative spending as we work towards introducing MelaFind® into the marketplace. As we increase the activity around the pivotal trial for MelaFind®, prepare for our PMA submission, and begin work towards the commercial launch of MelaFind® our costs will continue to increase.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Research and Development Expense
Research and Development expense for the three months ended September 30, 2007 was $1,811 as compared to $1,648 for the three months ending September 30, 2006. In general, the third quarter 2007 costs were consistent with the costs incurred during the third quarter of 2006; however, costs did increase by $163. Even though we had only a modest increase in research and development spending, as we have noted in the prior two quarters of 2007 the components of our research and development spending have changed. Our production costs have increased by $97 during the quarter and the cost of our clinical trials and related activities have increased by $199. These higher costs were offset by decreases in our other research function of $82 and our stock-based compensation costs of $50.
General and Administrative Expense
General and Administrative expense for the three months ended September 30, 2007 was $1,218 as compared to $929 for the three months ended September 30, 2006. The increase of $289 was the result of increases in marketing costs of $254 primarily related to an increase in activity leading to the commercial launch of MelaFind®, and increases in the following areas: travel $33, consulting $15, and salaries of $10. This was partially offset by a decrease in stock-based compensation costs of $44.
Other Income
Other income of $40 consisted of amounts due from our contract with L’Oreal. We had no similar amounts in 2006. During the three months ended September 30, 2007 the Company billed L’Oreal $40 as other income to offset expenses we incurred under our joint feasibility program.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Research and Development Expense
Research and Development expense for the nine months ended September 30, 2007 was $5,650 as compared to $5,654 for the nine months ended September 30, 2006; resulting in a decrease of $4. As we have noted in the prior two quarters of 2007 our spending trend has remained consistent for the first nine months of the year and we expect this level of spending to continue through the balance of 2007. While our production costs decreased by $270 our clinical trial costs increased $423, and the technical costs necessary to support these trials increased $143 during the nine month period. In addition we spent $56 more on quality systems work as we accelerate our efforts to document our process and procedures for FDA review.

These increased costs were offset by a reduction in other research expenses of $81, salary and consulting expenses of $90 and a reduction in stock-based compensation of $185.
General and Administrative Expense
General and Administrative expense for the nine months ended September 30, 2007 was $3,968 as compared to $3,093 for the nine months ended September 30, 2006. The increase of $875 was the result of increased marketing costs of $485 as we prepare for the commercial launch of MelaFind®. In addition we had increases in a variety of areas including travel expenses $143, employee recruiting costs $104, depreciation $84, investor relation costs $34, stock maintenance fees $31, rent $30, and other miscellaneous expenses of $36. These increased expenses were partially offset by a decrease in stock-based compensation of $104.
Interest Income/Expense
Interest income for the three months and nine months ended September 30, 2007 was $280 and $779, respectively, as compared to $152 and $505, respectively, for the comparable periods a year earlier. The increase is directly related to the additional cash balances the Company had invested as a result of the Company’s two private equity financings.
Other Income
Other income of $40 consisted of amounts due from our contract with L’Oreal. We had no similar amounts in 2006. During the nine months ended September 30, 2007 the Company billed L’Oreal $40 as other income to offset expenses we incurred under our joint feasibility program.
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
On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million. This transaction closed August 3, 2007.
To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments.

As of September 30, 2007, we had $23.7 million in cash, cash equivalents and marketable securities as compared to $20.9 million at December 31, 2006 for an increase of approximately $2.8 million. The increase was a result of the approximately $10.7 million in cash received as a result of the Company’s July 31, 2007 financing and interest income produced by our cash, marketable securities, and certificates of deposit, offset by cash used in our operating and investing activities.
Our cash and cash equivalents at September, 30, 2007 are liquid investments in money market funds, commercial paper and certificates of deposit with a commercial bank.
Cash Flows from Operating Activities
Net cash used in operations was $8,344 for the nine months ended September 30, 2007. For the corresponding period in 2006, net cash used in operations was $7,495. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and stock-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the nine months ended September 30, 2007, net cash used in our investing activities was $159 and was principally related to the purchase of scientific equipment, leasehold improvements in support of our MelaFind® development and the purchase of marketable equity securities. This use of cash was partially offset by $500 received from the sale of our discontinued operations. For the corresponding period in 2006, net cash used by our investing activities was $1,480 that was principally related to the purchase of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2007 net cash provided by financing activities was $10,836. This was principally related to the July 31, 2007 financing that generated $10,721 in net proceeds for the company and $115 in proceeds from the exercise of stock options. For the nine months ended September 30, 2006 net cash provided by financing was $69 and reflects proceeds from the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2007, we had an accumulated deficit of $40.0 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that our current cash and cash equivalents and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures and allow us to continue planned operations through early 2009.
Existing cash and cash generated from our November, 2006 and August, 2007 financings and our 2005 initial public offering may not be sufficient to satisfy the liquidity requirements necessary to commercially launch MelaFind® or to develop additional products. We will seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research and development and commercialization activities, which could harm our business.

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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

			Less than			More than
	Total	1 year		1-3 years	4-5 years	5 years
Operating leases	$914	$340		$507	$67	—
Included in the total operating leases are non-cancelable operating leases for space expiring June 2009 and January 2011. The lease on 5,000 square feet of office and laboratory space expires in June 2009, and the lease on 2,800 square feet of office space expires January 2011. In August 2007, we signed a lease amendment for an additional 2,500 square feet of office space adjacent to our existing laboratory location beginning September 1, 2007 and expiring January 2011.
In connection with the start of our clinical trials, we have committed to several clinical sites a total of approximately $115 in contracts that do not exceed one year. These contracts are cancelable by us with up to 30 days’ prior notice.
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
With the start of our pivotal clinical trial, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has signed an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day.
This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner.
For a more detailed description of our related party transactions, see our financial statements and the related notes to our financial statements in Note 12.
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
Recently Adopted Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations. Our tax return net operating loss carryforwards are significant. The tax years 2004, 2005, and 2006 in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.
Recent Accounting Developments
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2006. In addition, the following risk factors have changed during the nine months ended September 30, 2007:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the nine months ended September 30, 2007 was approximately $8.8 million, and as of September 30, 2007, we had an accumulated deficit of approximately $40.0 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of September 30, 2007 we had $23.3 million in cash and cash equivalents and $393 in marketable securities. Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash and cash equivalents, including the proceeds from our November 2006 and August 2007 financings and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through early 2009. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting the pivotal clinical trial for MelaFind®. We will need additional funds in order to achieve significant commercialization of MelaFind®, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
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
The precision optical imaging field is subject to rapid technological change and product innovation. MelaFind® is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical device industry with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the exploitation of computer-aided diagnosis, medical imaging, and other technologies MelaFind® utilizes. Some of these companies are working on potentially competing products or therapies, including confocal microscopy (a type of scanning microscopy for 3-dimensional specimens, which produces blur-free images at various depths), various forms of spectroscopy (a study of the way molecules absorb and emit light), other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells, for example. In addition, the National Institutes of Health and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of melanoma by sponsoring corporate and academic research. There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than MelaFind®, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us. FDA approval of a commercially viable alternative to MelaFind® produced by a competitor could significantly reduce market acceptance of MelaFind®. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations. There is no assurance that products, services, or technologies introduced prior to or subsequent to the commercialization of MelaFind® will not render MelaFind® less marketable or obsolete.
Our stock price is likely to be volatile; meaning purchasers of our common stock could incur substantial losses.
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and September 30, 2007, our stock price has ranged from $4.29 to $8.92 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

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
A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.
If our directors, executive officers, and principal stockholders choose to act together, they may have the ability to influence all matters submitted to stockholders for approval.
As of September 30, 2007, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 46.5% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies.

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
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could have an adverse effect on our stock price
We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (SOX), as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs, to divert management attention from operations and strategic opportunities, and to make legal, accounting and administrative activities more time-consuming and costly. On June 30, 2007 our market capitalization exceeded $75 million. As a result we must have our independent registered public accounting firm attest to our compliance with Section 404 of SOX for the year ending December 31, 2007. In addition we will be an accelerated filer effective December 31, 2007. We have retained a consultant experienced in SOX to assist us and we are in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We are evaluating our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. While we believe we have made substantial progress on satisfying the requirements, and anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 of the SOX in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. As a small company with limited capital and human resources, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. Implementing these changes may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts will entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on the trading price of our common stock.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, certificates of deposit, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were sufficiently effective to ensure that the information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information is accumulated and communicated to our management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million. This transaction closed on August 3, 2007.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors are accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measure to restrict the transfer of the securities. Pursuant to the securities purchase agreements, for a purchase price of $5.75 each investor received one share of the Company’s common stock and a warrant to purchase 0.25 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $8.00 per share.
Pursuant to the terms of the registration rights agreements, the Company filed a resale registration statement on Form S-3 covering the shares in this private placement, including the shares issuable upon exercise of the warrants, with the SEC. The resale registration statement was declared effective by the SEC (Registration No.333-145740) on September 11, 2007
The proceeds from this financing will be used for general corporate purposes including R & D activities.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
Item 5. Other Information
(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

Exhibit Number	Exhibit Title

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

10.28	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.29	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.30#	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York.

Exhibit Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.30	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002