Form 10-K
period 2007-12-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2008-03-12
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 12,649,338 shares of common stock held by non-affiliates of the registrant as of June 30, 2007 was $85,003,551 based on the last reported sale price of $6.72 per share on the Nasdaq Capital Market on June 30, 2007. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 5.6% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 28, 2008 was 15,401,882 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ELECTRO-OPTICAL SCIENCES, INC.

2007 FORM 10-K ANNUAL REPORT

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

The components of the MelaFind® system include:

•	a hand-held imaging device, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	our proprietary database of pigmented skin lesions, which we believe to be the largest in the US; and

•	our lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions.

We have entered into a binding Protocol Agreement with the US Food and Drug Administration (FDA), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. We believe the presence of the Protocol Agreement significantly enhances our ability to expedite the FDA approval process. We stopped a study that was initiated in late 2004 under the Protocol Agreement due to technical difficulties with some of the MelaFind® clinical trial instruments. The FDA has provided confirmation that our plan to correct the technical issues and start a new pivotal trial to satisfy the Protocol Agreement is acceptable. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. The pivotal trial commenced in late January 2007 and was over two-thirds complete at the end of 2007. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceed as anticipated, management believes that PMA approval could come as early as the second half of 2008.

To date, we have not generated any revenues from MelaFind®.

Cancers of the skin have a higher incidence than all other cancers combined, and the rates are rising dramatically. Believed to be over 120,000 new cases of melanoma in 2007, a similar number of new cases is projected in 2008. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there is currently no cure for advanced stage melanoma. However, early detection of skin cancers like melanoma can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $170,000 per patient. If diagnosed early, however, melanoma is almost always cured by simple resection at a cost of approximately $1,800 per patient.

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

To date, MelaFind® has been studied on approximately 6,000 skin lesions from approximately 4,500 patients at over 30 clinics. Our clinical studies have demonstrated that MelaFind® missed fewer melanomas and produced fewer false positives than experienced by study dermatologists, who are skin cancer specialists. The performance of a diagnostic is measured in terms of “sensitivity” (the ability to detect disease when disease is present) and “specificity” (the ability to exclude disease when disease is not present). In the largest blinded trial that we have performed to date on 562 suspicious pigmented skin lesions, using our most advanced system, MelaFind® missed a single melanoma “in situ,” and study dermatologists, who are skin cancer experts, missed an invasive melanoma. Further, the specificity of MelaFind® was 45.1%, compared to study dermatologists 20.0% (p<0.0001).

We believe that with the assistance provided by MelaFind®, physicians could diagnose more melanomas at the earliest, curable stage, which would reduce both treatment costs and the number of unnecessary biopsies, and improve quality of life.

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection.

All of our historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. We decided to discontinue all operations associated with our DIFOTI® product, effective as of April 5, 2005, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo Dental GmbH (KaVo), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following commercial re-launch of DIFOTI®or a set minimum royalty payment, whichever is greater.

The Market Opportunity

Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 1.3 million projected cases annually, and is estimated to account for more than 50% of all cancers. Believed to be over 120,000 new cases of melanoma in 2007, a similar number of new cases is projected in 2008. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects over 10,000 deaths annually from skin cancer. Since 1973, the mortality rate for melanoma has increased by 50%. Since approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

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

Melanoma is currently the subject of significant attention in the medical community. In part, this attention is due to the fact that it is the fastest growing cancer. It is also the most common cancer in young adults ages 20-30, and currently there are more new cases of melanoma than HIV/AIDS. In women ages 25-30, melanoma is the primary cause of cancer death. In women ages 30-35, melanoma is the second leading cause of death after breast cancer. Recent published papers identify a strong correlation between breast cancer and melanoma.

Our Strategy

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:

•	Pursue the timely FDA approval of MelaFind®. We have entered into a binding Protocol Agreement with the FDA for the conduct of the pivotal trial of MelaFind®. The study commenced in late January 2007 and was over two-thirds complete as of the end of 2007. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceed as anticipated, management believes that PMA approval could come as early as the second half of 2008.

•	Establish MelaFind® as the leading technology for assisting in the detection of melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by eight US patents. We will continue to refine and optimize this technology to ensure that MelaFind® is the leading system for assisting in the detection of melanoma.

•	Obtain third party payer reimbursement to support our recurring revenue pricing model. We intend to offer MelaFind® on a per patient basis, creating a recurring revenue stream. To do so, we will seek to obtain third party reimbursement as well as private pay alternatives. We are working with experts to create an evidence-based medicine evaluation model consistent with those used to support positive coverage decisions by the federal Centers for Medicare and Medicaid Services (CMS) and private payers for similar products. The value drivers in the model include the cost savings associated with early detection and fewer biopsies. We believe that the use of MelaFind® could result in substantial savings to the US healthcare system.

•	Commercialize MelaFind® using multiple sales and marketing strategies. Our internal sales and marketing effort will focus initially on “high volume/key opinion leader” dermatologists with specialties in the diagnosis and treatment of melanoma. To enter the larger US markets of general dermatologists, plastic surgeons, and primary care physicians, and for international markets, we intend to establish partnerships with pharmaceutical and/or diagnostic device companies with an established presence in these markets. While we believe obtaining a positive national coverage decision from CMS may take

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

Additionally, our strategy includes the potential acquisition of complementary products and technologies in the dermatological diagnostic arena.

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

MelaFind® Product Description

MelaFind® is a non-invasive system for assisting in the early detection of melanoma. The MelaFind® system is comprised of a hand-held imaging device that, in commercial use, will perform all diagnosis at the point of care. MelaFind® employs multiple wavelengths of light to obtain data from images of suspicious lesions; the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. When marketed, a report will be generated in the physician’s office containing considerable objective information about the lesion that is currently not available to doctors including MelaFind®’s recommendation of whether the lesion should be biopsied. The key components of the MelaFind® system are listed below:

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

Our proprietary database of pigmented skin lesions, which includes in vivo MelaFind® images and corresponding histological results of approximately 6,000 biopsied lesions from approximately 4,500 patients, which we believe to be the largest such database in the US and a substantial barrier to competition.

Our lesion classifiers, which are sophisticated mathematical algorithms.  The “brain” of the MelaFind® system, the Lesion Classifier, distinguishes melanoma from non-melanoma using the lesion features extracted and measured by the hand-held imaging device. The Lesion Classifiers are developed from our proprietary database of pigmented skin lesions and sophisticated mathematical algorithms. The mathematical formulas and algorithms used by the Lesion Classifiers are devised and optimized through the process of “classifier training” using lesions from our proprietary database. Lesion Classifier development and training is an iterative process involving: (1) selection of the lesion features that provide for optimal lesion discrimination; (2) optimization of the mathematical formulas to differentiate benign lesions from melanoma; and (3) expansion of the size and diversity of our proprietary lesion database. The performance of the Lesion Classifiers is directly related to the size of the database used in classifier training, as well as the degree to which the training database is representative of the lesions that will be evaluated by MelaFind® in commercial use.

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

We initiated a clinical trial under the terms of the Protocol Agreement at the end of 2004. However, technical operational issues with the system were experienced, requiring further refinement of the system. We are continuing this study as a supportive pilot study. A pilot study is one that provides information regarding the operation of a device in the clinical setting as well as the feasibility of various clinical trial evaluations. Pilot studies are often used to help refine certain elements of a planned pivotal trial and serve to train study personnel in advance of a pivotal trial.

In 2005, we initiated an effort to refine the MelaFind® hardware with ASKION GmbH (Gera, Germany), which specializes in precision optics. ASKION has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION has produced MelaFind® systems for our pivotal clinical trials that began in late January 2007 and is currently building additional units and performing other additional developmental activities.

In August of 2006, the Company engaged Carl Zeiss Jena GmbH (“Zeiss”) on usual commercial terms to build the lenses and assemblies that are being used in MelaFind®. In addition, Zeiss will provide certain technical consulting for production scale-up and second generation MelaFind® system. We expanded this technical relationship with Zeiss during 2007 and expect to continue to work with Zeiss throughout 2008.

We reviewed our strategy with the FDA and obtained confirmation from the FDA that our plan to correct the technical issues by refining the hardware systems and to start the new pivotal trial to satisfy the Protocol Agreement was acceptable. In addition, in October 2006, the FDA informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to launch MelaFind® in the United States. If the pivotal trial and FDA approval process proceed as anticipated, management believes that PMA approval could come as early as the second half of 2008. For commercialization outside the US, approvals from appropriate regulatory bodies within other countries will be required. Once PMA approval is obtained, we may proceed with applications to commercialize in various countries pending further assessment of market opportunities and the possible identification of strategic partners.

Clinical Studies of MelaFind®

Goals and Objectives

MelaFind® has been studied on approximately 6,000 skin lesions from approximately 4,500 patients during the past five years at over 30 clinical sites in the US, as well as two sites in Europe and one in Australia. We aim to develop a system with a sensitivity of at least 95% in detecting melanoma. Our goals are to complete pre-commercialization design and testing of the hand-held imaging device and its associated software, as well as to establish a database of approximately 450 melanomas, including in vivo MelaFind® images and biopsy results, for MelaFind® software and Lesion Classifier algorithm development and training. Statistically, in order to have a high level of confidence of success, we set the lower confidence bound at 99%, which requires approximately 300 melanomas in the classifier training database. To date, the MelaFind® lesion database includes over 400 melanomas.

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

MelaFind® Development History — Hardware and Software

In developing the MelaFind® system, we have tested both a first and second generation hand-held imaging device, and have now developed a pre-commercialization version for use in our pivotal clinical trial that began in late January 2007 and was over two-thirds complete at the end of 2007. Our research, development and clinical testing efforts have been designed to improve our MelaFind® technology platform, including the imaging device and lesion classifiers, and to enhance our lesion database.

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

The results of initial training studies and blinded tests were not to the expected level of performance. We determined the cause to be a flaw in the second generation hand-held imaging devices, which were subsequently shown to exhibit highly variable levels of stray light, an optical artifact. Therefore, we ceased producing the second generation of hand-held imaging devices and purged the training database of lesion images acquired with of them. We also incorporated a manufacturing specification for stray light which, prior to this time, was not included. Subsequent training studies and blinded tests performed using only first generation hand-held imaging devices confirmed our earlier favorable results: MelaFind® missed none or very few melanomas, and was shown to have higher specificity than study dermatologists.

We initiated a clinical study under the terms of the Protocol Agreement with the FDA in late 2004 using first generation hand-held imaging devices. However, several technical operating issues with these systems were experienced, requiring further refinement. Third generation hand-held imaging devices were produced in 2004 and early 2005. These serve as the basis of the design used to generate final, pre-commercialization hand-held imaging devices, which are being utilized in the pivotal study for PMA approval under the terms of the Protocol Agreement. We delivered MelaFind® systems to the field for beta testing in late 2006. Following beta testing and additional refinements in late 2006, we began our pivotal clinical trial in late January 2007 and at the conclusion of 2007, the study was over two-thirds complete.

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

Current Results of Training Studies and Blinded Tests

The following data were presented at the American Academy of Dermatology meeting and are the most current published results of the MelaFind® system. The MelaFind® classifier was trained on a set of 2,265 lesions including 221 melanomas, 87 high grade dysplastic nevi, and 1,957 other pigmented skin lesions. Following testing on the training set, it was then tested on the largest blinded series that we have performed to date: 562 lesions including 54 melanomas, 22 high grade dysplastic nevi, and 486 other pigmented skin lesions. The following table summarizes the results of the tests on the training and blinded data sets.

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

The studies performed to date have been executed with prototype hardware systems as well as MelaFind® classifiers and software that were under development. We believe that results derived from blinded tests utilizing pre-commercialization hardware systems with the most advanced software and MelaFind® classifiers will be equivalent or superior to the results obtained to date using the prototype systems and developmental software. We believe that the results of the pivotal trial, which will utilize the optimized hardware and software, will satisfy the requirements of the Protocol Agreement.

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

Insurers are also attempting to curb overutilization by applying a rational analysis of the costs versus benefits of new technologies.

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

Assuming FDA approval of MelaFind® in the second half of 2008, we are considering submitting an application for a new CPT code to the American Medical Association (AMA) CPT Editorial Panel in late 2009, and anticipate possible issuance of a new CPT code and positive national or regional Medicare coverage determinations in the first or second quarter of 2011. The Evidence-Based Medicine evaluation will be included in the application. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we anticipate that the new code would be referred to the AMA’s Relative Value Scale Update Committee (RUC) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the commercial setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors following the completion of the pivotal clinical trial or PMA submission. Presentations to the various committees that evaluate new technologies will be made. These will include the Evidence-Based Medicine evaluation and value proposition. We believe it is likely that the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems following PMA approval. In the case of private payers, managed care organizations and state Medicare administrative contractors, we anticipate that obtaining a positive coverage decision for MelaFind® may take at least 6 to 12 months following PMA approval.

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

Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (US), Heine Optotechnik (Germany), and 3Gen, LLC (US). Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), ZN, High Medical Systems S.P.A., Vision Technologies AG (Germany), Polartechnics, Ltd. (Australia), Biomips Engineering (Italy). and Sci Base AB (Stockholm Sweden). Dermoscopy is a tool used by approximately 25% of dermatologists in the US and is associated with a long learning curve. Physicians experienced in the use of dermoscopy have been shown to have an increased diagnostic accuracy of 10 to 20% over clinical examination. Although some digital dermoscopes provide information regarding the probability that a lesion may be melanoma compared to a database of lesions, no system, to our knowledge, is under PMA development for objective interpretation. In addition, Sci Base AB is developing electrical impedance technology for melanoma detection.

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

Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Astron Clinica (UK) manufactures a device utilizing this technique. Confocal microscopy is an experimental approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid (US). Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells for example.

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

Manufacturing

We are currently focusing our manufacturing efforts on building the MelaFind® hand-held imaging devices and in designing methods to facilitate larger-scale manufacturing of both the pre-commercialization and commercial devices. For this crucial phase in development, we have contracted with ASKION, which specializes in precision optics. We have also contracted with Zeiss, an international optics house, to supply lenses to ASKION to be used in the hand-held clinical units.

In March 2005, we were inspected by the FDA for the manufacturing and commercialization of DIFOTI®, our dental cavities detection product that has been discontinued for business reasons. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. The DIFOTI® inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. An onsite consultant was hired to address these deficiencies and structure a compliant Quality System for MelaFind®. During 2006 we worked to address the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA re-audited the Company’s facility for a follow-up inspection and audited our revised Quality System. No non-conformities or negative observations were reported to the Company. On December 5, 2006 we received correspondence from the FDA that reported “that all previous observations reported on the FDA-483 were corrected, and this firm no longer manufactures or distributes the DIFOTI® 2.0 dental imaging system.” The Quality System implemented at EOS for MelaFind® Design and Development corrected the deficiencies observed by FDA inspection (March 2005), eliminated processes that were no longer in use (manufacturing at EOS) and implemented a streamlined FDA regulation compliant Design Control process for MelaFind®.

Research and Development Efforts

Our research and development efforts are currently focused on the execution of the pivotal trial, and completion of the development of the MelaFind® Lesion Classifiers. To date, we have developed and tested four-step classifiers and we are currently working on five-step and six-step versions. The classifiers have been trained on 221 melanomas to date, and our goal is to use over 6,000 pigmented skin lesions including approximately 450 melanomas for MelaFind® software and Lesion Classifier algorithm development and training. To date we have collected over 400 melanomas, which are available for classifier training.

Our R&D plan also includes further improvements such as faster and easier software downloads for future software versions.

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

Intellectual Property

Our policy is to protect our intellectual property by obtaining US and foreign patents to protect technology, inventions and improvements important to the development of our business. To date we have been awarded 15 US patents with numerous foreign counterparts, of which eight US patents and two Australian patents relate to various aspects of melanoma detection. In addition, we have applied for five additional US patents and have filed certain foreign patent applications relating to melanoma detection, of which two foreign patent applications are currently in the European regional phase. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our MelaFind® intellectual property other than licenses granted in connection with the discontinuation of DIFOTI® operations (see ’Discontinued Business’ and Note 10 to our Financial Statements.)

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

We have obtained US trademark registrations for the following marks: “MelaFind®” and “DIFOTI®,” as well as the corporate logo for “eos-electro-optical sciences, inc.®” The goods covered by these registrations are in International Class 010 and US Classes 26, 39 and 44. For MelaFind®, the description of goods and services covered by the trademark is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining images in different spectral bands and software for analyzing the images for use in analyzing skin lesions and determining the existence of melanoma.” For DIFOTI®, the description of goods and services covered by the trademark is: “electro-optical apparatus to diagnose dental conditions.” For “eos-electro-optical sciences, inc.®,” the description of goods and services covered by the trademark is: “instrumentation comprising computer assisted optical imagers and image analyzers for use in the detection of dental cavities, cutaneous melanoma, and other pathologies of the teeth, skin and other tissues.” We also have registered the internet domain names: www.eo-sciences.com, www.eosciences.com, www.melafind.com, www.difoti.com, www.smartlightsensors.com, and skinsurf.com.

The following table lists our US patents and patent applications relating to melanoma detection:

US Patents Relating to Melanoma Detection

Patent #	Title	Issued	Expiration

6,081,612	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	06/27/00	02/27/18
6,208,749	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	03/27/01	02/27/18
6,307,957	Multispectral Imaging and Characterization of Biological Tissue	10/23/01	02/27/20
6,626,558	Apparatus for Uniform Illumination of an Object	09/30/03	08/31/21
6,657,798	Method for Optimizing the Number of Good Assemblies Manufacturable From a Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
7,102,672	Integrated CMOS Imaging Array & Dark Current Monitor	09/05/06	01/10/24
7,127,094	Method of Controlling Data Gathered at Remote Locations	10/24/06	03/11/25

Filed US Patent Relating to Melanoma Detection

Patent #	Title	Filed

n/a	Reducing noise in Digital Images	08/9/06
n/a	Quantitative Analysis of Skin Characteristics	03/2/07
n/a	Regulating use of a device to perform a procedure on a subject	06/12/07
n/a	Dermatology information	09/04/07
n/a	Characterizing a texture of an image	12/14/07

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

Our patent filed August 9, 2006 seeks to protect a novel method for reducing noise in digital images, which was invented and has been implemented as part of the calibration of all MelaFind® images. The March 2, 2007 filing protects a device for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma. Our June 12, 2007 patent filing relates to ways we control our MelaFind® system and our September 4, 2007 patent filing surrounds certain dermatology information derived from MelaFind®. Finally our December 14, 2007 filing relates to characterizing the texture of an image.

We also have developed trade secret calibration methods, classifier programs, and search engines. These programs have been developed over many years and incorporate decades of experience in optical computer vision. In addition, our proprietary MelaFind® database of over 6,000 lesions has been compiled over a number of years and would be difficult to replicate.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior premarket notification, or 510(k) clearance, or PMA approval from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (QSR). Class II devices are subject to special controls such as performance standards, postmarket surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required. The FDA classifies MelaFind® as a Class III device, requiring PMA approval.

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

•	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;

•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (HHS) to impose civil penalties administratively for fraudulent or abusive acts; and

•	the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (HHS) to impose civil penalties administratively for fraudulent or abusive acts.

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

Product Liability and Insurance

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require FDA approval prior to commercialization in the US. The clinical studies of MelaFind® are considered by the FDA as NSR. Consequently, the trials are conducted under the auspices of an abbreviated IDE. We therefore do not maintain domestic clinical trial liability insurance. We have placed clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.

Employees

As of December 31, 2007, we had 30 full-time and 3 part-time employees, of whom 16 were engaged in research and development (including clinical and regulatory affairs), 5 in production (including document control and quality assurance) and 12 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

Discontinued Business

As of April 5, 2005, we decided to discontinue all operations associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo, a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum, and made a second payment to us in July 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following commercial re-launch of DIFOTI® or a set minimum royalty payment, whichever is greater. As a result of this disposition, we do not expect to have any significant continuing responsibility for the DIFOTI® business.

Other

Our Internet address is www.eosciences.com. Our annual report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports are available, without charge, on our website, www.eosciences.com, as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (SEC). Copies are also available, without charge, from Electro-Optical Sciences, Inc., 3 West Main Street, Suite 201, Irvington New York, 10533, Attention: Secretary.

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

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last six years in developing MelaFind®. MelaFind® will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

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

We do not have the necessary regulatory approvals to market MelaFind® in the US or in any foreign market. We have not filed, and currently do not have plans to file, for regulatory approval in any foreign market. We plan initially to launch MelaFind®, once approved, in the US. The regulatory approval process for MelaFind® in the US involves, among other things, successfully completing clinical trials and obtaining pre-market approval (PMA) from the Food and Drug Administration (FDA). We commenced the PMA application process for MelaFind® by filing a proposed outline for a Modular PMA application (a compilation of well-delineated components submitted separately) on September 30, 2002. The PMA process requires us to prove the safety and effectiveness of MelaFind® to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed. The FDA may never grant approval. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	MelaFind® may not be safe or effective to the FDA’s satisfaction;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application (the final module), we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process, and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. On October 12, 2006 we announced that the FDA had informed us that when submitted the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA application with the FDA, it is placed at the beginning of the FDA’s review queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case.

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

Clinical studies in the US have been ongoing for over five years, we have a Protocol Agreement with the FDA, and in late January 2007 we commenced the pivotal clinical trial required for PMA approval. We initiated a trial under the terms of the Protocol Agreement at the end of 2004. However, technical operational issues with the systems were experienced, requiring further refinement. We have the hardware systems necessary to fully implement our pivotal clinical trial that started in late January 2007. However, the pivotal clinical trial and supporting clinical studies require the involvement of a number of clinical sites at any single time and the recruitment of large numbers of patients. If the clinical sites, which enroll patients on a best efforts basis, do not provide cases at rates anticipated for any reason (such as, for example, lower than forecasted clinical site productivity), we may face delays or may be unable to complete the development of MelaFind®.

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

The final training of the classifier, required to be completed before the classifier is utilized as described above, is expected to take approximately two months. Accordingly, the classifier must be ready for final training two months before the end of the pivotal trial. To date, there are over 400 melanoma lesions in the training database. The current classifier has been trained on 221 of these melanoma lesions. Our schedule for the acquisition of these lesions is based upon the projected numbers of imaging devices to be located at participating sites, the projected productivity of those sites in terms of melanomas and other lesions biopsied per month, and the projected efficiency of the study pathologists in classifying the lesion slides presented for histological analysis (the microscopic examination of excised or biopsied tissue specimens) and reporting their results. If we are unable to produce and maintain a sufficient number of imaging devices at participating sites, if the clinicians do not maintain sufficient productivity, or if the pathologists do not produce reports with sufficient efficiency, then our ability to maintain our schedule will be adversely affected, the conclusion of the pivotal trial may be delayed, and the submission of the completed PMA will be delayed.

To date, the lesion images in the training database have been acquired using first-generation hand-held devices, which also extract data from the lesions that are used by the classifiers. Pre-commercialization hand-held devices have been developed for use in the pivotal trial. If the lesion data obtained with pre-commercialization devices are not consistent with data from the first generation hand-held devices, the classifier will need to be trained solely on lesions imaged using only one or the other generation of hand-held devices. Were this need to arise, significant delay and expense could be incurred, which could jeopardize our ability to complete the development of MelaFind®.

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2007 was approximately $11.9 million, and as of December 31, 2007, we had an accumulated deficit of approximately $43.2 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

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

We rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our clinical trials. We rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (GCP) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for MelaFind®. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, MelaFind®.

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

To date, only those patients who were treated by physicians involved in our clinical trials have been evaluated using MelaFind® and even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse MelaFind®. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions and there are recommendations from prominent physicians that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. If MelaFind® receives the appropriate regulatory approvals but does not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of MelaFind® will depend on a number of factors, including:

•	perceived effectiveness of MelaFind®;

•	convenience of use;

•	cost of use of MelaFind®;

•	availability and adequacy of third-party coverage or reimbursement;

•	approved indications and product labeling;

•	publicity concerning MelaFind® or competitive products;

•	potential advantages over alternative diagnostic methodologies;

•	introduction and acceptance of competing products or technologies; and

•	extent and success of our sales, marketing and distribution efforts.

The identification and screening of melanomas is now dominated by visual clinical evaluation, with a minority of dermatologists using dermoscopy. Even if MelaFind® proves to be as effective as visual inspection by an expert dermatologist, and if all approvals are obtained, the success of MelaFind® will depend upon the acceptance by dermatologists and other physicians who perform skin examinations and treat skin disorders, including industry opinion leaders, that the diagnostic information provided by MelaFind® is medically useful and reliable. We will be subject to intense scrutiny before physicians will be comfortable incorporating MelaFind® in their diagnostic approaches. We believe that recommendations by respected physicians will be essential for the development and successful marketing of MelaFind®; however, there can be no assurance that any such recommendations will be obtained. To date, the medical community outside the limited circle of certain dermatologists specializing in melanoma has had little exposure to us and MelaFind®. Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operation and effectiveness of MelaFind®. Even if we gain access to potential customers, no assurance can be given that members of the dermatological, or later the general practice, medical community will perceive a need for or accept MelaFind®. In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, practitioners may remain reluctant to rely upon MelaFind® even after we receive approval from the FDA for marketing the product. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of MelaFind®. Insufficient market acceptance of MelaFind® would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of December 31, 2007 we had $20.9 million in cash, cash equivalents and marketable securities. Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash and cash equivalents, including the proceeds from our August 2007 and November 2006 financings and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations through early 2009. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including completing the pivotal clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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

We do not have a sales organization, and have no experience as a company in the marketing and distribution of devices such as MelaFind®. To achieve commercial success for MelaFind®, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to market MelaFind® in the US, focused on introducing it at high volume dermatologists’ offices and training their staff in its use, but we have not made any final determinations regarding the use of a particular marketing channel. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the US are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.

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

We currently plan to outsource certain production aspects to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations. Similarly, when we enter into contracts for the third-party manufacture of our devices, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we have developed or are developing relationships will have or sustain the ability to produce the quantities of MelaFind® needed for development or commercial sales, or will be willing to do so at prices that allow MelaFind® to compete successfully in the market.

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

Our manufacturing efforts currently rely on FillFactory, a subsidiary of Cypress Semiconductor Corp., to manufacture and supply the complementary metal oxide semiconductor sensor in MelaFind®, on Carl Zeiss Jena GmbH (Zeiss) for lens and lens objective assemblies, on ASKION GmbH (Askion) for the main subassembly and on Fairchild Semiconductor Corp., Panasonic Corp., Roithner-Laser Vienna, CompServ and others for light-emitting diodes, or LEDs, printed circuit boards, and other elements or components of our devices. We have several vendors to perform additional services or produce components for us. There can be no assurance that these third parties will meet their obligations. Each of these suppliers is a sole-source supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

We have entered into a development agreement with ASKION to complete developmental engineering and testing of our hand-held imaging device, and have also entered into a production agreement with ASKION to assemble the components and produce initial quantities of our hand-held imaging devices. We intend to enter into a contract for commercial production of the hand-held imaging devices once commercial specifications for MelaFind® have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms. Failure to enter into such an agreement with ASKION would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, we have entered into a confidentiality agreement and a development agreement with Zeiss for lenses and lens objective assemblies, and we have entered into a contract for the commercial production of lenses. The manufacturing agreement with ASKION will include integration of the Zeiss lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Zeiss, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the pivotal clinical trial and/or the commercial sale of MelaFind®, and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.

We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulation.

We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind® in the second half of 2008. Assuming that regulatory approval of MelaFind® is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the device. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA Quality System Regulation (QSR), may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

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

We continue to work with both our in-house consultant and our full-time director of quality assurance and regulatory affairs to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimately MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing any concerns it might have relative to MelaFind®, or in our efforts to address any MelaFind® deficiencies that might develop, we could be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (OIG) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). All of the aforementioned are agencies within HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury or if a patient alleges that MelaFind® failed to provide appropriate diagnostic information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require PMA approval prior to commercialization in the US. The clinical studies of MelaFind® are considered by the FDA as “Non-Significant Risk”. Consequently, the trials are conducted under the auspices of an abbreviated Investigational Device Exemption. We therefore do not maintain domestic clinical trial liability insurance. We have obtained clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

The success of MelaFind® is dependent upon our ability to protect our data center against damage from fire, power loss, telecommunications failure, natural disaster, sabotage or a similar catastrophic event. Substantially all of our computer equipment and data operations are located in a single facility. Our prospective failure to maintain off-site copies of information contained in our MelaFind® database, or our inability to use alternative sites in the event we experience a natural disaster, hardware or software malfunction or other interruption of our data center could adversely impact our business, financial condition and results of operations. While the Company does provide off-site back-up for its critical data which we believe to be sufficient to meet our needs, there can be no assurance that the our current plan can anticipate every possible eventuality.

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

If there is a connection between the MelaFind® hand-held imaging device and the central server in our offices, it will be dependent on the internet. We may use the internet as a medium to provide quality control calibration services to physicians. We also plan to use the internet to inform the public about the availability of our products and to market to and communicate with physicians who are potential or actual customers. Our success will therefore depend in part on the continued growth and use of the internet. If our ability to use the internet fails, it may materially adversely affect our business.

We will be obligated to comply with Federal Communications Commission regulations for radio transmissions used by our products.

Versions of MelaFind® may rely on radio transmissions from the hand-held imaging device to a base station that may be connected to the internet. Applicable requirements will restrict us to a particular band of frequencies allocated to low power radio service for transmitting data in support of specific diagnostic or therapeutic functions. Failure to comply with all applicable restrictions on the use of such frequencies, or unforeseeable difficulties with the use of such frequencies, could impede our ability to commercialize MelaFind®.

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

We have granted to certain employees stock options that vest with the attainment of various performance milestones. Upon the attainment of these milestones we will be required to recognize a stock based compensation expense in an amount based on the fair value of the options. We have also granted options that vest upon attainment of development milestones. Upon the attainment of each of the relevant development milestones there could be a significant compensation charge based on the then fair value of such options.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.

The Sarbanes-Oxley Act of 2002 (SOX), as well as rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly. On June 30, 2007 our market capitalization exceeded $75 million. As a result we had our independent registered public accounting firm attest to our compliance with Section 404 of SOX as of December 31, 2007. In 2007, we retained a consultant experienced in SOX that assisted us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have evaluated our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

Risks Relating to our Common Stock

An active trading market for our common stock may not be sustained.

An active public market for our common stock may not be sustained. Further, we cannot be certain that the market price of our common stock will not decline below the amount required by NASDAQ to maintain a listing on its Capital Market. Should we fail to meet the minimum standards established by NASDAQ for its Capital Market, we could be de-listed, meaning shareholders might be subject to limited liquidity.

Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. Between October 28, 2005 (the date of our initial public offering) and December 31, 2007, our stock price has ranged from $4.05 to $8.92 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

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

As of February 29, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 48.3% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We lease approximately 2,800 square feet of office space at 3 West Main Street, Suite 201, Irvington, New York, and an additional 7,450 square feet of office, laboratory, and assembly space in an adjacent building with the street address of 1 Bridge Street, Suites 11 and 15, Irvington, New York. The lease on the

2,800 square feet of space expires in January 2011. On the 1 Bridge Street property, the lease on 4,950 square feet of space expires in June 2009 and the lease on 2,500 square feet acquired in August 2007 expires in January 2011. We believe that these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2006 through December 31, 2007 as reported by the NASDAQ Capital Market:

	High	Low

Year Ended December 31, 2007
October 1 — December 31, 2007	$5.96	$4.05
July 1 — September 30, 2007	$6.79	$5.25
April 1 — June 30, 2007	$7.46	$4.29
January 1, 2007 — March 31, 2007	$7.10	$4.50
Year Ended — December 31, 2006
October 1 — December 31, 2006	$8.10	$5.26
July 1 — September 30, 2006	$7.34	$4.74
April 1 — June 30, 2006	$8.92	$5.52
January 1, 2006 — March 31, 2006	$6.20	$5.20

As of February 29, 2008, there were approximately 191 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 8- Stock-Based Compensation and Warrants to the financial statements contained in Part II Item 8 of this annual report.

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

Use of Proceeds from the Sale of Unregistered Securities

On October 31, 2006 the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million, and approximately $12.5 million in net proceeds. The transaction closed November 3, 2006. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of common stock. The warrants are five-year warrants with an exercise price of $6.70 per share

On July 31, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million. The private placement closed August 3, 2007. Pursuant to the securities purchase agreement, for a purchase price of $5.75 each investor received one share of the Company’s common stock and a warrant to purchase 0.25 of a share of common stock. The warrants are five-year warrants with an exercise price of $8.00 per share.

Both of the private placements were completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Form S-3 were declared effective by the Securities and Exchange Commission (Registration No. 333-139056 and Registration No. 333-145740) on February 12, 2007 and September 11, 2007, respectively.

No payments for expenses in conjunction with the 2006 private placement were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested in cash with a commercial bank, investment grade securities, and money market accounts. We are using, and intend to continue to use, these proceeds for research and development activities including clinical trials, development of our sales and marketing capabilities and general corporate purposes including general and administrative expenses.

Item 6.	Selected Financial Data

The following table sets forth selected financial data. The financial information for the years ended December 31, 2005, 2006, and 2007 and as of December 31, 2006 and 2007 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2003 and 2004 and as of December 31, 2003, 2004, and 2005 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)

Statements of Operations Data:
Research and development expenses	$828	$1,892	$3,822	$7,574	$7,678
General and administrative expenses	1,034	1,234	2,636	4,526	5,400

Operating loss from continuing operations	(1,862)	(3,126)	(6,458)	(12,100)	(13,078)
Interest expense/(income)	76	67	(174)	(728)	(1,054)
Other income	—	—	—	—	(59)

Loss from continuing operations	(1,938)	(3,193)	(6,284)	(11,372)	(11,965)
(Loss) gain from discontinued operations	(12)	(426)	(442)	781	28

Net loss	(1,950)	(3,619)	(6,726)	(10,591)	(11,937)
Preferred stock deemed dividends	(322)	(676)	(1,199)	—	—
Preferred stock accretion	(25)	(258)	(1,077)	—	—
Stock distribution of preferred Series B shares	(102)	—	—	—	—

Net loss attributable to common stockholders	$(2,399)	$(4,553)	$(9,002)	$(10,591)	$(11,937)

Net loss per share, basic and diluted:
Continuing operations	$(1.48)	$(2.34)	$(2.44)	$(1.01)	$(0.84)
Discontinued operations	(0.01)	(0.24)	(0.13)	.07	—

Basic and diluted net loss per common share	$(1.49)	$(2.58)	$(2.57)	$(.94)	$(0.84)

Basic and diluted weighted average number of common shares outstanding	1,614,897	1,766,608	3,508,835	11,293,783	14,220,466

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)

Balance Sheet Data:
Total current assets	$217	$6,813	$18,873	$21,771	$21,328
Total assets	432	7,096	19,166	22,476	22,108
Total liabilities	650	691	916	1,162	1,336
Redeemable convertible preferred stock	4,067	9,955	—	—	—
Accumulated deficit	(10,288)	(13,907)	(20,633)	(31,225)	(43,162)
Total stockholders’ (deficiency)/equity	(4,285)	(3,550)	18,249	21,314	20,772

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business-Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2007 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for all periods discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005, in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. If KaVo is successful in commercializing DIFOTI®, KaVo will pay us an annual royalty based on the number of systems sold per calendar year following their commercial re-launch of DIFOTI® or a set minimum. With the completion of this transaction we do not expect to have any significant continuing responsibility for the DIFOTI® business.

Unless otherwise indicated, the following discussion relates to our continuing operations.

Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of the pivotal trial that began in late January 2007 and its patient enrollment. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2007, we had an accumulated deficit of $43.2 million. We expect to continue to spend significant amounts on the development of MelaFind®. We expect to incur significant commercialization costs when we begin to introduce MelaFind® into the US market.

On October 28, 2005, we completed an initial public offering. We issued 4,000,000 shares of common stock on October 28, 2005 and 262,300 shares of common stock on November 15, 2005, both issuances at $5.00 per share. After deducting underwriting discounts and expenses and offering related expenses, the initial public offering resulted in net proceeds to the Company of approximately $17.7 million. On October 31, 2006 we entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. The transaction closed November 3, 2006. On July 31, 2007, the Company entered into a securities purchase agreement and registration rights agreement with certain accredited investors for the private placement of 2,000,178 shares of the Company’s common stock and warrants to purchase up to 500,041 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.5 million and net proceeds of approximately $10.7 million. This transaction closed on August 3, 2007.

We believe that the proceeds from these three transactions will be sufficient to fund our anticipated level of operations through early 2009. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Our research and development expenses incurred for the year ended December 31, 2007 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially.

General and administrative expenses consist primarily of salaries and related expenses and general corporate activities and costs associated with our efforts toward development of a commercial infrastructure to market and sell MelaFind®. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with the planned expansion of our business. We expect selling, general and administrative expenses to increase as we build our sales force and marketing capabilities to support placing MelaFind® in selected markets.

At December 31, 2007, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $16.6 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2027. The Company’s ability to utilize its net operating losses may be significantly limited due to changes in the Company’s ownership as defined by federal income tax regulations.

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

Revenue Recognition

The Company has not received FDA approval for the sale of MelaFind® and has had no revenues from products since the 2005 discontinuance of DIFOTI® operations.

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

Prior to January 1, 2006 we applied the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our fixed-plan employee stock options. Under this method, no compensation expense had been recorded for awards granted with no intrinsic value. Namely, on the date of grant only if the then current market price of the underlying stock exceeded the exercise price would there be a compensation charge. FASB Statement No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS Nos. 123 and 148, we elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above until January 1, 2006 and adopted only the disclosure requirements of SFAS 123. Prior to October 28, 2005, our common stock had not been publicly traded. As a result, the determination of the fair value of our common stock involved considerable judgment. In making this determination, we evaluated, among other things, our common stock transactions, the pricing of private equity sales, the rights and preferences of the security being valued, current market conditions, and company specific operational milestones. Since our initial public offering, the fair value of stock-based compensation has been based on the closing price of our common stock on the measurement date.

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

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

Results of Operations (in thousands)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Research and Development Expense

Research and development expense increased by $103 to $7,678 for the year ended December 31, 2007 from $7,575 for the year ended December 31, 2006. As we have noted throughout 2007, our total research and development spending trend remained consistent with 2006. However, there was a shift in the components of this spending. Our clinical trial costs increased by $653 and the technical support necessary to support the clinical trails increased by $208. In addition, spending on our quality systems increased $126 as we continue to works towards developing and documenting processes and procedures for FDA review. Offsetting these increases, production costs decreased $328, regulatory spending decreased $150, software development and other research decreased $137 and share based compensation costs decreased $269.

General and Administrative Expense

General and administrative expense increased by $874 to $5,400 for the year ended December 31, 2007 from $4,526 for the year ending December 31, 2006. The increase was attributable to an increase in marketing costs of $714, the majority of which was incurred in connection with market research designed to allow us to properly position the Melafind® system following FDA approval. As we grow and mature our costs have increased in several areas including; travel expenses $174, recruiting costs $142, legal costs for patent work $140, depreciation $76, rent and utilities $69, and salaries $41. These increases were offset by declines in several spending areas including corporate legal work which decreased $218, and temporary help costs which were $94 lower. In addition, share based compensation costs decreased $191.

Interest (Income)/Expense

Interest income for the year ended December 31, 2007 was $1,054 compared to $728 for the year ended December 31, 2006. The increase for the year ended December 31, 2007 was directly attributable to an increase in cash and cash equivalents generated as a result of our financings in November 2006 and August 2007 along with the 2007 proceeds from the sale and licensing of our DIFOTI® assets.

Other Income

Other income for the year ended December 31, 2007 totaling $59 consisted of amounts earned under our contract with L’Oreal.

Gain (Loss) from Discontinued Operations

There was a gain of $28 on the sale of discontinued operations in the year ended December 31, 2007. Costs associated with the transaction with KaVo were lower than expected and the December 31, 2006 accrual to capture these expenses was partially reversed in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Research and Development Expense

Research and development expense increased by $3,753 to $7,575 for the year ended December 31, 2006 from $3,822 for the year ended December 31, 2005. This increase was primarily attributable to a step-up of $2,483 in product development costs associated with MelaFind®. Approximately $1,700 of the increase was spent with ASKION, and approximately $540 of the increase was spent with several other suppliers to our R&D program. In addition we had an increase in personnel costs of $437, an increase in our clinical study costs of $121 and an increase in costs associated with our regulatory and FDA work of $87. We currently expect at least this level of spending to continue for 2007.

In addition we recorded a $623 share-based compensation charge for certain research and development personnel for the year ended December 31, 2006. This expense includes charges in accordance with SFAS 123R, related to the issuance of stock options.

General and Administrative Expense

General and administrative expense increased by $1,890 to $4,526 for the year ended December 31, 2006 from $2,636 for the year ended December 31, 2005. The increase was attributable to higher personnel costs of $184 and reimbursement and pre-marketing activities of $283. Higher costs associated with our status as a public company for an entire year totaled $829 and consisted primarily of increased legal fees of $420, accounting and related services of $259, and stockholder relations costs of $150. We also incurred higher insurance costs of $180 that were primarily related to increased directors and officers insurance coverage. Additionally, our franchise tax expense increased by $98, and we incurred increased strategic consulting expenses of $235. Our general overhead also increased by $306, which included a rent increase of $53.

In addition we recorded a $412 share based compensation charge in accordance with SFAS 123R. During 2005 we recorded a share based compensation charge of $638 that was principally related to the immediate vesting of 125,000 options upon completion of our initial public offering. Therefore, for 2006 we had a decrease in share based compensation of $226.

Interest (Income)/Expense

Interest income for the year ended December 31, 2006 was $728 compared to $174 for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was directly attributable to an increase in cash and cash equivalents generated as a result of our initial public offering on October 28, 2005 and our November 2006 financing along with the proceeds from the sale and licensing of our DIFOTI® assets.

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

Liquidity and Capital Resources (in thousands)

From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2007, we had $20,916 in cash, cash equivalents and marketable securities as compared to $20,940 of cash and cash equivalents at December 31, 2006, for a decrease of $24. The decrease resulted primarily from the net proceeds of approximately $10,716 from the Company’s August 2007 private placement, and proceeds from the sale and licensing of the DIFOTI® assets of approximately $500. This was offset by cash used in operating activities and the purchase of marketable securities. Our cash and cash equivalents at December 31, 2007 are liquid investments in cash with a commercial bank, investment grade securities, and money market accounts.

Cash Flows from Operating Activities

Net cash used in operations was $11,049 for the year ended December 31, 2007. For the years ended December 31, 2005 and 2006 the net cash used in operations was $5,831 and $10,141 respectively. For all periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities was $1,524 for the year ended December 31, 2007 principally relating to the purchase of marketable securities, fixed assets and patent costs offset by the proceeds received from the sale and licensing of our DIFOTI® assets. For the year ended December 31, 2006, net cash used in our investing activities was $44 principally relating to the purchase of fixed assets and patent costs offset by the proceeds received from the sale and licensing of our DIFOTI® assets. For the year ended December 31, 2005, net cash provided by investing activities was $6,502, which was principally related to the redemption of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10,830 for the year ended December 31, 2007 and reflects the net proceeds received from our August 3, 2007 private placement financing. For the years ended December 31, 2005 and 2006 the net cash flows provided by financing activities were $17,725 and $12,620 respectively. In 2005, financing cash flows reflect proceeds from the initial public offering. In 2006, financing cash flows reflects the net proceeds from the November 2, 2006 private placement.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2007, we had an accumulated deficit of $43.2 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind,® we will need to obtain additional funding. We believe that the net proceeds from our initial public offering and our November 3, 2006, and our August 2, 2007 financings, our current cash and cash equivalents and interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through early 2009. If our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$777	$320	$442	$15	—
Total	$777	$320	$442	$15	—

Our long-term obligations are two non-cancelable operating leases for space. The lease on 2,800 square feet of office space expires in January 2011. The lease on our laboratory, assembly, and office space, originally 4,950 square feet (expiring in June 2009) was amended in August 2007 to include an additional 2,500 square feet of office space (expiring in January 2011).

Related Party Transactions (see Note 9)

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

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact the adoption of SFAS 141R will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our financial statements.

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

Our exposure to market risk at December 31, 2007 is confined to our cash and cash equivalents. We invest in cash and certificates of deposit with a commercial bank, investment grade securities, and money market accounts. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash, cash equivalents and marketable securities will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the short-term nature of our investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Electro-Optical Sciences, Inc.

We have audited the accompanying balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2006 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Optical Sciences, Inc., as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/  Eisner, LLP

New York, New York
March 10, 2008

ELECTRO-OPTICAL SCIENCES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents (includes $12,000,000 in certificates of deposit as of December 31, 2006)	$20,939,527	$19,196,589
Marketable securities	—	1,719,905
Receivable from sale and licensing of discontinued operations, net	487,680	—
Prepaid expenses and other current assets	343,634	411,554

Total Current Assets	21,770,841	21,328,048
Property and equipment, net	564,471	616,110
Patents and trademarks, net	100,630	118,138
Other assets	39,758	45,876

Total Assets	$22,475,700	$22,108,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $53,987 as of December 31, 2006)	$641,036	$567,987
Accrued expenses (includes related parties of $34,257 and $10,000 as of December 31, 2006 and 2007, respectively)	504,670	674,711
Deferred income	—	74,946
Other current liabilities	16,077	18,804

Total Current Liabilities	1,161,783	1,336,448

COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ Equity:
Preferred stock — $0.10 par value; authorized 10,000,000 shares:
Issued and outstanding: none	—	—
Common stock — $0.001 par value; authorized 30,000,000 shares:
Issued and outstanding 13,296,448 and 15,401,882 shares at December 31, 2006 and 2007, respectively.	13,296	15,402
Additional paid-in capital	52,525,408	63,930,689
Other comprehensive loss	—	(12,136)
Accumulated deficit	(31,224,787)	(43,162,231)

Total Stockholders’ Equity	21,313,917	20,771,724

Total Liabilities and Stockholders’ Equity	$22,475,700	$22,108,172

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Operating expenses:
Research and development	$3,821,712	$7,574,744	$7,677,578
General and administrative	2,636,064	4,525,789	5,400,371

Operating loss from continuing operations	(6,457,776)	(12,100,533)	(13,077,949)

Interest income	(173,888)	(728,053)	(1,054,130)
Other income	—	—	(58,567)

	(173,888)	(728,053)	(1,112,697)

Loss from continuing operations	(6,283,888)	(11,372,480)	(11,965,252)
Loss from discontinued operations	(442,459)	—	—
Gain on sale and licensing of discontinued operations	—	781,003	27,808

Net loss	(6,726,347)	(10,591,477)	(11,937,444)
Less:
Preferred stock deemed dividends	1,198,439	—	—
Preferred stock accretion	1,077,492	—	—

Net Loss Attributable to Common Stockholders	$(9,002,278)	$(10,591,477)	$(11,937,444)

Net income (loss) per common share, basic and diluted:
Continuing operations	$(2.44)	$(1.01)	$(0.84)
Discontinued operations	(0.13)	.07	—

Basic and diluted net loss per common share	$(2.57)	$(0.94)	$(0.84)

Basic and diluted weighted average number of common shares outstanding	3,508,835	11,293,783	14,220,466

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007

	Convertible									Total
	Preferred Stock				Additional			Other		Stockholders’
	Series A		Common Stock		Paid-in	Notes	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Loss	Deficit	(Deficiency)

Balance at January 1, 2005	198,000	$972,311	1,809,758	$1,810	$9,611,094	$(69,000)	$(159,300)		$(13,906,963)	$(3,550,048)

Preferred stock accretion					(1,077,492)					(1,077,492)
Value of employee options vesting on attainment of milestone					479,000					479,000
Issuance of options to consultant					138,000					138,000
Exercise of option by non-employee directors			27,500	28	15,322					15,350
Exercise of options by former employees			23,361	23	23,359					23,382
Restricted stock award to employee			11,488	12	62,598		(62,610)
Retirement of note receivable						69,000				69,000
Amortization of deferred compensation							159,300			159,300
Warrants exchanged for common stock			1,305,321	1,305	(1,305)
Conversion of preferred stock in connection with the Initial Public offering	(198,000)	(972,311)	3,398,105	3,398	12,001,578					11,032,665
Issuance of shares of common stock in connection with the Initial Public Offering (net of expenses)			4,262,300	4,262	17,682,266					17,686,528
Net loss									(6,726,347)	(6,726,347)

Balance at December 31, 2005			10,837,833	$10,838	$38,934,420		$(62,610)		$(20,633,310)	$18,249,338

Exercise of options			135,450	136	87,929					88,065
Exercise of warrants			10,781	10	26,418					26,428
Amortization of deferred compensation							62,610			62,610
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)			2,312,384	2,312	12,503,075					12,505,387
Issuance of options to consultant					161,934					161,934
Share-based compensation expense					811,632					811,632
Net loss									(10,591,477)	(10,591,477)

Balance at December 31, 2006			13,296,448	$13,296	$52,525,408				$(31,224,787)	$21,313,917

Exercise of Options			105,256	106	114,421					114,527
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)			2,000,178	2,000	10,713,847					10,715,847
Issuance of options to consultant					139,703					139,703
Share-based compensation expense					437,310					437,310
Other Comprehensive loss								(12,136)		(12,136)
Net loss									(11,937,444)	(11,937,444)
Comprehensive loss (sub-total)										(11,949,580)

Balance at December 31, 2007			15,401,882	$15,402	$63,930,689			(12,136)	$(43,162,231)	$20,771,724

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Cash flows from operating activities:
Loss from continuing operations	$(6,283,888)	$(11,372,480)	$(11,965,252)
Loss from discontinued operations	(442,459)	—	—
Gain on sale and licensing of discontinued operations	—	781,003	27,808

Net loss	(6,726,347)	(10,591,477)	(11,937,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(1,000)	—	—
Gain on sale of discontinued operations	—	(781,003)	(27,808)
Depreciation and amortization	49,098	138,358	223,706
Noncash compensation and amortization of deferred compensation	672,800	874,241	437,310
Amortization of unearned interest income-discontinued operations	—	—	(12,320)
Common stock options and warrants issued for consulting fees	138,000	161,934	139,703
Retirement of stock subscription receivable for consulting services	34,500	—	—
Amortization of discount on marketable securities	(33,502)	—	(519)
Changes in operating assets and liabilities:
Decrease in receivables	8,128	—	—
Increase in inventories	(16,122)	—	—
Increase in prepaid expenses and other current assets	(181,507)	(132,694)	(67,920)
Increase in accounts payable and accrued expenses	332,110	196,193	124,800
Decrease in deferred revenues	(106,335)	—	—
(Decrease) increase in other current liabilities	(456)	(751)	2,727
Increase in other assets	—	(6,146)	(6,118)
Increase in deferred income	—	—	74,946

Net cash used in operating activities	(5,830,633)	(10,141,345)	(11,048,937)

Cash flows from investing activities:
Patent costs	(5,316)	(35,491)	(40,006)
Purchases of property and equipment	(121,239)	(508,547)	(252,847)
Sale (purchase) of marketable securities	6,628,253	—	(1,731,522)
Proceeds from sale and licensing of discontinued operations	—	500,000	500,000

Net cash provided by (used in) investing activities	6,501,698	(44,038)	(1,524,375)

Cash flows from financing activities:
Proceeds from private placement financing	—	13,180,598	11,501,023
Expenses related to private placement financing	—	(675,211)	(785,176)
Proceeds from exercise of stock options	—	88,065	114,527
Proceeds from exercise of stock warrants	—	26,428	—
Proceeds from Initial Public Offering	21,311,500	—	—
Expenses related to Initial Public Offering	(3,624,972)	—	—
Proceeds from sale of common stock	38,732	—	—

Net cash provided by financing activities	17,725,260	12,619,880	10,830,374

Net increase (decrease) in cash and cash equivalents	18,396,325	2,434,497	(1,742,938)
Cash and cash equivalents at beginning of year	108,705	18,505,030	20,939,527

Cash and cash equivalents at end of year	$18,505,030	$20,939,527	$19,196,589

Supplemental Schedule of Noncash Investing and Financing Activities:
Receivable from sale and licensing of discontinued operations	—	$487,680	—
Preferred stock accretion	$1,077,492	—	—
Reclassification of inventories and patents to assets held for sale	$156,677	—	—
Unrealized loss on marketable securities	—	—	$12,136

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements
(In thousands, except for share and per share data)
(For the Years Ended December 31, 2007, 2006 and 2005)

1.	Principal Business Activities and Summary of Significant Accounting Policies:

Organization and Business

Electro-Optical Sciences, Inc. (EOS), a Delaware corporation (the Company), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (FDA) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced in January 2007. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as the second half of 2008.

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

At December 31, 2007, the Company has an accumulated deficit of $43.2 million and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and private placements in November 2006 and August 2007 (refer to Note 7, “Stockholders’ Equity,” for further details). The Company believes that the proceeds from these transactions will permit the Company to fund anticipated levels of operations through early 2009. However, the Company will require additional funds to achieve significant commercialization of MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

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

Cash and Cash Equivalents

The Company maintains cash in certificates of deposit and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. Cash

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

equivalents are highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Marketable Securities

Marketable securities are classified in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity marketable securities are reported at amortized cost. Available for sale marketable securities are reported at fair value, with unrealized gains and losses excluded from earnings, and reported in other comprehensive income. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company evaluates declines in fair value of its investments in available-for-sale marketable securities to determine if these declines are other than temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for deferred income taxes (see Note 11).

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

Stock-Based Compensation

Prior to January 1, 2006, the Company applied the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25 and related interpretations to account for the Company’s fixed-plan employee stock options. Under this method, no compensation expense has been recorded for awards granted with no intrinsic value. Namely, on the date of grant only if the then current market price of the underlying stock exceeded the exercise price would there be a compensation charge. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, the Company elected to continue to apply the intrinsic-value based method of accounting for employee stock options described above until January 1, 2006, and had adopted only the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, the Company’s net loss and net loss per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below:

Net loss attributable to common stockholders, as reported	$(9,002)
Add: stock-based employee compensation included in reported net loss, net of income tax effect	638
Deduct: stock-based employee compensation expense determined under fair-value-based method, net of related tax effect	(539)

Pro forma net loss	$(8,903)

Basic and diluted loss per share, as reported	$(2.57)

Basic and diluted loss per share, pro forma	$(2.54)

The per share weighted-average fair value of stock options granted during 2005 was $3.63 on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

Expected volatility	60%
Risk free interest rate	4.39%
Stock option life (in years)	5
Expected dividend yield	0%

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. The Company adopted the modified prospective transition method provided

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

for under SFAS 123R, and consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.

As a result of the adoption of SFAS 123R, incremental compensation expense for the year ended December 31, 2006 amounted to $812. At December 31, 2007, total unrecognized compensation cost amounted to approximately $2,858 with respect to 1,054,966 unvested options of which $2,657 of unrecognized compensation cost and 987,188 unvested options relate to development milestones, which will be amortized over the requisite service period or period to the attainment of certain milestones.

Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. Under this method of accounting, the Company estimates the total amount of deferred compensation when the grant is issued for the entire option value based on the Black-Scholes valuation model. Subsequently, the deferred compensation is adjusted each reporting period until vesting occurs and the charge is taken. Compensation attributable to non-vested options is not recorded until vesting occurs (see Note 8).

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

	Year Ended December 31,
	2005	2006	2007

Common stock options	1,115,415	1,689,412	1,812,084
Warrants	298,280	626,845	1,126,886

Total	1,413,695	2,316,257	2,938,970

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

Comprehensive loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For each of the years ended December 31, 2005 and 2006, net loss was equal to comprehensive loss as there were no unrealized gains or losses on available-for-sale marketable securities at the respective year ends. For the year ended December 31, 2007, comprehensive loss was $11,949 which includes a net loss of $11,937 and an unrealized loss on available-for-sale marketable securities of $12.

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact the adoption of SFAS 141R will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not except the adoption of this pronouncement to have a material impact on the Company’s financial statements.

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

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

2.	Marketable Securities:

All marketable securities purchased during 2006 consisted of available-for-sale securities which were held to redemption prior to December 31, 2006 and experienced no gain or loss. On December 31, 2007 marketable equity securities consisted of available-for-sale securities. The Company has experienced a temporary unrealized loss of $12 on several of these securities.

3.	Property and Equipment:

Property and equipment, at cost, consists of the following:

	December 31,
			Estimated
	2006	2007	Useful Life

Leasehold improvements	$154	$184	Lease Term
Laboratory and research equipment	497	672	5 years
Office furniture and equipment	265	313	5 years

	916	1,169
Accumulated depreciation and amortization	352	553

	$564	$616

Depreciation expense amounted to approximately $34, $120 and $201 for the years ended December 31, 2005, 2006 and 2007, respectively.

4.	Patents:

Patents as shown in the accompanying balance sheets are net of accumulated amortization of $134 and $156 at December 31, 2006 and 2007, respectively. In connection with the discontinuance of DIFOTI® operations in April 2005, patents with a net book value of $71 had been reclassified as assets held for sale, and were subsequently written off in connection with the December 2006 sale and licensing agreement with KaVo. Amortization expense related to all non-DIFOTI® patents was approximately $15, $18 and $22 for the years ended December 31, 2005, 2006 and 2007, respectively. Amortization expense of currently held non-DIFOTI® patents is expected to amount to $23, $23, $23, $23, and $21 for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, respectively.

5.	Commitments and Contingencies:

The Company is obligated under two non cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under these leases are as follows:

Year ended December 31,
2008	$320
2009	256
2010	186
2011	15

$777

Rent expense charged to operations amounted to approximately $202, $255 and $305 for the years ended December 31, 2005, 2006, and 2007, respectively.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

In August 2006, the Company engaged Zeiss to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trials. This work was done throughout 2007 and is expected to continue throughout 2008. Total payments to Zeiss amounted to $120 in 2006 and $111 in 2007.

In January 2006, the Company entered into an agreement with ASKION to produce and test commercial grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce imaging devices for the Company to be utilized in the Company’s pivotal trial and at data collection sites in the United States and Europe. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. We expect to maintain a relationship, which has evolved as a month-to-month agreement, with ASKION. This relationship continued for all or 2007 and we expect to continue with development activities throughout 2008. Total payments to ASKION amounted to $2,473 in 2006 and $2,333 in 2007.

During January 2004, the Company entered into an employment agreement with its President and Chief Executive Officer (Dr. Joseph Gulfo) through December 31, 2005, which provided for a base salary of $175, stock options, and performance bonuses. The agreement provides for automatic one year renewal terms and renewed automatically for the years 2006 and 2007. The Board of Directors increased his salary to $235 and awarded a bonus in the amount of $50 effective May 31, 2006, and effective April 1, 2007, increased his salary to $260 and awarded a bonus in the amount of $60.

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

6.	Employee Benefit Plan:

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $35, $42 and $38 for the years ended December 31, 2005, 2006 and 2007, respectively.

7.	Stockholders’ Equity

During June 2003, the Company completed a private placement whereby investors agreed to acquire up to 1,400,000 preferred Series C units. Each unit consisted of one share of Series C redeemable convertible preferred stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $13.00 per share. Of the 1,400,000 units, the first tranche of 663,717 units was sold for an aggregate of $1,500. Costs associated with this issuance amounted to $252 and the accretion to redemption value for the unamortized balance of $227 for the year ended December 31, 2005 is presented in the recorded accretion table below. The value of the warrants was de minimus.

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

During October 2004, the Company completed a second private placement and sold 3,578,081 preferred Series C units for total proceeds of approximately $8,100 at a price of $2.26 per unit. The warrants were valued at $2,643. Costs of the Series C private placement amounted to approximately $448 and the accretion to redemption value for this amount for the year ended December 31, 2005 is presented in the recorded accretion table below.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

During 2004, the Company issued 4,507,702 shares of Series C redeemable convertible preferred stock with 2,253,792 warrants to purchase common stock at $13.00 per share and 60,840 Series C redeemable convertible preferred stock warrants at an exercise price of $4.52 per share for gross proceeds of $10,186. The net proceeds of $9,738 were allocated to redeemable convertible preferred stock and additional paid-in capital based on the relative fair values of the preferred stock and warrants. The fair value of the warrants was determined using the Black-Scholes method. The Company recorded a beneficial conversion feature of $1,465. The accretion to redemption value of the aforementioned securities is presented in the recorded accretion table below.

The following table summarizes the recorded accretion to redemption value for the Series C for the years ended December 31, 2004 and 2005:

		Accretion
	Total	Period in	Year Ended
	Amount	Months	December 31, 2005

2003 Series C financing costs	$252	60	$42
2004 Series C financing costs	448	44	102
Value of Series C warrants	2,643	44	601
Beneficial Conversion — Series C	1,465	44	333

Total	$4,808		$1,078

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

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

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

Both of the private placements were completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Form S-3 were declared effective by the Securities and Exchange Commission (Registration No. 333-139056 and Registration No. 333-145740) on February 12, 2007 and September 11, 2007, respectively.

As of December 31, 2007, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding.

8.  Stock-Based Compensation and Warrants:

Stock Options

The Company has one stock option plan which allows the board of directors to grant incentives to employees, directors, consultants and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but no new grants may be made.

Stock awards under the Company’s current plans have been granted at prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Stock Incentive Plan (2005 Plan), are generally time-based or performance-based options and vesting varies accordingly. Options under this plan expire five years from the date of grant. Since the Company adopted the 2005 Plan, awards are not granted under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Stock Incentive Plan (2003 Plan) in connection with the formula-based option granted to the Company’s CEO, Dr. Joseph Gulfo.

The compensation expense recognized in the Statement of Operations during 2006 and 2007 for stock options and restricted stock awards amounted to $1,036 (of which $487 relates to development milestones) and $577 (of which $312 relates to development milestones), respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006 and 2007 was $88 and $115, respectively.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

Details regarding the valuation and accounting for stock options are as follows:

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For The Year Ended
	December 31, 2006	December 31, 2007

Expected life	5 years	5 years
Expected volatility	60%	60%
Risk-free interest rate	4.92 - 5.04%	3.41 - 5.02%
Dividend yield	0	0

The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At December 31, 2007, stock options to purchase 1,812,084 shares of common stock at exercise prices ranging from $.40 to $7.75 per share are outstanding and are exercisable at various dates through 2013. The Company expects that all of these options will vest. The total number of options exercisable at December 31, 2005, 2006, and 2007 was 572,607, 588,284, and 609,901 respectively, with weighted average exercise prices of $1.07, $2.47 and $3.54 respectively.

The status of the Company’s stock option plans during the periods indicated is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value

Outstanding at January 1, 2005	965,203	.66
Granted	212,780	2.43		$248
Exercised	(50,881)	.76
Forfeited or expired	(11,687)	4.85

Outstanding at December 31, 2005	1,115,415	.95	4.4	4,935
Granted	748,822	5.56	4.1	1,259
Exercised	(135,450)	.65	N/A	730
Forfeited or expired	(39,375)	6.76	N/A	11

Outstanding at December 31, 2006	1,689,412	2.88	4.2	7,331
Granted	277,407	3.11	3.9	456
Exercised	(105,256)	1.09	N/A	558
Forfeited or expired	(49,479)	5.24	N/A	8

Outstanding at December 31,2007	1,812,084	2.96	3.5	4,167

Exercisable at December 31, 2007	609,901	3.54	3.4	1,116

During the year ended December 31, 2006 and 2007 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.15 and $4.11

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

respectively per share. The total intrinsic value of options exercised during the years ended December 31, 2006, and 2007 was $730 and $558 respectively. The requisite service periods for options granted during 2006 and 2007 for employees and consultants were four years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.01-$.46	923,634	1.7 years	$.46	171,753	$.46
$.47-$1.00	119,648	4.4 years	1.00	119,648	1.00
$1.01-$7.75	768,802	3.8 years	6.26	318,500	6.15

$.01-$7.75	1,812,084	3.5 years	$2.96	609,901	$3.54

As of December 31, 2007, of the total 1,812,084 options outstanding 1,202,183 have not vested. Of this total unvested amount, 1,087,783 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 18,340,852 shares outstanding (on a fully-diluted basis) as of December 31, 2007, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s formula-based stock option is 651,881. This stock option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®. As of December 31, 2007, there was $2,858 (of which $2,657 of unrecognized compensation cost relates to development milestones) of total unrecognized compensation cost related to unvested options.

As of December 31, 2007 there were 948,351 shares available for future grants under the Company’s 2005 Plan. In addition, the Company has reserved a total of 1,250,000 shares for issuance only pursuant to grants made under the 2003 Plan prior to the adoption of the 2005 Plan. Based on the estimate of the number of shares subject to Dr. Gulfo’s formula-based option described above (651,881) and the number of shares subject to other options granted under the 2003 Plan (405,441), 192,678 shares out of the total of 1,250,000 shares reserved for issuance under the 2003 Plan are available for issuance; however, such shares are only available for issuance pursuant to Dr. Gulfo’s formula-based stock option.

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

On March 24, 2006, the Company issued to its then acting Chief Operating Officer and a member of the Board, Dr. Gerald Wagner, stock option grants of 49,500 shares of the Company’s common stock which vested immediately and 50,000 shares which vested upon commencement of the pivotal trial for MelaFind®. Compensation expense of $162 was charged to operations in 2006. With the start of the clinical trials in late January 2007, the Company recorded a $140 charge to operations in the first quarter of 2007.

On April 24, 2006, the Company entered into an agreement with the Company’s Vice-President of Finance and Chief Financial Officer. In accordance with that agreement a five year option under the Company’s 2005 Plan to purchase up to 100,000 shares of the Company’s common stock at $5.82 per share was granted.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

On May 22, 2006, the Company’s Vice-President — Corporate Secretary and the Company’s Vice-President of Marketing and Sales were granted additional five year options to purchase 7,500 and 5,000 shares, respectively, at $7.08 per share.

On May 29, 2006, the Company entered into an agreement with the Company’s Vice-President of Technical Support. In accordance with that agreement, a five year option under the Company’s 2005 Plan to purchase up to 40,000 shares of the Company’s common stock at $7.60 per share was granted. On November 29, 2007 the VP of Technical Support was granted an additional five year option under the Company’s 2005 Plan to purchase up to 10,000 shares of the Company’s common stock at $4.50 per share.

On December 1 2006, 5,000 options to acquire shares of the Company’s common stock at $7.75 were granted to each of the six non-employee members of the Company’s Board of Directors under the Company’s 2005 Plan. These five-year options vested December 1, 2007.

On November 30, 2007, 5,000 options to acquire shares of the Company’s common stock at $4.92 were granted to each of the six non-employee members of the Company’s Board of Directors under the Company’s 2005 Plan. These five-year options to purchase the Company’s common stock vest one year from the date of grant.

Subsequent to the end of the 2007 fiscal year, on February 11, 2008, the Company entered into an agreement with the Company’s Vice-President of Commercialization. In accordance with that agreement a five year option under the Company’s 2005 Plan to purchase up to 80,000 shares of the Company’s common stock at $4.40 per share was granted on February 25, 2008.

Warrants

Warrants outstanding at December 31, 2007 include a 5-year warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004 and 7-year warrants to purchase 54,988 shares of the Company’s Series C redeemable convertible preferred stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock. Upon completion of the Company’s initial public offering on October 28, 2005, the Series C preferred stock warrants became exercisable for an aggregate of 54,988 shares of the Company’s common stock.

In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006.

In addition, as previously discussed, in connection with the Company’s private placements in November 2006 and August 2007, the Company issued warrants to purchase up to 346,857 and 500,041 shares, respectively, of the Company’s common stock. The warrants are exercisable for five years at a price of $6.70 and $8.00 per share, respectively.

9.	Related Party Consulting Agreements (see Note 5):

The Company has in place the following consulting agreements with related parties.

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $26

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

in 2005 and $29 in 2006 and $24 in 2007. This consulting agreement is terminable by either party on 30 days’ written notice.

Consulting Agreement with Marek Elbaum, Ph.D.

During January 2004, the Company amended its employment agreement with Marek Elbaum, Ph.D, former President and Chief Science and Technology Officer. The agreement was originally entered into in May 2003 with a three year term. The amended agreement included a salary of $175 and provided for stock options and performance bonuses. As of May 31, 2005, a new consulting agreement was entered into which superseded the amended employment agreement. In consideration of the services as Chief Scientist to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one year period. In the event of a non-renewal, and in the event that Dr. Elbaum’s services terminate as a result of his death or disability, the Company agreed to pay to Dr. Elbaum a termination fee of $100. Dr. Elbaum and the Company entered into an amended agreement effective June 1, 2007. Under the terms of the amended agreement, Dr. Elbaum will be paid a monthly fee of $9 through January 2009.

Consulting Agreement with Robert Friedman, M.D.

Effective as of June 1, 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant, medical advisor to the Company’s Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $30 in 2005, $42 in 2006 and $58 in 2007.

Consulting Agreement with Gerald Wagner, Ph.D. (see also Note 8)

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

With the start of our pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as our acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. For the year ended December 31, 2007, the Company paid consulting costs totaling $27.5 under this amended contract and $15 covering January as acting Chief Operating Officer under the previous consulting agreement.

10.	Other Income (including gain on sale of discontinued operations):

On March 28, 2007, the Company announced the signing of an agreement with L’Oreal to study the feasibility of using the Company’s novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 28, 2008. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program. During the year ended December 31, 2007, the Company earned $59, recorded as other income, to offset expenses incurred by EOS under the Feasibility Program with L’Oreal. Amounts received from L’Oreal in advance of being earned have been recorded as deferred income at December 31, 2007.

Effective April 5, 2005, the Company decided to discontinue all operations associated with its DIFOTI® product, in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business for the current and prior periods have been excluded from continuing operations and have been reported as discontinued operations. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500, and made a second payment of $500 in July 2007. Beginning in 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum royalty payment, whichever is greater. Royalties, if any, will be recorded when earned.

For the year ended December 31, 2006 the Company recorded a gain of $781 on the sale and licensing of its remaining DIFOTI® assets based upon the cash proceeds and the discounted value of the second payment.

For the year ended December 31, 2007, there was a gain of $28 on the sale of discontinued operations. Costs associated with the 2006 transaction with KaVo were lower than expected and the December 31, 2006 accrual to capture these expenses was partially reversed in 2007.

Losses attributable to DIFOTI® operations discontinued in April 2005 amounted to $442 for the year ended December 31, 2005.

11.  Income Taxes:

Because the Company incurred net losses, it did not provide for income taxes for the years ended December 31, 2005, 2006 and 2007.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2005	2006	2007

Computed expected tax benefit	$(2,136)	$(3,866)	$(4,068)
State tax benefit, net of federal effect	(377)	(682)	(718)
Valuation allowance	2,513	4,548	4,786

Provision for income taxes	$—	$—	$—

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows:

	December 31,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$6,621	$8,409
Capitalized research and developmental costs	4,252	7,094
Non-cash compensation	919	1,064

Total deferred tax assets	11,792	16,567
Less valuation allowance	(11,792)	(16,567)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2006 and 2007. The Company’s valuation allowance against its deferred tax assets increased by $2,691, $4,236 and $4,775 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company has net operating loss carryforwards of approximately $16,567 to offset future taxable income. The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations and financial position.

ELECTRO-OPTICAL SCIENCES, INC.

Notes to Financial Statements — (Continued)

12.	Quarterly Operating Results (Unaudited)

The following is a summary of operating results by quarter for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2007
Loss from continuing operations	$(2,994)	$(3,096)	$(2,709)	$(3,166)
Gain on sale of discontinued operations				$28
Net Loss	$(2,994)	$(3,096)	$(2,709)	$(3,138)
Net loss attributable to common stockholders	$(2,994)	$(3,096)	$(2,709)	$(3,138)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.23)	$(0.18)	$(0.20)
2006
Loss from continuing operations	$(2,889)	$(2,928)	$(2,425)	$(3,130)
Gain on sale of discontinued operations				$781
Net Loss	$(2,889)	$(2,928)	$(2,425)	$(2,349)
Net loss attributable to common stockholders	$(2,889)	$(2,928)	$(2,425)	$(2,349)
Basic and diluted net loss per share of common stock	$(0.27)	$(0.27)	$(0.22)	$(0.18)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2007.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC,”internal control over financial reporting procedures” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; provide reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Eisner LLP, the independent registered public accounting firm, have issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2007. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Electro-Optical Sciences, Inc.

We have audited Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Electro-Optical Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Electro-Optical Services, Inc. as of December 31, 2006 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements.

/s/ Eisner LLP

New York, New York
March 10, 2008

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements” in Part II Item 8 of this report.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

A list of exhibits required by Item 601 of Regulation S-K filed or incorporated by reference is found in the Exhibit Index immediately following Part IV of this report.

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2		Third Amended and Restated Bylaws of the Registrant.(2)
4.1		Specimen Stock Certificate.(2)
4.2		Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)
4.3		Form of Warrant.(7)
4.4		Form of Warrant.(13)
10	.1*	Form of Indemnification Agreement for directors and executive officers.(2)
10	.2*	1996 Stock Option Plan.(3)
10	.3*	2003 Stock Incentive Plan, as amended.(3)
10	.4*	2005 Stock Incentive Plan.(2)
10	.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)
10.6		Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)
10.7		Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)
10.8		First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)
10.9		Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)
10.10		Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)
10	.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)
10	.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)
10.13		Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)
10.14		Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)
10.15		Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)
10.16		Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)
10	.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)
10	.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)
10	.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)
10	.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)
10.21		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.22		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.23		Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.24		Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)
10.25		Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

Exhibit
Number		Exhibit Title

10	.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC.(10)
10.27		Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007.(12)
10.28		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10.29		Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10.30		Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York.(14)
21	.1#	Subsidiaries of Registrant.
23	.1#	Consent of Eisner LLP
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.

By:	/s/ Joseph V. Gulfo, M.D.
Joseph V. Gulfo, M.D.
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

/s/ Breaux Castleman Breaux Castleman	Chairman of the Board of Directors	March 12, 2008

/s/ Sidney Braginsky Sidney Braginsky	Director	March 12, 2008

/s/ George C. Chryssis George C. Chryssis	Director	March 12, 2008

/s/ Martin D. Cleary Martin D. Cleary	Director	March 12, 2008

/s/ Dan W. Lufkin Dan W. Lufkin	Director	March 12, 2008

/s/ Gerald Wagner, PhD. Gerald Wagner, PhD.	Director	March 12, 2008