Form 10-Q
period 2008-03-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2008-05-08
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☑ ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 1, 2008, 15,401,882 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$15,900,246	$19,196,589
Marketable securities	1,282,418	1,719,905
Prepaid expenses and other current assets	213,178	411,554

Total Current Assets	17,395,842	21,328,048
Property and equipment, net	788,085	616,110
Patents and trademarks, net	112,176	118,138
Other assets	45,876	45,876

Total Assets	$18,341,979	$22,108,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$717,977	$567,987
Accrued expenses (includes related parties of $10,000 as of March 31, 2008 and as of December 31, 2007)	930,105	674,711
Deferred income	67,509	74,946
Other current liabilities	23,055	18,804

Total Current Liabilities	1,738,646	1,336,448

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Preferred stock — $0.10 par value; authorized 10,000,000 shares; issued and outstanding: none at March 31, 2008 and at December 31, 2007
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 15,401,882 shares at March 31, 2008 and at December 31, 2007	15,402	15,402
Additional paid-in capital	64,042,496	63,930,689
Other comprehensive loss	(15,504)	(12,136)
Accumulated deficit	(47,439,061)	(43,162,231)

Stockholders’ Equity	16,603,333	20,771,724

Total Liabilities and Stockholders’ Equity	$18,341,979	$22,108,172

*	Derived from the audited balance sheet as of December 31, 2007
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2007
Operating expenses:
Research and development	$3,045,093	$1,953,368
General and administrative	1,439,795	1,311,190

Operating loss	(4,484,888)	(3,264,558)

Interest income	181,972	271,025
Other income	26,086	—

Net loss	$(4,276,830)	$(2,993,533)

Basic and diluted net loss per common share	$(0.28)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	15,401,882	13,369,305

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,276,830)	$(2,993,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,479	48,898
Noncash compensation and amortization of deferred compensation	111,807	126,633
Common stock options issued for consulting fees	—	139,703
Amortization of discount on marketable securities	(285)	—
Amortization of unearned interest income — discontinued operations	—	(6,122)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	198,376	87,665
Increase (decrease) in accounts payable and accrued expenses	405,384	(104,876)
Decrease in deferred income	(7,437)	—
Increase (decrease) in other current liabilities	4,251	(583)

Net cash used in operating activities	(3,499,255)	(2,702,215)

Cash flows from investing activities:
Patent costs	—	(22,242)
Purchases of property and equipment	(231,492)	(143,542)
Sales of marketable securities	434,404	—

Net cash provided by (used in) investing activities	202,912	(165,784)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	85,305

Net cash provided by financing activities	—	85,305

Net decrease in cash and cash equivalents	(3,296,343)	(2,782,694)
Cash and cash equivalents at beginning of period	19,196,589	20,939,527

Cash and cash equivalents at end of period	$15,900,246	$18,156,833

Supplemental Schedule of Noncash Investing and Financing Activities
Unrealized loss on marketable securities	3,368	—
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (“EOS” or the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced at the end of January 2007 and is continuing into the second quarter of 2008. If the pivotal trial and FDA approval process proceeds as anticipated, management believes that PMA approval could come as early as the second half of 2008.
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
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005 and two private placements: one that closed in November 2006, and a second that closed in August 2007 (refer to Note 10 for further details). Management believes that the proceeds from these transactions will permit the Company to fund anticipated levels of operations into second quarter 2009. However, the Company will require additional funds to commercialize MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and intellectual property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and reliance on third party manufacturing organizations.
The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

2. MARKETABLE SECURITIES
The Company’s marketable securities are debt securities primarily consisting of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of March 31, 2008, marketable securities consisted of:

	March 31, 2008
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$1,282	$(16)
The Company evaluates declines in the fair value of its investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended March 31, 2008, comprehensive loss was $4,280 which includes a net loss of $4,277 and an unrealized loss on available-for-sale marketable securities of $3. The Company did not hold any marketable securities for the three months ended March 31, 2007. Hence, the comprehensive loss was the same as the net loss for the three months ended March 31, 2007.
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
5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the

Company’s financial statements. The provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for the Company on January, 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s financial statements.
6. RECENT ACCOUNTING DEVELOPMENTS
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not currently have any derivative instruments.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB SFAS No. 141, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
7. NET LOSS PER COMMON SHARE
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

	March 31,
	2008	2007
Common stock options	1,919,584	1,605,565
Warrants	1,126,886	626,845

Total	3,046,470	2,232,410

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
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three month periods ended March 31, 2007 and 2008 includes: (1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance-based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
The compensation expense recognized in the Statement of Operations in the first quarters of 2008 and 2007 for stock options and restricted stock awards amounted to $112 (of which $33 relates to development milestones) and $266 (of which $194 relates to development milestones), respectively. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2008 and 2007 were $0 and $85, respectively.
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the three Months	For the three Months
	Ended March 31, 2008	Ended March 31, 2007
Expected life	5 years	not applicable
Expected volatility	60%	not applicable
Risk-free interest rate	2.95%	not applicable
Dividend yield	0%	not applicable
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded options and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected divided yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
Stock awards under the Company’s current plans are granted at prices which are no less than the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan (“2005 Plan”) are generally time-based or performance-based options, and vesting varies accordingly. Options under this plan expire five years from the date of grant.

Since the Company adopted the 2005 Plan, the Company has ceased granting awards under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Stock Incentive Plan (“2003 Plan”) in connection with a formula-based option granted to the Company’s CEO, Dr. Joseph Gulfo. The number of shares under this option is equal to that number of shares of the Company’s common stock equal to four percent of the Company’s fully diluted capital stock at the time of FDA approval of MelaFind® minus the 81,753 underlying shares of two previous options granted to Dr. Gulfo. Based on 18,448,352 shares outstanding (on a fully-diluted basis) as of March 31, 2008, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s third stock option is 656,181. This third stock option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®.
The status of the Company’s stock option plans at March 31, 2008 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2007	1,812,084	$2.96	3.5	—
Granted	110,104	$4.24	4.1	—
Exercised	—	—	—	—
Forfeited or expired	(2,604)	$6.82	—	—

Outstanding at March 31, 2008	1,919,584	$3.02	3.3	$6,006

Vested and exercisable at March 31, 2008	627,401	$3.56	3.2	$1,612

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	927,934	1.4 years	$.46	171,753	$.46
$.47-$1.00	119,648	4.1 years	$1.00	119,648	$1.00
$1.01-$7.75	872,002	3.6 years	$6.03	336,000	$6.06

$.01-$7.75	1,919,584	3.4 years	$3.02	627,401	$3.56

During the three months ended March 31, 2008 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.42. During the same three month period ended March 31, 2007 there were no options granted. There were no options exercised in the first quarter of 2008. For the three months ended March 31, 2007, the total intrinsic value of options exercised was $441.
As of March 31, 2008, of the total 1,919,584 options outstanding, 1,292,183 have not vested. Of this total unvested amount, 1,158,583 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. As of March 31, 2008, there was $3,011,760 of total unrecognized compensation cost related to unvested options.
As of March 31, 2008, there were 845,151 shares available for future grants under the Company’s 2005 Stock Incentive Plan. In addition, 188,378 shares are reserved under the 2003 Stock Incentive Plan for future allocation to Dr. Gulfo in accordance with the provisions of his formula-based stock option.

9. COMMITMENTS AND CONTINGENCIES
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2008	2009	2010	2011
$ 240	$256	$186	$16
On March 28, 2007, the Company announced the signing of an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program. During the three months ended March 31, 2008, the Company earned $10 from L’Oreal as other income to offset expenses incurred by EOS under the Feasibility Program. No amounts were billed during the three months ended March 31, 2007.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which will be used in the Company’s pivotal clinical trial. The Company expects this work to take place throughout 2008.
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce imaging devices for the Company to be utilized in the Company’s pivotal trial and data collection sites in the United States and Europe. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with development activities throughout 2008.
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2008. Effective March 1, 2008, the Board of Directors increased Dr. Gulfo’s annual base salary to $280 and awarded him a bonus of $65.
The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
10. PRIVATE PLACEMENTS
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. The private placement closed November 3, 2006.
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
Pursuant to the terms of the registration rights agreements, the Company filed resale registration statements covering the shares in both private placements, including the shares issuable upon exercise of the warrants, with the SEC. In the unlikely event that the Company fails to meet certain deadlines, as described in the registration rights agreements, the holders would be entitled to certain monetary damages. However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Forms S-3 were declared effective by the SEC (file #333-139056 and file #333-145740) on February 12, 2007 and September 11, 2007, respectively.
11. WARRANTS
Warrants outstanding at March 31, 2008 include a five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 54,988 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share, which became exercisable commencing October 28, 2006, and have a five-year term.
Additionally, as previously discussed, in connection with the Company’s two private placement financings the following warrants have been granted and remain outstanding as of March 31, 2008:
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
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 in each of the three month periods ending March 31, 2008 and 2007. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.

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
This consulting agreement automatically renewed effective June 1, 2007 for an additional one-year term, and continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The Company made payments to Dr. Friedman totaling $12.5 for the three month period ending March 31, 2008. No payments were made to Dr. Friedman for the same period a year earlier.
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
In addition, in connection with the start of the Company’s pivotal clinical trial at the end of January 2007, Dr. Wagner transitioned out of his role as the Company’s Acting Chief Operating Officer and has entered into an amended consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $9.4 in the three month period ended March 31, 2008 compared to $20 for the same period a year earlier.
13. SALE AND LICENSING OF DISCONTINUED OPERATIONS
In April 2005, the Company decided to discontinue all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business were excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business were classified as held for sale. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500. The second $500 payment was received on July 20, 2007. Beginning in 2008 or earlier, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum.

During the year ended December 31, 2007, the Company recorded $28 as the balance of the gain on the sale and licensing of its remaining DIFOTI® assets, $781 of the gain had been recorded in the year ended December 31, 2006. Royalties will be recorded when earned.
14. SUBSEQUENT EVENT
Effective as of May 1, 2008, Jon Klippel, Vice President, Marketing Operations, left the employ of the Company. In connection with Mr. Klippel’s separation from the Company, the Company entered into a letter agreement dated May 1, 2008 regarding the terms of his separation (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Klippel will receive salary continuation of $70,000, $5,000 worth of outplacement services and payment for any accrued but unpaid vacation. In addition, Mr. Klippel is entitled to exercise his stock option, granted to him on December 17, 2004, to purchase up to 45,000 shares of the Company’s common stock for a period of ninety days following May 1, 2008.

ITEM 2.
ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our Financial Statements and Notes to Financial Statements and with our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for periods discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005 in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed a sales and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and has made a second payment to us on July 20, 2007. KaVo will pay us an annual royalty based on the number of systems sold or a set minimum per calendar year following their commercial re-launch of DIFOTI®. With the completion of this transaction we do not have any significant continuing responsibility for the DIFOTI® business.
Unless otherwise indicated, the following discussion relates to our continuing operations.
Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of the pivotal trial, that began at the end of January 2007 and is continuing into the second quarter of 2008. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of March 31, 2008, we had an accumulated deficit of $47.4 million. We expect to continue to spend significant amounts on the development of MelaFind®.
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
This transaction closed August 3, 2007.
We believe that the proceeds from these three transactions will be sufficient to fund our anticipated level of operations into second quarter 2009. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.
Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
Our research and development expenses incurred for the three months ended March 31, 2008 were expenses related primarily to the development of MelaFind®. We expect to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. We also continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently producing additional MelaFind® systems for other clinical studies of MelaFind®. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
General and administrative expenses consist primarily of salaries and related expenses, general corporate activities and certain costs associated with our efforts to obtain PMA approval for MelaFind® and toward development of a commercial infrastructure to market and sell MelaFind®. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business. We expect selling, general and administrative expenses to increase as we develop our sales and marketing capabilities to support placing MelaFind® in selected markets.
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
Stock-Based Compensation and Deferred Compensation
Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.
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
We have also granted to certain employees stock options that vest with the attainment of milestones not under the Company’s control. Upon the attainment of the relevant milestones, there could be a significant compensation charge based on the fair value of such options.
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). For equity instruments that are not immediately vested, compensation costs are measured on the date such instruments vest or a performance commitment is reached, as defined in EITF 96-18. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.
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
Results of Operations (in thousands)
As we work on developing MelaFind®, we continue to spend a majority of our time and money in research and development related activities. Our overall research and development spending during the first three months of 2008 increased significantly as compared to our research and development spending during the first three months of 2007. Generally this increase is attributable to the costs associated with our pivotal clinical trial and related activity. For the three months ended March 31, 2008, we had fourteen active sites (including training sites) while during the first quarter of 2007 we had just begun clinical trial operations. However, our general and administrative spending during the first three months of 2008 has remained relatively consistent with the first three months of 2007. As we work towards completing our pivotal clinical trial and the commercial launch of MelaFind®, our costs will continue to increase.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Research and Development Expense
Research and development expense for the three months ended March 31, 2008 was $3,045 as compared to $1,953 for the three months ended March 31, 2007. The first quarter 2008 Research and Development costs increased $1,092, which was principally attributable to clinical studies costs which were $712 higher than the expenses incurred during the first quarter of 2007 when the pivotal clinical trial was just commencing. As the pivotal clinical trial nears completion, clinical studies activities have significantly increased which is reflected in the increased associated costs.
Product development costs, which are a component of Research and Development costs, were up $275 which primarily reflects consulting costs which increased by $288, and associated costs which decreased slightly, in the first three months of 2008 compared to the same period a year earlier. The development activities are focused on increasing manufacturing capacity as we move toward MelaFind® commercialization and product launch.
General and Administrative Expense
General and Administrative expense for the three months ended March 31, 2008 was $1,440 as compared to $1,311 for the three months ended March 31, 2007. The increase of $129 was the result of $158 of performance bonuses awarded in March of 2008, with the balance of General and Administrative costs showing a slight decrease quarter to quarter. In 2007, performance bonuses were accrued and paid during the second quarter.
Interest Income/Expense
Interest income for the three months ended March 31, 2008 was $182 as compared to $271 for the comparable period a year earlier. The decrease is primarily related to the lower interest rates available for investment of our cash balances, which rates were lower in 2008 than in 2007.

Other income
During the three months ended March 31, 2008, the Company earned $26 in other income including $10 from L’Oreal as an offset to expenses the Company incurred under our joint Feasibility Program, and $10 from Kavo for product support of the discontinued dental product line the Company sold to Kavo in 2006. There were no monies received as other income during the first three months of 2007.
Deferred income
During the three months ended March 31, 2008, deferred income decreased $7. $10 of billing to L’Oreal in 2007 was earned during the quarter and $3 of billings to Kavo during the quarter remain unearned at March 31, 2008. There was no deferred income recorded during the three months ended March 31, 2007.
Liquidity and Capital Resources
Prior to our initial public offering, we financed our operations primarily through the use of working capital from private placements of equity securities and by applying for and obtaining a series of National Institute of Health Small Business Innovative Research grants and similar grants.
In October and November of 2005, we sold a total of 4,262,300 shares of common stock in an initial public offering that resulted in approximately $17.7 million in net proceeds.
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
As of March 31, 2008, we had $17.2 million in cash, cash equivalents and marketable securities as compared to $20.9 million at December 31, 2007 for a decrease of approximately $3.7 million. The decrease was a result of the approximately $4.3 million loss from first quarter operations, $(0.8) million net effect of changes in accrual balances and non-cash expenditures, and $0.2 million cash provided by investing activities.
Our cash and cash equivalents at March 31, 2008 are liquid investments in money market funds, government bonds, commercial paper and certificates of deposit with a commercial bank.
Cash Flows from Operating Activities
Net cash used in operations was $3,499 for the three months ended March 31, 2008. For the corresponding period in 2007, net cash used in operations was $2,702. Cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities
For the three months ended March 31, 2008, net cash provided by our investing activities was $203 and was principally related to the redemption of marketable securities offset by the purchase of manufacturing related equipment in support of MelaFind®. For the corresponding period in 2007, net cash used by our investing activities was $166 that was principally related to the purchase of property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2008, there was no cash provided by nor used in financing activities. For the three months ended March 31, 2007, net cash provided by financing activities was $85 and reflects proceeds from the sale of common stock upon the exercise of options.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2008, we had an accumulated deficit of $47.4 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our clinical development team and corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind® we will need to obtain additional funding. We believe that our current cash and cash equivalents and interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures and allow us to continue planned operations into second quarter 2009.
Existing cash and cash generated from our November 2006 and August 2007 financings and our 2005 initial public offering may not be sufficient to satisfy the liquidity requirements necessary to commercially launch MelaFind® or to develop additional products. We will seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research and development and commercialization activities, which could harm our business.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$698	$322	$376	$—	$—
The indicated operating leases are non-cancelable operating leases for space expiring June 2009 and January 2011. The lease on 5,000 square feet of office and laboratory space expires in June 2009. The lease on 2,800 square feet of office space and the lease for an additional 2,500 square feet of office space adjacent to our existing laboratory location expire January 2011.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. which became effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for MelaFind® at the end of January 2007. As Dr. Wagner is a consultant to the Company, we utilize EITF 96-18 to account for this grant. As the pivotal clinical trial began at the end of January 2007, the Company recognized $140 in compensation expense for this grant.
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
Recently Adopted Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our financial statements.
Recent Accounting Developments
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. We believe that the adoption of SFAS 161 will not have a material impact on our financial statement disclosures since we do not currently have any derivative instruments.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This statement replaces FASB SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe the adoption of this pronouncement will not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this statement amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before this statement was issued. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe the adoption of this pronouncement will not have a material impact on the our financial statements.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the average effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2007. In addition, the following risk factors have changed during the three months ended March 31, 2008:
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
The final training of the classifier is required to be completed before the classifier is utilized as described above. Accordingly, the classifier must be ready for final training when the data from the pivotal trial become available. To date, there are over 400 melanoma lesions in the training database. The current classifier has been trained on 221 of these melanoma lesions. Our schedule for the acquisition of these lesions is based upon the projected numbers of imaging devices to be located at participating sites, the projected productivity of those sites in terms of melanomas and other lesions biopsied per month, and the projected efficiency of the study pathologists in classifying the lesion slides presented for histological analysis (the microscopic examination of excised or biopsied tissue specimens) and reporting their results. If we are unable to produce and maintain a sufficient number of imaging devices at participating sites, if the clinicians do not maintain sufficient productivity, or if the pathologists do not produce reports with sufficient efficiency, then our ability to maintain our schedule will be adversely affected, the conclusion of the pivotal trial may be delayed, and the submission of the completed PMA will be delayed.
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
We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months ended March 31, 2008 was approximately $4.3 million, and as of March 31, 2008, we had an accumulated deficit of approximately $47.4 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of March 31, 2008, we had $15.9 million in cash and cash equivalents and $1.3 million in marketable securities. Our operations have consumed substantial amounts of cash for each of the last eight years. We currently believe that our available cash and cash equivalents, including the proceeds from our November 2006 and August 2007 financings and our 2005 initial public offering, will be sufficient to fund our anticipated levels of operations into second quarter 2009. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development, including conducting the pivotal clinical trial for MelaFind®. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization of MelaFind®, and we will need additional funds to achieve significant commercialization of MelaFind®. Any additional financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and March 31, 2008, our stock price has ranged from $3.84 to $8.92 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
As of March 31, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 43.1% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
The proceeds from this financing will be used for general corporate purposes including research and development activities.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
Item 5. Other Information
     (a) Not applicable
     (b) Not applicable

Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

Exhibit
Number	Exhibit Title

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

10.28	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.29	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.30	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.31*	Employment Offer Letter, dated February 11, 2008, between the Registrant and Tina Cheng-Avery.(14)

10.32*	Separation Agreement dated May 1, 2008, between the Registrant and Jon I. Klippel. (15)

Exhibit
Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2008.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.