Form 10-Q
period 2008-06-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2008-08-08
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 7, 2008, 17,551,745 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$11,762,975	$19,196,589
Marketable securities	893,854	1,719,905
Prepaid expenses and other current assets	152,234	411,554

Total Current Assets	12,809,063	21,328,048
Property and equipment, net	761,652	616,110
Patents and trademarks, net	106,420	118,138
Other assets	45,876	45,876

Total Assets	$13,723,011	$22,108,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$884,615	$567,987
Accrued expenses (includes related parties of $15,000 as of June 30, 2008 and $10,000 as of December 31, 2007)	1,034,634	674,711
Deferred income	25,238	74,946
Other current liabilities	21,935	18,804

Total Current Liabilities	1,966,422	1,336,448

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; none issued and outstanding at June 30, 2008 and at December 31, 2007
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 15,418,294 shares at June 30, 2008 and 15,401,882 at December 31, 2007	15,418	15,402
Additional paid-in capital	64,134,904	63,930,689
Other comprehensive loss	(3,401)	(12,136)
Accumulated deficit	(52,390,332)	(43,162,231)

Stockholders’ Equity	11,756,589	20,771,724

Total Liabilities and Stockholders’ Equity	$13,723,011	$22,108,172

*	Derived from the audited balance sheet as of December 31, 2007
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$3,623,990	$1,885,691	$6,669,083	$3,839,059
General and administrative	1,474,679	1,439,172	2,914,474	2,750,362

Operating loss	(5,098,669)	(3,324,863)	(9,583,557)	(6,589,421)
Interest income	92,626	228,184	274,598	499,209
Other income	54,772		80,858

Net loss	(4,951,271)	$(3,096,679)	(9,228,101)	$(6,090,212)

Basic and diluted net loss per common share	$(0.32)	$(0.23)	$(0.60)	$(0.46)

Basic and diluted weighted average number of common shares outstanding	15,407,137	13,398,814	15,404,510	13,384,141

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,228,101)	$(6,090,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,309	104,241
Noncash compensation	179,575	239,751
Common stock options issued for consulting fees		139,703
Amortization of unearned interest income — discontinued operations		(12,320)
Amortization of discount on marketable securities	882
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	259,320	122,066
Decrease in deferred income	(49,708)
Increase (decrease) in accounts payable and accrued expenses	676,551	(246,386)
Increase (decrease) in other current liabilities	3,131	(4,650)

Net cash used in operating activities	(8,014,041)	(5,747,807)

Cash flows from investing activities:
Patent costs		(39,321)
Purchases of property and equipment	(278,133)	(191,162)
Sale of marketable securities	833,904

Net provided by (cash used) in investing activities	555,771	(230,483)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,070	114,527
Proceeds from exercise of stock warrants	10,586

Net cash provided by financing activities	24,656	114,527

Net decrease in cash and cash equivalents	(7,433,614)	(5,863,763)
Cash and cash equivalents at beginning of period	19,196,589	20,939,527

Cash and cash equivalents at end of period	$11,762,975	$15,075,764

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (“EOS” or the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The pivotal clinical trial commenced at the end of January 2007 and continues into the third quarter of 2008. At the end of July 2008, we completed the accrual phase of the pivotal trial; follow-up and data analysis is ongoing. The results of the trial are expected to be available in the fourth quarter. If the pivotal trial results and FDA approval process proceed as anticipated, management believes that PMA approval could come as early as the middle of 2009.
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
As of June 30, 2008, total cash, cash equivalents and marketable securities were $12.7 million. On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The Securities and Exchange Commission (“SEC”) declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a public offering of approximately $11.9 million for 2,088,451 common shares ($11 million approximate net proceeds to the Company) on July 31, 2008 (see Note 14). Management anticipates that the proceeds from this offering combined with existing cash balances will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
2. MARKETABLE SECURITIES
The Company’s marketable securities consist of corporate debt securities and government bonds with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of June 30, 2008, marketable securities consisted of:

	June 30, 2008
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$794	$(3)
Government securities	100

	$894	(3)

The Company evaluates declines in the fair value of its investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended June 30, 2008, comprehensive loss was $4,939 which includes a net loss of $4,951 and an unrealized gain on available-for-sale marketable securities of $12. For the six months ended June 30, 2008, comprehensive loss was $9,219 which includes a net loss of $9,228 and an unrealized gain on available-for-sale marketable securities of $9. The Company did not hold any marketable securities in the six months ended June 30, 2007. Hence, the comprehensive loss was the same as the net loss for the three and six months ended June 30, 2007.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement relating to financial assets is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. The provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for the Company on January, 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s financial statements.
6. RECENT ACCOUNTING DEVELOPMENTS
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not currently have any derivative instruments.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB SFAS No. 141, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
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

	June 30,
	2008	2007
Common stock options	1,901,660	1,674,326
Warrants	1,124,544	626,845

Total	3,026,204	2,301,171

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
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three and six month periods ended June 30, 2008 and 2007 includes: (1) amortization related to the remaining unamortized portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance-based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
The compensation expense recognized in the Statement of Operations in the second quarter of 2008 and 2007 for stock options and restricted stock awards amounted to $68 (of which $20 relates to development milestones) and $113 (of which $36 relates to development milestones), respectively. For the six months ended June 30, 2008 and 2007, compensation expense totaled $180 (of which $53 relates to development milestones) and $379 (of which $91 relates to development milestones), respectively. Cash received from options exercised under all share-based payment arrangements for the three months ended June 30, 2008 and 2007 were $14 and $29, respectively, and for the sixth month periods ended June 30, 2008 and 2007, $14 and $115, respectively.

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Six Months	For the Six Months
	Ended June 30, 2008	Ended June 30, 2007
Expected life	5 years	5 years
Expected volatility	60%	60%
Risk-free interest rate	2.95–3.72%	4.54–5.02%
Dividend yield	0%	0%
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from other publicly-traded stock established at the time of our IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected divided yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
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
The status of the Company’s stock option plans at June 30, 2008 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2007	1,812,084	$2.96	3.5	—
Granted	127,083	$4.61	3.7	—
Exercised	(14,070)	1.00	—	—
Forfeited or expired	(23,437)	$2.54	—	—

Outstanding at June 30, 2008	1,901,660	$3.09	3.2	$8,702

Vested and exercisable at June 30, 2008	633,056	$3.70	3.0	$2,512

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01–$.46	912,780	1.2 years	$.46	171,753	$.46
$.47–$1.00	105,578	3.8 years	$1.00	105,578	$1.00
$1.01–$7.75	883,302	3.4 years	$6.05	355,725	$6.06

$.01–$7.75	1,901,660	3.2 years	$3.09	633,056	$3.70

During the three months and six months ended June 30, 2008, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.04 and $2.63, respectively. For both the three and six month periods ended June 30, 2007, the weighted average fair value of options granted was $2.86. For the three and six months ended June 30, 2008, the total intrinsic value of options exercised was $118. For the three and six months ended June 30, 2007, the total intrinsic value of options exercised was $117 and $558 respectively.

As of June 30, 2008, of the total 1,901,660 options outstanding, 1,268,604 have not vested. Of this total unvested amount, 1,140,429 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 18,444,498 shares outstanding (on a fully-diluted basis) as of June 30, 2008, and assuming such shares remain the total number of shares outstanding on the date we receive PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s formula-based stock option is 656,027. This formula-based option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®. As of June 30, 2008, there was $2,990 of total unrecognized compensation cost related to unvested options to be recognized over period to be determined by milestones.
As of June 30, 2008, there were 833,851 shares available for future grants under the Company’s 2005 Stock Incentive Plan. In addition, 203,532 shares are reserved under the 2003 Stock Incentive Plan for future allocation to Dr. Gulfo in accordance with the provisions of his formula-based stock option.
9. COMMITMENTS AND CONTINGENCIES
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2008	2009	2010	2011
$ 161	$256	$186	$16
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expires on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program. During the three and six months ended June 30, 2008, the Company earned $42 and $52, respectively from L’Oreal as other income to offset expenses incurred by EOS under the Feasibility Program. No amounts were earned during the three and six months ended June 30, 2007.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting services for the MelaFind® units which have been used in the Company’s pivotal clinical trial. The Company expects Carl Zeiss Jena GmbH to continue to supply lenses and assemblies throughout 2008.
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. Under the agreement, ASKION is to produce imaging devices for the Company to be utilized in the Company’s pivotal trial and data collection sites in the United States and Europe. The Company is required to make payments to ASKION upon delivery of the MelaFind® systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with production and development activities throughout 2008.
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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935) (See Note 14).
11. WARRANTS
Warrants outstanding at June 30, 2008 include a five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 52,646 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s initial public offering which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share, which became exercisable commencing October 28, 2006, and have a five-year term.

Additionally, as previously discussed, in connection with the Company’s two private placement financings the following warrants have been granted and remain outstanding as of June 30, 2008:
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
Cash received from warrants exercised for the both the three months and six months ended June 30, 2008 and 2007 were $11 and $0, respectively.
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 in each of the three month periods ending June 30, 2008 and 2007 and $12 in each of the six month periods ending June 30, 2008 and 2007. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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
Consulting Agreement with Robert Friedman, M.D.
The Company has retained the services of Robert Friedman, M.D. as a consultant, medical advisor to the Company’s Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman is being paid at a rate of $5 per day.
This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made payments to Dr. Friedman totaling $15 for the three month period ending June 30, 2008. Payments of $27.5 were made to Dr. Friedman in the six months ending June 30, 2008. The Company paid Dr. Friedman $12 for the three and six month periods ending June 30, 2007.

Consulting Agreement with Gerald Wagner, Ph.D.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for Melafind® in January 2007. The Company recorded a $140 charge to operations during the six months ended June 30, 2007.
In addition, in connection with the start of the Company’s pivotal clinical trial at the end of January 2007, Dr. Wagner transitioned out of his role as the Company’s Acting Chief Operating Officer and has entered into an amended consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner will be paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $17.5 in the three month period ended June 30, 2008 compared to $7.5 for the same period a year earlier. For the six month period ending June 30, 2008 and 2007, the Company paid Dr. Wagner $25 and $30, respectively.
13. SALE AND LICENSING OF DISCONTINUED OPERATIONS
In April 2005, the Company decided to discontinue all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business were excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business were classified as held for sale. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500. The second $500 payment was received on July 20, 2007. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the year ended December 31, 2007, the Company recorded $28 as the balance of the gain on the sale and licensing of its remaining DIFOTI® assets, $781 of the gain had been recorded in the year ended December 31, 2006. Royalties will be recorded when earned.
14. SUBSEQUENT EVENTS
The MelaFind® pivotal clinical trial commenced at the end of January 2007 and continues into the third quarter of 2008. At the end of July 2008, we completed the accrual phase of the pivotal trial; follow-up and data analysis is ongoing.
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a public offering of $11.9 million for 2,088,451 common shares ($11 million approximate net proceeds to the Company) on July 31, 2008. Management anticipates that the proceeds from this offering combined with existing cash balances will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. The sale closed August 8, 2008.

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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue. We discontinued all operations associated with our DIFOTI® product effective as of April 5, 2005 in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006, we announced that we had signed a sales and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us on July 20, 2007. Beginning in the second half of 2008, KaVo is required to pay us an annual royalty based on the number of systems sold or a set minimum per calendar year following their commercial re-launch of DIFOTI®. With the completion of this transaction, we do not have any significant continuing responsibility for the DIFOTI® business.
Unless otherwise indicated, the following discussion relates to our continuing operations.
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of June 30, 2008, we had an accumulated deficit of $52.4 million. We expect to continue to spend significant amounts on the development of MelaFind®.
Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of activities and approvals. At the end of July 2008 we completed the accrual phase of the pivotal trial; follow-up and data analysis is ongoing. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
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
Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials, activities related to regulatory filings, and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments.
As of June 30, 2008, total cash, cash equivalents and marketable securities were $12.7 million. On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a public offering of approximately $11.9 million for 2,088,451 common shares ($11 million approximate net proceeds to the Company) on July 31, 2008. Management anticipates that the proceeds from this offering combined with existing cash balances will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
Our cash and cash equivalents at June 30, 2008 are liquid investments in money market funds and deposits with a commercial bank.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2008, we had an accumulated deficit of $52.4 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.

If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research and development and commercialization activities, which could harm our business.
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
Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of June 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1–3 years	4–5 years	5 years
Operating leases	$619	$326	$293	$—	$—
The indicated operating leases are non-cancelable operating leases for space expiring June 2009 and January 2011. The lease on 5,000 square feet of office and laboratory space expires in June 2009. The lease on 2,800 square feet of office space and the lease for an additional 2,500 square feet of office space adjacent to our existing laboratory location expire January 2011.
Results of Operations (in thousands)
Through the first six months of 2008, the Company continued the development of the MelaFind® system, intensified the data accrual activity of the pivotal clinical trial started in 2007, addressed the requirements of the FDA quality service regulation, and initiated the development of processes and equipment to allow for the efficient manufacturing of MelaFind® in quantities necessary for commercialization. Even with the completion of the data accrual phase of the pivotal clinical trial at the end of July 2008, as we move toward PMA submission and the commercial launch of MelaFind® our overall costs will likely continue to rise due to increases in quality, technical support, and marketing activities.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Research and Development Expense
Research and development expense increased 92% for the three month period ended June 30, 2008 compared to the same period ended June 30, 2007. These cost increases were principally attributable to:
•	product development — greater use was made of design consultants in 2008 than in 2007.
•	clinical studies costs — in 2008 the number of study sites was increased over the number in 2007 when the pivotal clinical trial was just commencing. Additionally, activity in the collection and confirmation of data was intensified both through use of consultants and the hiring of additional in-house clinical personnel.
•	quality and regulatory — as we moved closer to PMA submission, we made use of consultants and added in-house personnel to address the requirements of the FDA quality service regulation.
•	development activities — we focused on processes and equipment to increase manufacturing capacity as we move toward MelaFind® commercialization and product launch. Extensive work was done on developing process instructions, targets, molds and fixtures to increase the manufacturing through-put capability of MelaFind® manufacturing.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and toward development of a commercial infrastructure to market and sell MelaFind®.
General and Administrative expense for the three months ended June 30, 2008 increased 3% as compared to the same period ended June 30, 2007. This increase is reflective of year-to-year compensation level adjustments and the additional rent following expansion of our leased space in August of 2007. Marketing activities towards MelaFind® product launch and technical support capabilities for systems to be placed in doctor’s offices were slowed during the quarter as the pivotal clinical trial continued through the period.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Research and Development Expense
Research and development expense increased 74% for the six month period ended June 30, 2008 compared to the same period ended June 30, 2007, attributable to activities consistent with that described for the three month period above. The percentage increase was less over the full six month period as the intensified clinical studies and manufacturing process activities began late in the first quarter of 2008.
We continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently producing additional MelaFind® systems for other clinical studies of MelaFind®. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2008 increased 6% as compared to the same period ended June 30, 2007. This increase is reflective of year-to-year compensation level adjustments and the additional rent following the expansion of our leased space in August of 2007. In the second half of 2008, proposed new marketing activities toward MelaFind® product launch and technical support capabilities for systems to be placed in doctor’s offices could increase the level of general and administrative costs.

Interest Income/Expense
Interest income for the three and six months ended June 30, 2008 was 59% and 45% lower than the comparable periods in 2007. The decrease is primarily related to the lower interest rates available for investment of our cash balances as well our average cash balance being $1.8 and $1.2 million lower for the three months and six months ended June 30, 2008, respectively, compared to the same periods a year earlier.
Other Income
During the three and six month periods ended June 30, 2008, the Company’s other income included $42 and $52 respectively from L’Oreal as an offset to expenses the Company incurred under our joint feasibility program, and $13 and $23 respectively from Kavo for product support of the discontinued dental product line the Company sold to Kavo in 2006. There was no other income earned during the first six months of 2007.
Deferred Income
As of June 30, 2008, deferred income was $25, which included $22 received from L’Oreal which has not yet been earned as expense offset to our joint feasibility study, and $3 billed to Kavo but not yet earned under our product support agreement. There was no deferred income recorded during the six months ended June 30, 2007.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

The Company adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options in 2007 and 2008 includes: (1) quarterly amortization related to the remaining unamortized portion of all stock option awards granted prior to January 1, 2006, over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (2) quarterly amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
Cash Flows from Operating Activities
Net cash used in operations was $8,014 for the six months ended June 30, 2008. For the corresponding period in 2007, net cash used in operations was $5,748. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities
For the six months ended June 30, 2008, net cash provided by our investing activities was $556 and was principally related to the redemption of marketable securities offset by the purchase of information technology and manufacturing capabilities related equipment in support of MelaFind®. For the corresponding period in 2007, net cash used by our investing activities was $230 that was principally related to the purchase of property and equipment and patent application related costs.
Cash Flows from Financing Activities
For the six months ended June 30, 2008, net cash provided by financing activities was $25 and reflects proceeds from the sale of common stock upon the exercise of options and warrants. For the six months ended June 30, 2007, net cash provided by financing activities was $115 and reflects proceeds from the sale of common stock upon the exercise of options.
Related Party Transactions
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D. which became effective as of April 1, 2006. In connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal clinical trial for MelaFind® at the end of January 2007. As Dr. Wagner is a consultant to the Company, we utilize EITF 96-18 to account for this grant. As the pivotal clinical trial began at the end of January 2007, the Company recognized $140 in compensation expense for this grant.
In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The Company recorded a $162 compensation charge during the first quarter ended June 30, 2006.
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

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the average effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2007. In addition, the following risk factors have changed during the six months ended June 30, 2008:
We currently do not have, and may never develop, any commercialized products.
We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last six years in developing MelaFind®. MelaFind® will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any significant revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

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
We do not expect to be able to commercialize MelaFind® before the middle of 2009. If we are unable to develop, obtain regulatory approval for or successfully commercialize MelaFind®, we will be unable to generate revenue.
Risk of delay in product development.
We could encounter delays in our pivotal clinical trial or in obtaining PMA approval because of a number of factors. We will require the receipt of all information specified in our Protocol Agreement on the required number of melanomas before the pivotal clinical trial can be concluded. The MelaFind® classifier will then be utilized to evaluate the lesions acquired during the pivotal trial, and the results will be analyzed to determine if we have achieved the endpoints specified in the Protocol Agreement.
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
To date, the lesion images in the training database have been acquired using first-generation hand-held devices, which also extract data from the lesions that are used by the classifiers. Pre-commercialization hand-held devices have been developed for use in the pivotal clinical trial. If the lesion data obtained with pre-commercialization devices are not consistent with data from the first generation hand-held devices, the classifier will need to be trained solely on lesions imaged using only one or the other generation of hand-held devices. Were this need to arise, significant delay and expense could be incurred, which could jeopardize our ability to complete the development of MelaFind®.

We have not received, and may never receive, FDA approval to market MelaFind®.
We do not have the necessary regulatory approvals to market MelaFind® in the US or in any foreign market. We have not filed, and currently do not have plans to file, for regulatory approval in any foreign market. We plan initially to launch MelaFind®, once approved, in the US. The regulatory approval process for MelaFind® in the US involves, among other things, successfully completing clinical trials and obtaining pre-market approval (PMA) from the FDA. We commenced the PMA application process for MelaFind® by filing a proposed outline for a Modular PMA application (a compilation of well-delineated components submitted separately) on September 30, 2002. The PMA process requires us to prove the safety and effectiveness of MelaFind® to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed. The FDA may never grant approval. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•	MelaFind® may not be safe or effective to the FDA’s satisfaction;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. Before submitting a PMA application, we must successfully complete a pivotal clinical trial to demonstrate that MelaFind® is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process, and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. While we obtained a Protocol Agreement from the FDA, FDA approval of a Protocol Agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. For example, we initiated a clinical trial and encountered several technical problems which required us to refine the MelaFind® system. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. On October 12, 2006, we announced that the FDA had informed us that when submitted the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA application with the FDA, it is placed at the beginning of the FDA’s review queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case.
At the end of July 2008, we completed the accrual phase of the pivotal trial; follow-up and data analysis is ongoing.

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three and six months ended June 30, 2008 was approximately $5 million and $9.2 million, respectively, and as of June 30, 2008, we had an accumulated deficit of approximately $52.4 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of June 30, 2008, we had $11.8 million in cash and cash equivalents and $0.9 million in marketable securities. Our operations have consumed substantial amounts of cash for each of the last eight years. On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a public offering of approximately $11.9 million ($11 million approximate net proceeds to the Company) on July 31, 2008. The proceeds from this offering combined with existing cash balances will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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
The long-term commercial success of MelaFind® in both domestic and international markets will significantly depend on whether third-party coverage and reimbursement are available for services involving MelaFind®. Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of MelaFind®. In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge. Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if MelaFind® or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.
Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the Centers for Medicare and Medicaid Services (“CMS”) determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for MelaFind®, it may undermine the commercial viability of MelaFind®.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and June 30, 2008, our stock price has ranged from $3.84 to $9.99 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
As of June 30, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 41% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
We currently plan to outsource production to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations. Similarly, when we enter into contracts for the third-party manufacture of our devices, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we have developed or are developing relationships will have or sustain the ability to produce the quantities of MelaFind® needed for development or commercial sales, or will be willing to do so at prices that allow MelaFind® to compete successfully in the market.
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
We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind® in the middle of 2009. Assuming that regulatory approval of MelaFind® is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the device. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA Quality System Regulation (“QSR”), may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.
Assuming that MelaFind® is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.
Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to current Good Manufacturing Practices (“cGMP”) requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for MelaFind® and will have to complete such an inspection successfully before we ship any commercial MelaFind® devices. However, we were previously inspected in connection with DIFOTI®, which we have discontinued for business reasons, and were cited for failures to comply fully with QSR mandated procedures. The FDA inspectors observed deficiencies that were documented on FDA Form 483 that was issued to us following the inspection. The DIFOTI® inspectional findings were discussed in a subsequent meeting with the FDA on April 28, 2005. An onsite consultant was hired to address these deficiencies and structure a compliant Quality System for MelaFind®. Throughout 2006 we worked to address the deficiencies noted in accordance with the agreement reached with the FDA. On May 18, 2006, the FDA re-audited the Company’s facility for a follow-up inspection and audited our revised Quality System. No non-conformities or negative observations were reported to the Company. On December 5, 2006 we received correspondence from the FDA that reported “that all previous observations reported on the FDA-483 were corrected, and this firm no longer manufactures or distributes the DIFOTI® 2.0 dental imaging system.” A second follow-up inspection was conducted in May 2008; no deficiencies were cited by the FDA field inspector.

Our director of quality assurance and regulatory affairs continues to work with several regulatory consultants to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimately MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing any concerns it might have relative to MelaFind®, or in our efforts to address any MelaFind® deficiencies that might develop, we could be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
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
The proceeds from this financing are being used for general corporate purposes including research and development activities.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The 2008 Annual Meeting of Stockholders of the Company was held on May 16, 2008.
Our stockholders voted on proposals to elect directors and ratify the selection by the audit committee of our Board of Directors of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
All nominees for election to the Board as Directors were elected to serve until the 2009 Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until such director’s earlier death, resignation or removal. The stockholders also ratified the selection of the independent registered public accounting firm by the audit committee of our Board of Directors. The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Proposal 1	Shares For	Shares Withheld
Election of Directors
Joseph V. Gulfo, MD	11,244,383	112,062
Breaux Castleman	11,086,289	270,156
Sidney Braginsky	11,241,273	115,172
Gorge C. Chryssis	11,244,383	112,062
Martin D. Cleary	11,244,383	112,062
Dan W. Lufkin	11,243,383	113,062
Gerald Wagner, Ph.D.	11,244,383	112,062

Proposal 2	Shares For	Shares Against	Shares Abstaining
Ratification of Eisner LLP	11,329,117	3,391	23,936
Item 5. Other Information
(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

Exhibit
Number	Exhibit Title

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

10.28	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.29	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.30	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.31*	Employment Offer Letter, dated February 11, 2008, between the Registrant and Tina Cheng-Avery.(14)

10.32*	Separation Agreement dated May 1, 2008, between the Registrant and Jon I. Klippel. (15)

10.33	Form of Subscription Agreement between the Registrant and certain investors.(16)

Exhibit
Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2008

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 8, 2008

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