Form 10-Q
period 2008-09-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2008-11-06
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☑   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of November 4, 2008, 17,634,498 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$18,775,788	$19,196,589
Marketable securities	795,276	1,719,905
Prepaid expenses and other current assets	148,482	411,554

Total Current Assets	19,719,546	21,328,048
Property and equipment, net	706,492	616,110
Patents and trademarks, net	100,664	118,138
Other assets	45,876	45,876

Total Assets	$20,572,578	$22,108,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,021,062	$567,987
Accrued expenses (includes related parties of $17,500 as of September 30, 2008 and $10,000 as of December 31, 2007)	906,922	674,711
Deferred income	2,085	74,946
Other current liabilities	27,446	18,804

Total Current Liabilities	1,957,515	1,336,448

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; none issued and outstanding at September 30, 2008 and at December 31, 2007
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 17,551,745 shares at September 30, 2008 and 15,401,882 at December 31, 2007	17,552	15,402
Additional paid-in capital	75,189,654	63,930,689
Accumulated comprehensive loss	(1,899)	(12,136)
Accumulated deficit	(56,590,244)	(43,162,231)

Stockholders’ Equity	18,615,063	20,771,724

Total Liabilities and Stockholders’ Equity	$20,572,578	$22,108,172

*	Derived from the audited balance sheet as of December 31, 2007
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$3,325,122	$1,810,866	$9,994,205	$5,649,925
General and administrative	1,043,111	1,217,993	3,957,585	3,968,355

Operating loss	(4,368,233)	(3,028,859)	(13,951,790)	(9,618,280)
Interest income	105,569	279,523	380,167	778,732
Royalty income	5,000		5,000
Other income	57,752	40,335	138,610	40,335

Net loss	(4,199,912)	$(2,709,001)	(13,428,013)	$(8,799,213)

Basic and diluted net loss per common share	$(0.25)	$(0.18)	$(0.85)	$(0.64)

Basic and diluted weighted average number of common shares outstanding	16,678,852	14,684,427	15,832,391	13,822,333

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,428,013)	$(8,799,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,825	163,198
Noncash compensation	248,140	489,923
Amortization of unearned interest income — discontinued operations		(12,320)
Amortization of discount on marketable securities	519	(56)
Changes in operating assets and liabilities:
Increase in other assets		(5,518)
Decrease in prepaid expenses and other current assets	263,072	43,274
Decrease in deferred income	(72,861)
Increase (decrease) in accounts payable and accrued expenses	685,286	(219,236)
Increase (decrease) in other current liabilities	8,642	(3,784)

Net cash used in operating activities	(12,069,390)	(8,343,732)

Cash flows from investing activities:
Patent costs		(39,321)
Purchases of property and equipment	(298,733)	(220,500)
Proceeds from sale of discontinued operations		500,000
Sale (purchase) of marketable securities	934,347	(399,500)

Net provided by (cash used) in investing activities	635,614	(159,321)

Cash flows from financing activities:
Proceeds from sale of stock — financing	11,909,057	11,501,023
Expenses related to sale of stock — financing	(941,438)	(779,866)
Proceeds from exercise of stock options	34,770	114,527
Proceeds from exercise of stock warrants	10,586

Net cash provided by financing activities	11,012,975	10,835,684

Net increase (decrease) in cash and cash equivalents	(420,801)	2,332,631
Cash and cash equivalents at beginning of period	19,196,589	20,939,527

Cash and cash equivalents at end of period	$18,775,788	$23,272,158

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Electro-Optical Sciences, Inc., a Delaware corporation (“EOS” or the “Company”), is focused on the design and development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (“FDA”) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing a PMA with the FDA, it is placed at the beginning of the FDA’s queue and receives additional review resources. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. Upon obtaining premarket approval from the FDA, the Company plans to launch MelaFind® in the United States. The accrual phase of the MelaFind® pivotal trial concluded at the end of July 2008. Follow-up and data analysis is ongoing and will continue through the fourth quarter of 2008. The results of the trial are expected to be available later in the fourth quarter. If the pivotal trial results and FDA approval process proceed as anticipated, management believes that PMA approval could come as early as the middle of 2009.
To date the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues came from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. The Company discontinued all operations associated with its DIFOTI® product effective as of April 5, 2005 in order to focus its resources on the development and commercialization of MelaFind®. As more fully described in Note 13, in December 2006, the Company sold and licensed its rights to the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business or products.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005, two private placements: (one that closed in November 2006 and a second that closed in August 2007 and a registered direct offering which closed August 8, 2008 (refer to Note 10 for further details).
As of September 30, 2008, the total of cash, cash equivalents and marketable securities was $19.6 million, which management anticipates will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
2. MARKETABLE SECURITIES
The Company’s marketable securities consist of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of September 30, 2008, marketable securities consisted of:

	September 30, 2008
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$795	$2

The Company evaluates declines in the fair value of its investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended September 30, 2008, comprehensive loss was $4,199 which includes a net loss of $4,200 and an unrealized gain on available-for-sale marketable securities of $1. For the nine months ended September 30, 2008, comprehensive loss was $13,418, which includes a net loss of $13,428 and an unrealized gain on available-for-sale marketable securities of $10. For the nine months ended September 30, 2007, comprehensive loss was $8,806, which includes a net loss of $8,799 and an unrealized loss on available-for-sale marketable securities of $7.
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
In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB SFAS No. 141, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.
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

	September 30,
	2008	2007
Common stock options	1,949,616	1,776,418
Warrants	1,124,544	1,126,886

Total	3,074,160	2,903,304

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
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has adopted the modified prospective transition method provided for under SFAS 123R. Under this transition method, compensation cost associated with stock options recognized in the three and nine month periods ended September 30, 2008 and 2007 includes: (1) amortization related to the remaining unamortized portion of all stock option awards granted prior to January 1, 2006 over the requisite service period based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For performance-based grants, a compensation charge is recorded when it is probable that performance or service conditions will be satisfied. The probability of vesting is updated at each reporting period, and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
The compensation expense recognized in the Statement of Operations in the third quarter of 2008 and 2007 for stock options amounted to $69 (of which $20 relates to performance milestones) and $110 (of which $48 relates to performance milestones), respectively. For the nine months ended September 30, 2008 and 2007, compensation expense totaled $249 (of which $73 relates to performance milestones) and $490 (of which $279 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended September 30, 2008 and 2007 were $21 and $0, respectively, and for the nine month periods ended September 30, 2008 and 2007, $35 and $114, respectively.

The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Nine Months	For the Nine Months
	Ended September 30, 2008	Ended September 30, 2007
Expected life	5 years	5 years
Expected volatility	60%	60%
Risk-free interest rate	2.95-3.72%	4.51-5.02%
Dividend yield	0%	0%
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is calculated on closing price volatility based on daily closing prices from the Company’s initial public offering (“IPO”) to September 30, 2008, which approximates implied volatility from other publicly-traded stock that was established at the time of our IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
Stock awards under the Company’s current plans are granted at prices which are no less than the market value of the stock on the date of grant. Options granted under the 2005 Stock Incentive Plan (“2005 Plan”) are generally time-based or performance-based options, and vesting varies accordingly. Options granted under this plan as of September 30, 2008 expire five years from the date of grant.
The status of the Company’s stock option plans at September 30, 2008 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2007	1,812,084	$2.96	3.5	—
Granted	220,039	$3.00	2.7	—
Exercised	(59,070)	0.59	—	—
Forfeited or expired	(23,437)	$2.54	—	—

Outstanding at September 30, 2008	1,949,616	$3.04	2.1	$5,158

Vested and exercisable at September 30, 2008	633,056	$3.91	2.3	$1,200

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	955,036	1.1 years	$.46	151,753	$.46
$.47-$1.00	105,578	3.2 years	$1.00	105,578	$1.00
$1.01-$7.75	889,002	3.1 years	$6.05	375,725	$6.12

$.01-$7.75	1,949,616	2.1 years	$3.04	633,056	$3.91

During the three months and nine months ended September 30, 2008, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $5.57 and $3.87, respectively. For the three and nine month periods ended September 30, 2007, the weighted average fair value of options granted was $6.28 and $4.55, respectively. For the three and nine months ended September 30, 2008, the total intrinsic value of options exercised was $266 and $384, respectively. For the three and nine months ended September 30, 2007, the total intrinsic value of options exercised was $0 and $558, respectively.
Since the Company adopted the 2005 Plan, the Company has ceased granting awards under the Company’s previous stock option plans; however, additional shares are reserved for issuance pursuant to the 2003 Stock Incentive Plan (“2003 Plan”) in connection with a formula-based option granted to the Company’s CEO, Dr. Joseph Gulfo (refer to Note 14 for further details).
As of September 30, 2008, of the total 1,949,616 options outstanding, 1,316,560 have not vested. Of this total unvested amount, 1,187,685 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. Based on 20,625,905 shares outstanding (on a fully-diluted basis) as of September 30, 2008, and assuming such shares remain the total number of shares outstanding on the date the Company receives PMA approval of MelaFind®, the number of shares subject to Dr. Gulfo’s formula-based stock option is 743,283. This formula-based option vests 50% at the time of PMA approval of MelaFind®, and the remaining 50% in four equal installments over the one-year period following such PMA approval of MelaFind®. As of September 30, 2008, there was $3,439 of total unrecognized compensation cost related to unvested options to be recognized over a period to be determined by milestones.
As of September 30, 2008, there were 828,151 shares available for future grants under the Company’s 2005 Plan. In addition, 116,276 shares are reserved under the 2003 Plan for future allocation to Dr. Gulfo in accordance with the provisions of his formula-based stock option.
As more fully explained in Note 14, on October 10, 2008, Dr. Gulfo’s formula-based stock option was cancelled and the Board of Directors of the Company granted Dr. Gulfo new stock options.
9. COMMITMENTS AND CONTINGENCIES
The Company is party to two non-cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments under these leases are due as follows:

2008	2009	2010	2011
$81	$256	$186	$16
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option was set to expire on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The Company and L’Oreal have mutually agreed to extend the period of this option until June 30, 2009. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the feasibility program, and will reimburse EOS for expenses incurred by EOS with respect to the feasibility program. During the three and nine month periods ended September 30, 2008, the Company earned $45 and $97, respectively from L’Oreal as other income to offset expenses incurred by EOS under the feasibility program. $40 was earned during the three and nine months ended September 30, 2007.
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
10. STOCKHOLDERS’ EQUITY
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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed August 8, 2008. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. The proceeds from this offering combined with existing cash balances will allow the Company to fund anticipated levels of operations into 2010. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
11. WARRANTS
Warrants outstanding at September 30, 2008 include a five-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, and seven-year warrants to purchase an aggregate of 52,646 shares the Company’s common stock at an exercise price of $4.52 per share issued in connection with the sale of Series C redeemable convertible preferred stock.
In connection with the Company’s IPO which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share, which became exercisable commencing October 28, 2006, and have a five-year term.
Additionally, as previously discussed, in connection with the Company’s two private placement financings the following warrants have been granted and remain outstanding as of September 30, 2008:
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
Cash received from warrants exercised for both the three months and nine months ended September 30, 2008 and 2007 were $11 and $0, respectively.
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 in each of the three month periods ending September 30, 2008 and 2007 and $18 in each of the nine month periods ending September 30, 2008 and 2007. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
Pursuant to a consulting agreement effective as of May 31, 2005, the Company retained Marek Elbaum, Ph.D., the Company’s founder and former President and Chief Science and Technology Officer, as the Company’s Chief Scientist. In consideration of the services to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one-year period. In the event of a non-renewal or in the event that Dr. Elbaum’s services terminate as a result of his death or disability, the Company agreed to pay Dr. Elbaum a termination fee of $100. In May of 2007 and effective June 1, 2007, Dr. Elbaum and the Company entered into an amended agreement. Under the terms of the amended agreement, Dr. Elbaum is being paid a monthly fee of $9 through January 2009.

Consulting Agreement with Robert Friedman, M.D.
The Company has retained the services of Robert Friedman, M.D. as a consultant, medical advisor to the Company’s Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman is being paid at a rate of $5 per day.
This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made payments to Dr. Friedman totaling $33 for the three month period and $60 for the nine month period ending September 30, 2008, respectively. The Company paid Dr. Friedman $33 and $45 for the three and nine month periods ending September 30, 2007.
Consulting Agreement with Gerald Wagner, Ph.D.
On March 24, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer. Under this amended consulting agreement, the Company agreed to pay Dr. Wagner the annual amount of $180 payable monthly over the term of the agreement. In addition, in connection with his ongoing engagement as a consultant, Dr. Wagner received a stock option grant of 50,000 shares of the Company’s common stock which vested upon commencement of the pivotal trial for Melafind® in January 2007. The Company recorded a $140 charge to operations during the nine months ended September 30, 2007.
In addition, on March 24, 2006, Dr. Wagner received another stock option grant of 49,500 shares of the Company’s common stock which vested immediately. The Company recorded a $162 compensation charge during the first quarter ended March 31, 2006.
In addition, in connection with the start of the Company’s pivotal clinical trial at the end of January 2007, Dr. Wagner transitioned out of his role as the Company’s Acting Chief Operating Officer and has entered into an amended consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company paid consulting costs pursuant to this agreement of $38 in the three month period ended September 30, 2008 compared to $8 for the same period a year earlier. For the nine month period ending September 30, 2008 and 2007, the Company paid Dr. Wagner $63 and $23, respectively.
13. SALE AND LICENSING OF DISCONTINUED OPERATIONS
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business were excluded from continuing operations and have been reported as discontinued operations. The assets and liabilities of the business were classified as held for sale. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500. The second $500 payment was received on July 20, 2007. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the year ended December 31, 2007, the Company recorded $28 as the balance of the gain on the sale and licensing of its remaining DIFOTI® assets, $781 of the gain had been recorded in the year ended December 31, 2006. Commencing in the third quarter of 2008, royalties are earned on the basis of units sold by KaVo, with the minimum annual royalty being $20 per year. For the three months ended September 30, 2008, the Company accrued royalty income of $5.

14. SUBSEQUENT EVENTS
On October 10, 2008, the formula-based stock option issued in 2004 to Dr. Gulfo, under the Company’s 2003 Plan was cancelled. This option would have been for 743,283 shares of the Company’s common stock, assuming PMA approval of MelaFind® had been obtained on September 30, 2008, at an exercise price of $0.46 a share and Black-Scholes fair value of $2.74 a share.
On October 10, 2008, Dr. Gulfo was granted stock options for 900,000 shares of the Company’s common stock at an exercise price of $3.75 a share (the closing price on the day of the grant) and Black Scholes fair value of $2.70 a share; of which (i) 380,000 shares are from shares previously approved for issuance under the 2005 Plan by the Compensation Committee of the Board of Directors and the stockholders of the Company and (ii) 520,000 shares are from shares approved for issuance under the 2005 Plan by the Compensation Committee of the Board of Directors; subject to stockholder approval which is anticipated to be solicited in the Company’s 2009 Proxy Statement, but are deemed to have been granted outside the Plan until approved by the stockholders.
The 900,000 shares pursuant to Dr. Gulfo’s October 10, 2008 stock option grants vest as follows: (i) 180,000 options vest immediately and are recorded to share-based compensation in the fourth quarter of 2008; (ii) 540,000 options vest upon the Company receiving approval from the FDA of the PMA for MelaFind® and will be recorded to share-based compensation upon vesting; and (iii) 180,000 options which vest in four equal annual installments commencing on October 10, 2009 and will be recorded to share-based compensation over the requisite vesting service period. These 900,000 options expire ten years from the date of grant. The cancellation of Dr. Gulfo’s 2004 formula-based option and granting of Dr. Gulfo’s new stock options are reflected in the following tables updating the stock option tables appearing in Note 8 of this Form 10-Q.
The status of the Company’s stock option plans at October 10, 2008 is summarized in the following tables:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2007	1,812,084	$2.96	3.5	—
Granted	1,120,039	$3.60	8.6	—
Exercised	(59,070)	$0.59	—	—
Forfeited or expired	(766,720)	$0.52	—	—

Outstanding at October 10, 2008	2,106,333	$4.25	5.8	$987

Vested and exercisable at October 10, 2008	813,056	$3.87	4.0	$790

		Options
		Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	211,753	0.8 years	$.46	151,753	$.46
$.47-$1.00	105,578	3.2 years	$1.00	105,578	$1.00
$1.01-$7.75	1,789,002	6.5 years	$4.89	555,725	$5.35
$.01-$7.75	2,106,333	5.8 years	$4.25	813,056	$3.87

As of October 10, 2008, 448,151 shares remain available for grant under the Company’s 2005 Plan. This does not include the 520,000 additional option shares necessary to satisfy the balance of Dr. Gulfo’s grant, as previously noted. No shares remain available for grant under the Company’s 2003 Plan.
Also in October 2008, Dr. Gulfo exercised 81,753 options that had previously vested, at $0.46 per share, for a total consideration of $37,606.38.

ITEM 2.
ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of September 30, 2008, we had an accumulated deficit of $56.6 million. We expect to continue to spend significant amounts on the development of MelaFind®.

Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of activities and approvals. At the end of July 2008, we completed the accrual phase of the pivotal trial; follow-up and data analysis is ongoing into the fourth quarter of 2008. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed August 8, 2008.
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
As of September 30, 2008, total cash, cash equivalents and marketable securities were $19.6 million. Management anticipates that existing cash balances will allow the Company to fund anticipated levels of operations into 2010. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
Our cash and cash equivalents at September 30, 2008 are liquid investments in money market funds and deposits with a commercial bank.

Cash Flows from Operating Activities
Net cash used in operations was $12,069 for the nine months ended September 30, 2008. For the corresponding period in 2007, net cash used in operations was $8,344. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the nine months ended September 30, 2008, net cash provided by our investing activities was $636 and was principally related to the redemption of marketable securities offset by the purchase of information technology and manufacturing capabilities related equipment in support of MelaFind®. For the corresponding period in 2007, net cash used by our investing activities was $159 that was principally related to the sale of discontinued operations offset by the purchase of marketable securities and purchase of property and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2008, net cash provided by financing activities was $11,013 and reflects net proceeds from the sale of common stock in a registered direct offering. For the nine months ended June 30, 2007, net cash provided by financing activities was $10,836 and reflects net proceeds from the sale of common stock in a private placement.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2008, we had an accumulated deficit of $56.6 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.
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
Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of September 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$539	$291	$248	$—	$—
The indicated operating leases are non-cancelable operating leases for space expiring June 2009 and January 2011. The lease on 5,000 square feet of office and laboratory space expires in June 2009. The lease on 2,800 square feet of office space and the lease for an additional 2,500 square feet of office space adjacent to our existing laboratory location expire in January 2011.
Results of Operations (in thousands)
Through the first nine months of 2008, the Company continued the development of the MelaFind® system, intensified the data accrual activity of the pivotal clinical trial started in 2007, addressed the requirements of the FDA quality system regulation, and initiated the development of processes and equipment to allow for the efficient manufacturing of MelaFind® in quantities necessary for commercialization. Even with the completion of the data accrual phase of the pivotal clinical trial at the end of July 2008, as we move toward PMA submission and the commercial launch of MelaFind® our overall costs will likely continue to rise due to increases in quality, technical support, and marketing activities.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Research and Development Expense
Research and development expense increased 84% for the three month period ended September 30, 2008 compared to the same period ended September 30, 2007. These cost increases were principally attributable to:
•	product development — greater use was made of design consultants and subcontractors in 2008 than had been the case in 2007.

•	clinical studies costs — in 2008 the number of study sites was increased over the number in 2007 when the pivotal clinical trial was just commencing. Additionally, activity in the collection and confirmation of data was intensified both through use of consultants and the hiring of additional in-house clinical personnel.

•	quality and regulatory —as we moved closer to PMA submission, we made extensive use of consultants to assist in this process and added in-house personnel to address the requirements of the FDA quality system regulation.

•	development activities —we focused on processes and equipment to increase manufacturing capacity as we move toward MelaFind® commercialization and product launch. Extensive work was done on developing processes and training of personnel to increase the manufacturing through-put capability of MelaFind® manufacturing. In addition, material purchases were made in preparation for the planned increased output.

General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and development of a commercial infrastructure to market and sell MelaFind®.
General and Administrative expense for the three months ended September 30, 2008 decreased 14% as compared to the same period ended September 30, 2007. This decrease is reflective of marketing consulting activities being slowed during the quarter as the pivotal clinical trial continued through the evaluation period. In 2007, a significantly greater use was being made of marketing consultants during the three month period ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Research and Development Expense
Research and development expense increased 77% for the nine month period ended September 30, 2008 compared to the same period ended September 30, 2007, attributable to activities consistent with those described for the three month period above. The percentage increase was less over the full nine month period as the intensified clinical studies and manufacturing process activities began late in the first quarter of 2008.
We continue to work with ASKION, a company that has become an integral member of our MelaFind® development team. ASKION is currently preparing for commercial level production and production of additional MelaFind® systems for other clinical studies of MelaFind®. Our research and development expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, our research and development expenses could exceed our estimated amounts, possibly materially.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2008 experienced less than a 1% decrease compared to the same period ended September 30, 2007. Year-to-year increases in salaries, depreciation, and rent have been offset by the decreased utilization of marketing consultants. In the fourth quarter of 2008, proposed new marketing activities relating to the MelaFind® product launch and technical support capabilities for systems to be placed in doctor’s offices could increase the level of general and administrative expense.
Interest Income/Expense
Interest income for the three and nine months ended September 30, 2008 was 62% and 51% lower than the comparable periods in 2007. The decrease is primarily related to the lower interest rates available for investment of our cash balances as well as our average cash balance being $3.9 and $3.0 million lower for the three months and nine months ended September 30, 2008, respectively, compared to the same periods a year earlier.
Other Income
During the three and nine month periods ended September 30, 2008, the Company’s other income included $45 and $98, respectively, from L’Oreal as an offset to expenses the Company incurred under our joint feasibility program, and $13 and $35, respectively, from KaVo for product support of the discontinued dental product line the Company sold to KaVo in 2006. There was $40 other income earned from L’Oreal under the joint feasibility agreement during the three and nine months ended September 30, 2007.

Deferred Income
As of September 30, 2008, deferred income of $2 was billed to KaVo but not yet earned under our product support agreement. There was no deferred income recorded during the nine months ended September 30, 2007.
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
Options or warrants issued to non-employees for services are recorded at fair value and accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). For equity instruments that are not immediately vested, compensation costs are measured on the date such instruments vest or a performance milestone is reached, as defined in EITF 96-18. The costs are classified in the accompanying Statement of Operations based on the nature of the service performed.

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
With the start of our pivotal clinical trial, Dr. Wagner has transitioned out of his role as our Acting Chief Operating Officer and has signed an amendment to his amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and $2.5 for each additional consulting day.
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
In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This statement replaces FASB SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe the adoption of this pronouncement will not have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this statement amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before this statement was issued. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe the adoption of this pronouncement will not have a material impact on the our financial statements.
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.
ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, and US Treasury obligations, with the average effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution,
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2007. In addition, the following risk factors have changed during the nine months ended September 30, 2008:
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
The accrual phase of the MelaFind® pivotal trial concluded at the end of July 2008. Follow-up and data analysis is ongoing and will continue through the fourth quarter of 2008.
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three and nine months ended September 30, 2008 was approximately $4.2 million and $13.4 million, respectively, and as of September 30, 2008, we had an accumulated deficit of approximately $56.6 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of September 30, 2008, we had $18.8 million in cash and cash equivalents and $0.8 million in marketable securities. Our operations have consumed substantial amounts of cash for each of the last eight years. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and September 30, 2008, our stock price has ranged from $3.29 to $9.99 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
As of September 30, 2008, our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulations.
We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind® in the middle of 2009. Assuming that regulatory approval of MelaFind® is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the device. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA Quality System Regulations (“QSR”), may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information
(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit
Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)

10.8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)

10.9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)

10.10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)

10.11*	Consulting Agreement dated as of June 1, 2005 between the Registrant and Gerald Wagner Consulting, LLC.(1)

10.12*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.13	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.14	Task Order Agreement dated as of July 13, 2005 between the Registrant and Battelle Memorial Institute.(2)

Exhibit
Number	Exhibit Title

10.15	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.16	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.17*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)

10.18*	Resignation Agreement, dated April 24, 2006, between the Registrant and Karen Krumeich.(5)

10.19*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.20*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)

10.21	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.22	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.23	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)

10.24	Placement Agency Agreement by and between the Registrant and Jefferies & Company, Inc., dated as of October 31, 2006.(7)

10.25	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.26*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)

10.27	Research and Feasibility Agreement between the Registrant and L’Oreal S.A. dated as of March 26, 2007. (12)

10.28	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.29	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)

10.30	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)

10.31*	Employment Offer Letter, dated February 11, 2008, between the Registrant and Tina Cheng-Avery.(14)

10.32*	Separation Agreement dated May 1, 2008, between the Registrant and Jon I. Klippel. (15)

10.33	Form of Subscription Agreement between the Registrant and certain investors.(16)

Exhibit
Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 1, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Date: November 6, 2008

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