Form 10-K
period 2008-12-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2009-03-02
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.
Yes ☐   No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the 14,624,528 shares of common stock held by non-affiliates of the registrant as of June 30, 2008 was $112,023,884 based on the last reported sale price of $7.66 per share on the Nasdaq Capital Market on June 30, 2008. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 5.1% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 27, 2009 was 17,634,498 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ELECTRO-OPTICAL SCIENCES, INC.
2008 FORM 10-K ANNUAL REPORT

i

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
Item 1. Business
     Overview
          We are a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion.
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
          We have entered into a binding Protocol Agreement with the US Food and Drug Administration (“FDA”), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. We believe the presence of the Protocol Agreement significantly enhances our ability to expedite the FDA approval process. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing our PMA, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. The data accrual phase of the MelaFind® pivotal trial was completed in the third quarter of 2008 and the image processing classification algorithms were finalized in the fourth quarter. At year end 2008, the databases were undergoing third-party statistical validation and the classification algorithms were undergoing software verification and validation.
          On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. This blinded study was conducted at seven clinical sites and included 1,831 pigmented skin lesions from 1,383 patients. We are working to complete our PMA application, which includes the final study reports, and expect to file it with the FDA during the second quarter of 2009. Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
          To date, we have not generated any revenues from MelaFind®.

          Cancers of the skin have a higher incidence than all other cancers combined, and the rates are rising dramatically. It is estimated that there were over 120,000 new cases of melanoma in 2008, and a similar number of new cases is projected for 2009. This equates to Melanoma being the cause of one death every hour of every day of the year in the U.S. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there is currently no cure for advanced stage melanoma. However, early detection of skin cancers, like melanoma, can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $170,000 per patient. If diagnosed early, however, melanoma is almost always cured by simple resection at a cost of approximately $1,800 per patient.
          Because early detection is critical to survival, the American Cancer Society recommends that individuals age 40 years and older have complete skin examinations on an annual basis. According to US Census data, over 130 million Americans in the US are over age 40. Furthermore, there are more than 20 million individuals in the US who have dysplastic nevi, a type of pigmented skin lesion that when present is associated with an increased risk of melanoma. These individuals warrant more frequent observation.
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
          To date, MelaFind® has been developed, trained and tested on over 9,000 skin lesions from over 7,000 patients at over 30 clinics. Our clinical studies have demonstrated that MelaFind® is highly sensitive for melanoma in situ and minimally invasive melanomas, and results in fewer false positive biopsies than skin cancer experts. Furthermore, reader studies have demonstrated that MelaFind® detected more melanomas than dermatologists, including skin cancer experts.
          We believe that with the assistance provided by MelaFind®, physicians could diagnose more melanomas at the earliest, most curable stages with fewer false positive biopsies, which would reduce both treatment costs and the number of unnecessary biopsies, and improve quality of life.
          Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection.
          All of our historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities. We decided to discontinue all operations associated with our DIFOTI® product, effective as of April 5, 2005, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. KaVo will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008, as KaVo had not re-launched the product as of year end.
The Market Opportunity
          Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 1.3 million projected cases annually, and is estimated to account for more than 50% of all cancers. It is estimated that there were over 120,000 new cases of melanoma in 2008, and a similar number of new cases is projected for 2009. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects over 10,000 deaths annually from skin cancer. Since 1973, the mortality rate for melanoma has increased by 50%. Since approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

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
          Melanoma is currently the subject of significant attention in the medical community. In part, this attention is due to the fact that it is the fastest growing cancer. It is also the most common cancer in young adults ages 20-30, and currently there are more new cases of melanoma than HIV/AIDS. In women ages 25-30, melanoma is the primary cause of cancer death. In women ages 30-35, melanoma is the second leading cause of death after breast cancer. There has been a 50% increase in the incidents of Melanoma in women between the ages of 15 and 39, over the last twenty-five years. Recently published papers identify a strong correlation between breast cancer and melanoma.
Our Strategy
          Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:
•	Establish MelaFind® as the leading technology for assisting in the detection of melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by eight US patents. We will continue to refine and optimize this technology in order to position MelaFind® as the leading system for assisting in the detection of melanoma.

•	Pursue the timely FDA approval of MelaFind®. We have entered into a binding Protocol Agreement with the FDA for the conduct of the pivotal trial of MelaFind®. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing our PMA, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. The data accrual phase of the MelaFind® pivotal trial was completed in the third quarter of 2008 and the image processing classification algorithms were finalized in the fourth quarter. At year end 2008, the databases were undergoing third-party statistical validation and the classification algorithms were undergoing software verification and validation. On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal trial. We are working to complete our PMA application, which includes the final study reports, and expect to file it with the FDA during the second quarter of 2009. Upon obtaining PMA approval from the FDA, we plan to commercially launch MelaFind® in the United States.

•	Commercialize MelaFind® using multiple sales and marketing strategies. Our internal sales and marketing effort will commence following PMA approval and it will focus initially on “high volume and key opinion leader” dermatologists, including skin cancer specialists, in key regions of the US. We intend to offer MelaFind® on a per patient basis, creating a recurring revenue stream. To enter the larger US markets of general dermatologists and primary care physicians, and for international markets, we may establish partnerships with pharmaceutical and/or diagnostic/device companies with an established presence in these markets. We intend to commence sales of MelaFind® in the US immediately upon receiving PMA approval for physicians to offer MelaFind® to their patients on a self-pay basis. Once sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.
          Additionally, our strategy may include the potential acquisition of complementary products and technologies in the dermatological arena.

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
          Most dermatologists generally use only visual clinical evaluation for melanoma detection. Consequently they biopsy up to 40 benign lesions for every melanoma detected. While many primary care physicians immediately refer patients with suspicious pigmented skin lesions to a specialist, an increasing number perform biopsies on skin lesions themselves. Their lack of specialist training in identifying suspect lesions makes their diagnostic accuracy much lower in terms of both sensitivity (the ability to detect disease when present) and specificity (the ability to exclude disease when not present) . This results in 40% misdiagnosed melanomas and a ratio of benign lesions biopsied to melanomas confirmed of up to 50 to 1.
MelaFind® Product Description
          MelaFind® is a non-invasive system for assisting in the early detection of melanoma. The MelaFind® system that, in commercial use will perform all diagnosis at the point of care, is comprised of a hand-held imaging device, our proprietary database of pigmented skin lesions and our lesion classifiers. MelaFind® employs multiple wavelengths of light to obtain data from images of suspicious lesions; and then the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. A diagnostic report will be generated in the physician’s office containing considerable objective information about the lesion that is currently not available, including information useful in the decision of whether to biopsy the lesion. The key components of the MelaFind® system are listed below:
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
          Our proprietary database of pigmented skin lesions, which includes in vivo MelaFind® images and corresponding histological results of over 9,000 biopsied skin lesions from over 7,000 patients, which we believe to be the largest such database in the US and a substantial barrier to competition.
          Our lesion classifiers, which are sophisticated mathematical algorithms. The “brain” of the MelaFind® system, the Lesion Classifier, distinguishes melanoma from non-melanoma using the lesion features extracted and measured by the hand-held imaging device. The Lesion Classifiers are developed from our proprietary database of pigmented skin lesions and employ sophisticated mathematical algorithms. The mathematical formulas and algorithms used by the Lesion Classifiers are devised and optimized through the process of “classifier training” using lesions from our proprietary database. Lesion Classifier development and training is an iterative process involving: (1) selection of the lesion features that provide for optimal lesion discrimination; (2) optimization of the mathematical formulas to differentiate benign lesions from melanoma; and (3) expansion of the size and diversity of our proprietary lesion database. The performance of the Lesion Classifiers is directly related to the size of the database used in classifier development, as well as the degree to which the training database is representative of the lesions that will be evaluated by MelaFind® in commercial use.

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
MelaFind® Regulatory Status
          In late 2004, we entered into a binding Protocol Agreement with the FDA for our pivotal clinical study. A pivotal clinical trial is a blinded clinical study that is used by the FDA as the basis for determining the effectiveness of a device in a PMA application. The Protocol Agreement specified the inclusion criteria (description of patients and lesions eligible for the trial), sample size, endpoints, and performance criteria necessary to establish the safety and effectiveness of MelaFind®. The Protocol Agreement requires that the study include at least 1,200 pigmented skin lesions and at least 93 eligible melanomas for analysis. The data accrual phase of the MelaFind® pivotal trial was completed in the third quarter of 2008.
          In October 2006, the FDA informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing a PMA, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case.
          On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. This blinded study was conducted at seven centers across the US and included 1,831 pigmented skin lesions from 1,383 patients. Prior to the start of the study, the Company and the FDA entered into a binding Protocol Agreement to stipulate the sensitivity and specificity endpoints that should be used to determine the safety and effectiveness of MelaFind®. MelaFind® detected 112 of 114 (98% sensitivity; lower confidence bound of 95%) melanomas that were eligible and evaluable for primary sensitivity endpoint analysis, and 125 of 127 (98% sensitivity; lower confidence bound greater than 95%) melanomas overall. The Protocol Agreement calls for sensitivity endpoints of greater than 95% lower confidence bound (a lower confidence bound of greater than 95% indicates that if the study were repeated, there would be less than a 5% chance that the sensitivity would be below 95%). MelaFind®‘s specificity, the ability to accurately rule out disease, was significantly superior (9.5%) to that of the study dermatologists (3.7%), who are skin cancer experts (p-value less than 0.02). The Protocol Agreement calls for MelaFind® to be more specific than the study physicians at a p-value of less than 0.05 (a p-value of less than 0.05 indicates a less than 5% probability that the observed difference was due to chance).
          In order to generate a comparison with dermatologists’ ability to accurately detect melanoma, the Company conducted a parallel pilot readers’ study with a different group of 39 dermatologists. Using images and clinical histories of 23 randomly-selected melanomas from the pivotal study, this group of dermatologists, on average, would have decided to biopsy only approximately 18 (80%) of the melanomas, whereas the MelaFind® result would have led to a biopsy of 22 of the melanomas (biopsy sensitivity of 96%).
          We are working to complete our PMA application, which includes the final study reports, and expect to file it with the FDA during the second quarter of 2009.
          Upon obtaining PMA approval from the FDA, we plan to launch MelaFind® commercially in the United States. For commercialization outside the US, approvals from appropriate regulatory bodies within other countries will be required. The Company has obtained Underwriters’ Laboratories (“UL”) certification and Certification Bodies’ Scheme (“CB”) test certification for MelaFind®. The CB test certification is an international system of acceptance for test reports and facilitates the process of obtaining product certification in many other countries We intend to seek Conformite Europeenne (“CE”) mark approval following further interaction with the FDA in the review and approval of MelaFind®.

History of MelaFind®
     MelaFind® Development History
          MelaFind® has been developed, trained and tested on over 9,000 skin lesions from over 7,000 patients at over 30 clinical sites. On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal trial. This blinded study was conducted at seven clinical sites and included 1,831 pigmented skin lesions from 1,383 patients.
          Having recently concluded the MelaFind® pivotal trial, we are currently preparing the MelaFind® PMA application and look forward to filing it with the FDA during the second quarter of 2009. The FDA has previously notified us that MelaFind® has received expedited review designation. Expedited review means that upon filing a PMA, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. The FDA has also indicated to us that MelaFind® will be the subject of a Panel Meeting, which we anticipate will occur approximately midway through the review cycle. Upon FDA approval of MelaFind®, we will commence US commercialization efforts.
     Hardware and Software History
          ASKION GmbH (“Askion”), located in Gera Germany, which specializes in precision optics, has become an integral member of our MelaFind® development team and we expect to continue to work with Askion for the foreseeable future. Askion produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities on our behalf.
          Through Askion, the Company uses Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and lens assemblies that are being used in MelaFind® system. In addition, Zeiss provides the Company with certain technical consulting expertise for production scale-up of the MelaFind® systems. We expect to continue to work with ASKION and Zeiss throughout 2009.
          In developing the MelaFind® system, we have developed and tested several generations of hand-held imaging devices. Commercial-grade systems were used in our pivotal clinical trial.
          Along with hardware development efforts, we have also developed, trained, tested, and continue to refine the software components of the system, including lesion quality control filters, calibration algorithms, lesion classification algorithms, and hardware normalization software. In the fourth quarter of 2008, we finalized the image processing classification algorithms for use in the analysis of the data obtained from the pivotal clinical trial.
Sales and Marketing
          We plan to offer MelaFind® as a point-of-care service. This approach is intended to provide us with the advantage of recurring revenues corresponding to the number of patients examined and to provide the physician with access to our technology without having to make a significant capital investment. Our sales and marketing strategy is to initially establish, directly or indirectly, a regionally focused sales, marketing, and distribution effort in North America. We plan to concentrate our commercialization efforts initially on “high volume and key opinion leader” dermatologists, including skin cancer experts, in key regions of the US. For the expansion to the larger US markets of general dermatologists and primary care physicians, and for international markets, we may establish development and commercialization partnerships with pharmaceutical and/or diagnostic/device companies with an established competency in the market to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities for the purpose of marketing and commercializing MelaFind®, at this time we have not yet established any such partnership arrangements.
          Ultimately, we believe that MelaFind® is well suited for use by primary care physicians, who are at the front line of early detection, but lack specialist training in identifying suspect lesions. We believe that MelaFind® can significantly assist primary care physicians in improving their diagnostic acumen.

     The MelaFind® Value Proposition for the Healthcare System
          Upon FDA approval, we plan to offer MelaFind®, on a self-pay basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of MelaFind®, especially in the dermatologists’ offices.
          Following the introduction of MelaFind® on a self-pay basis, we look to build a sufficient body of medical evidence to support favorable coding and coverage decisions at appropriate payment levels by third-party payers. This strategy is consistent with the approach that has been used to support positive coverage decisions by CMS and private payers for other products. The value drivers include: (1) the diagnosis of melanoma at the early curable stages, as opposed to advanced stages, allowing for both a greater opportunity to cure and a reduction in treatment costs, and (2) reduced number of referrals for evaluation and biopsy of benign pigmented skin lesions. We believe that the use of MelaFind® could result in substantial savings to the US healthcare system.
     Our Reimbursement Strategy
          We may pursue Current Procedural Terminology (“CPT”) code and private insurance coverage, as appropriate, following initial commercialization efforts, which will be undertaken on a self-pay basis. We are aware of no CPT code that is specifically applicable to the use of MelaFind®. We have engaged the services of expert consultants with extensive experience in the CPT and coverage and payment decision processes to assist us in our strategy.
          The following is a description of the process that may be undertaken in pursuit of favorable coding and coverage decisions and appropriate payment levels by third-party payers:
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
          It is critical to build a sufficient body of clinical evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. The importance of Evidence-Based Medicine is underscored by recent actions by CMS, including its proposed Covered with Evidence Development initiative designed to provide quicker access to new technologies for beneficiaries while assuring that appropriate evidence for final coverage decisions will be obtained.
          Assuming FDA approval of MelaFind®, we are considering submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we anticipate that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the commercial setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC.

Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels. We believe it is likely that the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems, initially.
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
          We recognize that a favorable reimbursement environment will have a significant impact on MelaFind®‘s adoption and commercial success. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication. We have anticipated this need and we plan to employ an active strategy to obtain medical coverage, identify appropriate coding and establish adequate payment.
          Upon FDA approval, we plan to offer MelaFind® on a self-pay basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of MelaFind®, especially in the dermatologists’ offices.
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
          An article published in 2005 describes the results of a study utilizing the DB-Mips system from Biomips Engineering. The database of lesions used in this study differs significantly from our proprietary database. For example, our database includes a substantial number of lesions such as seborrheic keratoses (benign lesions derived from skin cells called Keratinocytes) and pigmented basal cell carcinomas, which can be difficult to differentiate from melanoma. The DB-Mips database included none of these lesions. Further, our database includes many more melanomas that are minimally invasive as well as a much higher percentage of dysplastic nevi compared to the DB-Mips database. Minimally invasive melanomas are more difficult to diagnose than melanomas that have significantly invaded the skin, and dysplastic nevi can be very difficult to differentiate from melanoma. Thus, we believe that the DB-Mips database does not include as many pigmented lesions that are difficult to differentiate from melanoma as our database. This is further confirmed by the fact that the specificity of dermatologists in other DB-Mips studies was reported to be over 80% while the specificity of dermatologists in MelaFind® studies is typically under 30%. The DB-Mips system has a reported specificity of up to 79%, which is roughly equivalent to the specificity of the dermatologists in DB-Mips studies. The DB-Mips system has a reported sensitivity to melanoma of about 95%. We believe that because the DB-Mips database includes relatively few early melanomas, direct comparison with MelaFind®‘s sensitivity is not meaningful.
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
          Several additional approaches to detecting Melanoma have been identified. Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilizes satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer. Vanderbilt University has introduced technology called ‘Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. All of these technologies are at very early stages of development.

          The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as Raytheon Corporation, General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG Deutschland and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with MelaFind®.
Manufacturing
          We are currently focusing our manufacturing efforts on building the MelaFind® hand-held imaging devices and in initiating methods to facilitate larger-scale manufacturing of commercialization devices. For this crucial phase leading up to MelaFind® launch, we have contracted with ASKION in Germany, which specializes in precision optics. We have also contracted with Zeiss, an international optics house, to supply lenses and lens assemblies to be used in the hand-held imaging devices.
          In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems incorporating the hand-held devices along with the processing computer, software and operator controls.
Research and Development Efforts
          Our research and development (“R&D”) efforts in 2008 resulted in the completion of the accrual phase of the pivotal trial, and finalization of the MelaFind® Lesion Classifier that was used on our pivotal clinical trial data. Following PMA approval and commercial launch of MelaFind®, we plan to develop refinements and improvements to the hardware and software, including lesion classification algorithms, some of which are likely to require approval of a PMA supplement.
          Our R&D plan also includes further improvements such as faster and easier software downloads for future versions.
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
          We further intend to explore and evaluate the potential use of our light based computer vision platform in other applications, including the non-invasive detection of basal cell carcinoma, the most common skin cancer, as well as squamous cell carcinoma of the skin. New hardware systems for the imaging of blood and blood vessel patterns are needed since the majority of these cancers are not pigmented and, accordingly, the MelaFind® system as currently developed is not appropriate for these uses. However, we believe many software programs and algorithms used in the MelaFind® system will be applicable with some modification. The Company spent approximately $7,575,000, $7,678,000 and $12,508,000 in each of 2006, 2007 and 2008, respectively, on research and development.

Intellectual Property
          Our policy is to protect our intellectual property by obtaining US and foreign patents to protect technology, inventions and improvements important to the development of our business. To date we have been awarded 15 US patents with numerous foreign counterparts, of which eight US patents and two Australian patents relate to various aspects of melanoma detection. In addition, we have applied for six additional US patents, of which five relate to MelaFind®, and have filed seven foreign patent applications, of which six relate to MelaFind®, and one of the latter is currently in the European regional phase. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our intellectual property other than licenses granted in connection with the discontinuation of DIFOTI® operations (see ‘Discontinued Business’ and Note 10 to our Financial Statements.)
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
          We have obtained US trademark registrations for the following marks: “MelaFind®” and “DIFOTI®,” as well as the corporate logo for “eos-electro-optical sciences, inc.®” The goods covered by these registrations are in International Class 010 and US Classes 26, 39 and 44. For MelaFind®, the description of goods and services covered by the trademark is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining images in different spectral bands and software for analyzing the images for use in analyzing skin lesions and determining the existence of melanoma.” For DIFOTI®, the description of goods and services covered by the trademark is: “electro-optical apparatus to diagnose dental conditions.” For “eos-electro-optical sciences, inc.®,” the description of goods and services covered by the trademark is: “instrumentation comprising computer assisted optical imagers and image analyzers for use in the detection of dental cavities, cutaneous melanoma, and other pathologies of the teeth, skin and other tissues.” We also have registered the internet domain names: www.eo-sciences.com, www.eosciences.com, www.melafind.com, www.difoti.com and www.skinsurf.com.

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
          Patent No. 6,626,558 covers the array of numerous light-emitting diodes (“LED’s”) that are used in the MelaFind® hand-held device to provide uniform illumination of lesions in multiple spectral bands of illumination. Patent No. 6,657,798 involves the use of a computer algorithm to optimize the number of lens assemblies possible from a given number of sets of lens elements. Patent No. 6,710,947 describes a method for the economical assembly of the nine elements of the MelaFind® hand-held device’s optical lens apparatus.
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
          We also have developed trade secret calibration methods, classifier programs, and search engines. These programs have been developed over many years and incorporate decades of experience in optical computer vision. In addition, our proprietary MelaFind® database of over 9,000 lesions has been compiled over a number of years and would be difficult to replicate.
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
FDA Regulation
          Our product, MelaFind®, is regulated as a medical device and is subject to extensive regulation by the FDA and other regulatory authorities in the US. The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.
          Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior premarket notification, or 510(k) clearance, or PMA approval from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, postmarket surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required. The FDA classifies MelaFind® as a Class III device, requiring PMA approval.
          A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’ first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, the FDA has informed us that an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. In October of 2004, we entered into a binding Protocol Agreement with the US Food and Drug Administration (“FDA”), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. On October 12, 2006, we announced that the FDA had informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing our PMA , the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, we can give no assurances that this will be the case. Upon obtaining premarket approval from the FDA, we plan to commercially launch MelaFind® in the United States. In late 2008, during pre-PMA meeting discussions with the FDA, it was agreed that a complete PMA (as opposed to a modular PMA) for MelaFind® will be submitted.
          On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. We are working to complete our PMA application, which includes the final study reports, and expect to file it with the FDA during the second quarter of 2009. We do not expect that there are any significant additional steps to be taken in our completing the PMA application and in its submission.
          Notwithstanding the Protocol Agreement, the FDA can delay, limit or deny approval of a PMA application for many reasons, including:
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
          Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. We have not been required to file an IDE application for the MelaFind® clinical studies because FDA has considered the trials “Non-Significant Risk” (“NSR”) studies subject to abbreviated IDE regulations, which do not require formal IDE submission. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.

          The clinical studies of MelaFind® are considered by the FDA as NSR studies. Consequently, the trials were conducted under the auspices of an abbreviated IDE. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Although we believe our clinical trial satisfies the FDA Protocol Agreement, they may ultimately be determined to be inadequate to support approval of a PMA application, or 510(k) clearance.
          Although we believe our clinical trial provides favorable data to support our PMA application, upon evaluation the FDA may conclude differently . Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.
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
          Also, the FDA may require us to conduct postmarket studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money, and effort to maintain compliance.
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
          Our contract manufacturers, specification developers, and some suppliers of components are also required to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We expect that our subcontractors’ manufacturing facilities will be subject to domestic and international regulatory inspection and review. If the FDA believes any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down the manufacturing operations of our contract manufacturers, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we will be able to comply with all applicable FDA regulations.
Non-FDA Government Regulation
          The advertising of our MelaFind® product will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of MelaFind® will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid. These federal laws include, by way of example, the following:
•	the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;

•	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;

•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.
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
          In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.
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
International Regulation
          International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country from having no regulations to having a premarket notice or premarket acceptance. The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, US, Canada and certain other industrialized countries.
          The European Union, which includes most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations (an international standard for quality management requirements maintained by the International Organization for Standardization (“ISO”)). Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

Product Liability and Insurance
          Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require FDA approval prior to commercialization in the US. The clinical studies of MelaFind® are considered by the FDA as NSR. Consequently, the trials are conducted under the auspices of an abbreviated IDE. We therefore only maintain limited domestic clinical trial liability insurance, as required by certain clinical sites. We have placed clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.
Employees
          As of December 31, 2008, we had 37 full-time and 4 part-time employees, of whom 23 were engaged in research and development (including clinical and regulatory affairs), 7 in production (including document control and quality assurance) and 11 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.
Discontinued Business
          As of April 5, 2005, we decided to discontinue all operations associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, in order to focus our resources on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale and licensing agreement with KaVo, a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum, and made a second payment to us in July 2007. KaVo will pay us an annual royalty based on the number of systems sold per calendar year following commercial re-launch of DIFOTI® or a set minimum royalty payment, whichever is greater. As a result of this disposition, we do not expect to have any significant continuing responsibility for the DIFOTI® business. The Company began earning the minimum royalty payment in the second half of 2008 as KaVo did not re-launch DIFOTI® as of year end.
Other
          Our Internet address is www.eosciences.com. Our annual report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports are available, without charge, on our website, www.eosciences.com, as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from Electro-Optical Sciences, Inc., 3 West Main Street, Suite 201, Irvington New York, 10533, Attention: Secretary.

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
          We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last seven years in developing MelaFind®. MelaFind® may require additional development and clinical evaluation and it will require regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. On February 13, 2009, we announced the top-line results of our pivotal clinical trial relating to MelaFind®. While we believe that the top-line results support submission of the PMA, commercialization of MelaFind® remains subject to certain risks. Our efforts may not lead to commercially successful products for a number of reasons, including:
•	we may not be able to obtain regulatory approvals for MelaFind®, or the approved indication may be narrower than we seek;

•	MelaFind® may not prove to be safe and effective in clinical trials to the FDA’s satisfaction;

•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of MelaFind®;

•	we may experience delays in our continuing development program;

•	any products that are approved may not be accepted in the marketplace by physicians or patients;

•	we may not have adequate financial or other resources to complete the continued development or to commence the commercialization of MelaFind® and we will not have adequate financial or other resources to achieve significant commercialization of MelaFind®;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•	rapid technological change may make our technology and products obsolete.
          If we are unable to obtain regulatory approval for or successfully commercialize MelaFind®, we will be unable to generate revenue.
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

          No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. While the Company believes that top-line results from the MelaFind® pivotal trial, which was recently concluded, would support a favorable PMA review, the FDA may not consider the data gathered in the trial sufficient to support approval of a PMA The FDA may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA . The occurrence of unexpected findings in connection with any subsequent clinical trial that may be required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. If we are unable to complete subsequent clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. While the FDA had informed us that the MelaFind® PMA would receive expedited review when submitted, there is no assurances that the expedited review will shorten the MelaFind® FDA approval process.
     If MelaFind® is approved by the FDA, it may be approved only for narrow indications.
          Even if approved, MelaFind® may not be approved for the indications that are necessary or desirable for successful commercialization. Our preference is to obtain a broad indication for use in assisting in the diagnosis of almost all pigmented melanomas (other than those on palms, soles of the feet, in or near the eye, and inaccessible areas such as the edge of the nose). The final MelaFind® lesion classifier may not be able to identify the maximum number of types of melanoma possible. The indications for use must specify those lesion types for which the classifier has not been trained. Approximately five percent of melanoma lesions may be amelanotic, meaning they are not pigmented. These lesions cannot be differentiated by MelaFind®, which will be restricted to pigmented lesions. Approximately ten percent of pigmented melanoma lesions are nodular, a type of melanoma that is often missed by dermatologists in early stages. If nodular melanoma lesions are not sufficiently well-represented in the MelaFind® training database, the classifier may not differentiate nodular melanomas from non-melanomas with sufficient sensitivity and specificity. If we restrict the indications for use of MelaFind® to exclude certain melanoma lesion types, in addition to the other restrictions, then the size of the market for MelaFind® and the rate of acceptance of MelaFind® by physicians may be adversely affected.
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
          Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the US Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.
The FDA may require additional clinical trials and any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.
          While the Company has completed its pivotal clinical trials on which it intends to base the MelaFind® PMA, upon evaluation of the MelaFind® PMA, the FDA may require us to conduct additional clinical studies. The occurrence of unexpected findings in connection with any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval. In addition subsequent clinical studies would require the expenditure of additional Company resources and could be a long and expensive process subject to unexpected delays. Any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
          We began operations in December 1989. At that time we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2008 was approximately $17.6 million, and as of December 31, 2008, we had an accumulated deficit of approximately $60.8 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales, marketing expenses and manufacturing expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.
          We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. We believe that electro-optical products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica, Ltd.; Biomips Engineering and SciBase AB. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:
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
          The precision optical imaging field is subject to rapid technological change and product innovation. MelaFind® is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical device industry with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the exploitation of computer-aided diagnosis, medical imaging, and other technologies MelaFind® utilizes. Some of these companies are working on potentially competing products or therapies, including confocal microscopy (a type of scanning microscopy for 3-dimensional specimens, which produces blur-free images at various depths), various forms of spectroscopy (a study of the way molecules absorb and emit light), other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells, for example. Several additional approaches to detecting Melanoma have been identified. Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilizes satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer. Vanderbilt University has introduced technology called ‘Confocal Raman Micro-Spectroscopy’. The technology uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. In addition, the National Institutes of Health and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of melanoma by sponsoring corporate and academic research. There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than MelaFind®, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us. FDA approval of a commercially viable alternative to MelaFind® produced by a competitor could significantly reduce market acceptance of MelaFind®. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations.

There is no assurance that products, services, or technologies introduced prior to or subsequent to the commercialization of MelaFind® will not render MelaFind® less marketable or obsolete.
For any additional clinical trials required for MelaFind® by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we depend on clinical investigators and clinical sites and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
          With respect to any additional clinical studies for MelaFind® which are required by the FDA or with respect to clinical trials relating to the development of the Company’s core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our clinical trials. We rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for MelaFind® or other products developed from our core technology. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, MelaFind® or other products developed from our core technology.
          In addition to the foregoing, any additional clinical studies for MelaFind® which are required by the FDA and any clinical trials relating to the development of the Company’s core technology for other applications may be delayed or halted, or be inadequate to support PMA approval , for numerous other reasons, including, but not limited to, the following:
•	the FDA, an Institutional Review Board (“IRB”) or other regulatory authorities place our clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patient follow-up is not at the rate we expect;

•	IRBs and third-party clinical investigators delay or reject our trial protocol;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

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
          To date, only those patients who were treated by physicians involved in our clinical trials have been evaluated using MelaFind® and even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse MelaFind®. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions and there are recommendations from prominent physicians that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. By limiting the capital cost of MelaFind® to the physician, we believe we will accelerate its adoption and usage. However, by charging on a per patient basis we will increase the initial capital burden on the Company. If MelaFind® receives the appropriate regulatory approvals but does not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of MelaFind® will depend on a number of factors, including:
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
          As of December 31, 2008 we had $15.5 million in cash, cash equivalents and marketable securities. Our operations have consumed substantial amounts of cash for each of the last seven years. We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations through early 2010. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization, and achieve significant commercialization of MelaFind®. Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
•	the schedule, costs, and results of clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including products, product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.
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
          We do not have a sales organization, and have no experience as a company in the marketing and distribution of devices such as MelaFind®. To achieve commercial success for MelaFind®, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to regionally market MelaFind® in the US, focused on introducing it at high volume dermatologists’ offices and training their staff in its use, but we have not made any final determinations regarding the use of a particular marketing channel. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the US are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.
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
          We have no experience in manufacturing MelaFind® for commercial distribution. We currently have limited resources, facilities and experience to commercially manufacture MelaFind®. In order to produce MelaFind® in the quantities we anticipate to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.
          We currently outsource production to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations. Similarly, when we enter into contracts for the third-party manufacture of our devices, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we have developed or are developing relationships will have or sustain the ability to produce the quantities of MelaFind® needed for development or commercial sales, or will be willing to do so at prices that allow MelaFind® to compete successfully in the market.
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
          Our manufacturing efforts currently rely on several vendors for critical materials: FillFactory, a subsidiary of Cypress Semiconductor Corp., to manufacture and supply the complementary metal oxide semiconductor sensor in MelaFind®, on Carl Zeiss Jena GmbH (“Zeiss”) for lens and lens objective assemblies, CompServ, AAEON, AmeriCad, Applied Image, EpiGap, Lamothermic Precision, Richardson Electronics, SL Power Electronics and others to provide services or components of our devices. We are working with ASKION in Germany, which specializes in precision optics for the provision of the hand-held imaging devices. In addition, we are utilizing Nexcore Technology Inc., an FDA good manufacturing practices (“GMP”) compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems.
          There can be no assurance that these third parties will meet their obligations. Each of these suppliers is a sole-source supplier. Our contract manufacturers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:
•	suppliers may make errors in manufacturing components that could negatively impact the effectiveness or safety of our products, or cause delays in shipment of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source suppliers;

•	switching components may require product redesign and submission to the FDA of a PMA supplement or possibly a separate PMA, either of which could significantly delay production;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

          Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.
          We have entered into a development agreement with ASKION to complete developmental engineering and testing of our hand-held imaging device, and have also entered into a production agreement with ASKION to assemble the components and produce initial quantities of our hand-held imaging devices. We intend to enter into a contract for commercial production of the hand-held imaging devices once commercial specifications for MelaFind® have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms. Failure to enter into such an agreement with ASKION would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, we have entered into a confidentiality agreement and a development agreement with Zeiss for lenses and lens objective assemblies, and we have entered into a contract for the commercial production of lenses. The manufacturing agreement with ASKION will include integration of the Zeiss lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Zeiss, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the commercial sale of MelaFind®, and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.
We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the US medical device Quality System Regulation.
          We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the MelaFind® system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the commercialization of MelaFind®. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA QSR, may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.
Assuming that MelaFind® is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.
          Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for MelaFind® and will have to complete such an inspection successfully before we ship any commercial MelaFind® devices. However, we were previously inspected in connection with DIFOTI®, which we have discontinued for business reasons, and were cited for failures to comply fully with QSR mandated procedures. These deficiencies were ultimately corrected by December 2006.

          Our full-time director of quality assurance and regulatory affairs continues to address the inspectional findings, particularly as they relate to current MelaFind® design development and ultimately MelaFind® commercial manufacturing. If we are not successful in convincing the FDA that we are capable of addressing any concerns it might have relative to MelaFind®, or in our efforts to address any MelaFind® deficiencies that might develop, we could be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
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
          The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
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
          Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury or if a patient alleges that MelaFind® failed to provide appropriate diagnostic information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require PMA approval prior to commercialization in the US. The clinical studies of MelaFind® are considered by the FDA as “Non-Significant Risk”. Consequently, the trials are conducted under the auspices of an abbreviated Investigational Device Exemption. We therefore only maintain limited domestic clinical trial liability insurance, as required by certain clinical sites. We have obtained clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.
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
          All of our operations are conducted at two adjacent buildings in Irvington, New York. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
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
          We are highly dependent on our senior management, especially Joseph V. Gulfo, M.D., our President and Chief Executive Officer and Dina Gutkowicz-Krusin, Ph.D., our Director of Clinical Research. Our success will depend on our ability to retain our current senior management and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel.
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
          We have granted to certain employees stock options that vest with the attainment of various performance milestones. Upon the attainment of these milestones we will be required to recognize a stock based compensation expense in an amount based on the fair value of the options. We have also granted options that vest upon attainment of development milestones. Upon the attainment of each of the relevant development milestones which include submission of the PMA application for MelaFind® and FDA approval of such PMA, there will be a significant compensation charge based on the then fair value of such options.
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.
          The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly. On each of June 30, 2007 and 2008, our market capitalization exceeded $75 million. As a result we had our independent registered public accounting firm attest to our compliance with Section 404 of SOX as of December 31, 2007 and 2008. In both 2007 and 2008, we retained a consultant experienced in SOX that assisted us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have evaluated our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.
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
          Our stock price has been and is likely to continue to be volatile. Between October 28, 2005 (the date of our initial public offering) and December 31, 2008, our stock price has ranged from $2.29 to $9.99 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
          Our directors, executive officers, holders of more than 5% of our common stock, and their affiliates in the aggregate, beneficially owned approximately 16.7% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
Item 1B. Unresolved Staff Comments.
          Not applicable.
Item 2. Properties
          We lease approximately 2,800 square feet of office space at 3 West Main Street, Suite 201, Irvington, New York 10533, and an additional 7,450 square feet of office, laboratory, and assembly space in an adjacent building with the street address of 1 Bridge Street, Suites 11 and 15, Irvington, New York 10533. The lease on the 2,800 square feet of space expires in January 2011. On the 1 Bridge Street property, the lease on 4,950 square feet of space expires in June 2009 and the lease on 2,500 square feet acquired in August 2007 expires in January 2011. We believe that these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms.
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
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2007 through December 31, 2008 as reported by the NASDAQ Capital Market:

	High	Low
Year Ended December 31, 2008
October 1 — December 31, 2008	$5.37	$2.29
July 1 — September 30, 2008	$7.98	$4.50
April 1 — June 30, 2008	$9.99	$5.71
January 1, 2008 — March 31, 2008	$6.50	$3.84
Year Ended December 31, 2007
October 1 — December 31, 2007	$5.96	$4.05
July 1 — September 30, 2007	$6.79	$5.25
April 1 — June 30, 2007	$7.46	$4.29
January 1, 2007 — March 31, 2007	$7.10	$4.50
          As of January 31, 2009, there were approximately 172 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.
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
Use of Proceeds from the Sale of Registered Securities
          On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (File# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed on August 8, 2008.
          The net proceeds have been invested in investment grade securities and money market accounts. We are using, and intend to continue to use, these proceeds for research and development activities including clinical trials, development of our sales and marketing capabilities and general corporate purposes including general and administrative expenses, as described in the use of proceeds section of our final prospectus filed with the SEC pursuant to Rule 424(b)(5) on July 31, 2008.

Item 6. Selected Financial Data
          The following table sets forth selected financial data. The financial information for the years ended December 31, 2006, 2007, and 2008 and as of December 31, 2007 and 2008 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2004 and 2005 and as of December 31, 2004, 2005, and 2006 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except share and per share data)
Statements of Operations Data:
Research and development expenses	$1,892	$3,822	$7,574	$7,678	$12,508
General and administrative expenses	1,234	2,636	4,526	5,400	5,766

Operating loss from continuing operations	(3,126)	(6,458)	(12,100)	(13,078)	(18,274)
Interest expense/(income)	67	(174)	(728)	(1,054)	(468)
Other income	—	—	—	(59)	(201)

Loss from continuing operations	(3,193)	(6,284)	(11,372)	(11,965)	(17,605)
(Loss) gain from discontinued operations	(426)	(442)	781	28	—

Net loss	(3,619)	(6,726)	(10,591)	(11,937)	(17,605)
Preferred stock deemed dividends	(676)	(1,199)	—	—	—
Preferred stock accretion	(258)	(1,077)	—	—	—

Net loss attributable to common stockholders	$(4,553)	$(9,002)	$(10,591)	$(11,937)	$(17,605)

Net loss per share, basic and diluted:
Continuing operations	$(2.34)	$(2.44)	$(1.01)	$(0.84)	$(1.08)
Discontinued operations	(0.24)	(0.13)	.07	—	—

Basic and diluted net loss per common share	$(2.58)	$(2.57)	$(.94)	$(0.84)	$(1.08)

Basic and diluted weighted average number of common shares outstanding	1,766,608	3,508,835	11,293,783	14,220,466	16,282,176

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands, except share and per share data)
Balance Sheet Data:
Total current assets	$6,813	$18,873	$21,771	$21,328	$15,836
Total assets	7,096	19,166	22,476	22,108	16,620
Total liabilities	691	916	1,162	1,336	1,530
Redeemable convertible preferred stock	9,955	—	—	—	—
Accumulated deficit	(13,907)	(20,633)	(31,225)	(43,162)	(60,767)
Total stockholders’ (deficiency)/equity	(3,550)	18,249	21,314	20,772	15,089

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business-Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2008 and the related notes appearing in Part II Item 8 of this report.
Overview
          We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our principal product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue; however, the financial results for all periods discussed below account for the revenues and the related expenses associated with our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities, as a discontinued operation. We decided to discontinue all operations associated with our DIFOTI® product effective as of April 5, 2005, in order to focus our resources and attention on the development and commercialization of MelaFind®. On December 11, 2006 we announced that we had signed an exclusive sale/licensing agreement with KaVo, a leading dental equipment manufacturer, to further develop and commercialize DIFOTI®. In accordance with the terms of our DIFOTI® sale/licensing agreement with KaVo, they will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008, as KaVo did not re-launch as of year end.
          We do not expect to have any significant continuing responsibility for the DIFOTI® business.
          Unless otherwise indicated, the following discussion relates to our continuing operations.
          Our revenue for the foreseeable future will depend on the commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based upon the results of our pivotal clinical trial. On February 13, 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. This blinded study was conducted at seven clinical sites and included 1,831 pigmented skin lesions from 1,383 patients. We are working to complete our PMA application, which includes the final study reports, and expect to file it with the FDA during the second quarter of 2009. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
          We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2008, we had an accumulated deficit of $60.8 million. We expect to continue to spend significant amounts on the PMA submission, FDA approval process and commercialization costs when we begin to introduce MelaFind® into the US market.
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

In a transaction which closed August 8, 2008, the Company completed a registered direct offering of 2,088,451 shares of common stock for aggregate gross proceeds of $11.9 million ($11 million net proceeds to the Company).
          We believe that the proceeds from these four transactions will be sufficient to fund our anticipated level of operations into early 2010. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.
          Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
          Our research and development expenses incurred for the year ended December 31, 2008 were expenses related primarily to the development of MelaFind®. We expect to continue to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the US and selected markets outside the US. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially, especially if the FDA requires additional clinical trials to support approval of MelaFind®.
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
          At December 31, 2008, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $23.6 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2028. The Company’s ability to utilize its net operating losses may be significantly limited due to changes in the Company’s ownership as defined by federal income tax regulations.
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
          We record compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending upon the nature of the change.
          We have also granted to certain employees stock options that vest with the attainment of development milestones. Upon the attainment of the relevant development milestones, there will be a significant compensation charge based on the fair value of such options on the date granted.
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
Results of Operations (in thousands)
     Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Research and Development Expense
          Research and development expense increased by $4,830 to $12,508 for the year ended December 31, 2008 from $7,678 for the year ended December 31, 2007. The increase was substantially attributable to an increase in our clinical trial costs which increased by $1,984, product design and consulting costs which increased by $1,543, regulatory and quality costs which increased by $790 and manufacturing costs which increased by $559.
          During 2008, the Company intensified its pivotal clinical trial activities completing the data accrual phase of the MelaFind® pivotal trial in the third quarter of 2008 and built the databases necessary to finalize the image processing classification algorithms (the classifier) in the fourth quarter of the year. To accomplish this, clinical studies costs increased by $1,430 and related pathology by $265. Steps undertaken during 2008 towards preparation for commercialization included increases of $635 for functional and cosmetic design of the cart to house MelaFind® and other product improvements of $673. In-house capabilities increased $231, and use of consultants increased $525 in the quality and regulatory areas to address the FDA’s Quality System Regulation including documentation and software validation.

          The increase in costs at Askion, our European contract manufacturer, were for additional labor for the processes and production capability of commercial quantities of MelaFind® units.
General and Administrative Expense
          General and administrative expense increased by $366 to $5,766 for the year ended December 31, 2008 from $5,400 for the year ending December 31, 2007. This was principally attributable to an increase in share based compensation costs of $473 reflecting a non-cash charge in connection with the option cancellation and new option grant to the Company’s President and Chief Executive Officer. All other general and administrative costs decreased by a total of $107 from the 2007 level.
Interest (Income)/Expense
          Interest income for the year ended December 31, 2008 was $468 compared to $1,054 for the year ended December 31, 2007. The decrease for the year ended December 31, 2008 reflected an average of over $3,000 less available to invest and significantly lower interest rates available in 2008.
Other Income, net
          Other income for the year ended December 31, 2008 exceeded the same period in 2007 by $143. Income earned under our joint research contract with L’Oreal was $83 above the 2007 level. In accordance with the terms of our DIFOTI® sale/licensing agreement with KaVo, $48 was earned through the provision of DIFOTI® transitional services, and the Company earned $10 as the contractual minimum royalty in the second half of 2008. There was no income earned from KaVo in 2007. Included in other income, net is the loss of $4 on the sale of marketable securities in 2008.
          In accordance with the terms of our DIFOTI® sale/licensing agreement with KaVo, they will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty of $10 in the second half of 2008, as KaVo did not re-launch DIFOTI® as of year end, which amount will be creditable against future royalty amounts payable by KaVo thereunder.
     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Research and Development Expense
          Research and development expense increased by $103 to $7,678 for the year ended December 31, 2007 from $7,575 for the year ended December 31, 2006. As we have noted throughout 2007, our total research and development spending trend remained consistent with 2006. However, there was a shift in the components of this spending. Our clinical trial costs increased by $653 and the technical support necessary to support the clinical trails increased by $208. In addition, spending on our quality systems increased $126 as we continue to work towards developing and documenting processes and procedures for FDA review. Offsetting these increases, production costs decreased $328, regulatory spending decreased $150, software development and other research decreased $137 and share based compensation costs decreased $269.
General and Administrative Expense
          General and administrative expense increased by $874 to $5,400 for the year ended December 31, 2007 from $4,526 for the year ending December 31, 2006. The increase was attributable to an increase in marketing costs of $714, the majority of which was incurred in connection with market research designed to allow us to properly position the Melafind® system following FDA approval. As we grow and mature our costs have increased in several areas including; travel expenses $174, recruiting costs $142, legal costs for patent work $140, depreciation $76, rent and utilities $69, and salaries $41. These increases were offset by declines in several spending areas including corporate legal work which decreased $218, and temporary help costs which were $94 lower. In addition, share based compensation costs decreased $190.
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
Liquidity and Capital Resources (in thousands)
          From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2008, we had $15,460 in cash, cash equivalents and marketable securities as compared to $20,916 at December 31, 2007. The $5,456 decrease in 2008 from 2007 reflects the $16,205 cash used in operating activities and $313 cash used for purchase of fixed assets less $11,057 cash provided by the 2008 financing activities.
          Our cash and cash equivalents at December 31, 2008 are liquid investments in cash with a commercial bank, investment grade securities, and money market accounts, which are held with financial institutions in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities
          Net cash used in operations was $16,205 for the year ended December 31, 2008. For the year ended December 31, 2007, the net cash used in operations was $11,049. For all periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
          Net cash provided by our investing activities was $1,021 for the year ended December 31, 2008 principally relating to the sale of marketable securities less the purchase of fixed assets. For the year ended December 31, 2007, net cash used in investing activities was $1,524 principally relating to the purchase of marketable securities, fixed assets and patent costs offset by the proceeds received from the sale and licensing of our DIFOTI® assets.
Cash Flows from Financing Activities
          Net cash provided by financing activities was $11,057 for the year ended December 31, 2008 and reflects the net proceeds received from our August 8, 2008 registered direct offering of common stock together with proceeds from the exercise of common stock options and warrants. For the year ended December 31, 2007, the net cash flows provided by financing activities was $10,830, which included net proceeds from a private placement of $10,716 in 2007.

Operating Capital and Capital Expenditure Requirements
          We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2008, we had an accumulated deficit of $60.8 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® system approval process, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind,® we will need to obtain additional funding. We believe that the net proceeds from our initial public offering, our November 2006 private placement, our August, 2007 private placement, our August 2008 registered direct offering, our current cash, cash equivalents and marketable securities and the interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into early 2010. If our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of current global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.
          Because of the numerous risks and uncertainties associated with the development of medical devices such as MelaFind®, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:
•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements; and

•	our sales model, which limits the capital cost of MelaFind® to the physician, thereby increasing the initial capital burden on us.

Contractual Obligations
          The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:
     Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Operating Leases	$458	$256	$202	$—	$—
Total	$458	$256	$202	$—	$—
          Our long-term obligations are two non-cancelable operating leases for space. The lease on 2,800 square feet of office space expires in January 2011. The lease on our laboratory, assembly, and office space, originally 4,950 square feet (expiring in June 2009) was amended in August 2007 to include an additional 2,500 square feet of office space (expiring in January 2011).
Related Party Transactions (see Note 9 of Notes to Financial Statements)
          For a description of our related party transactions, see our financial statements and the related notes to our financial statements included in this report.
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
Recently Adopted Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement relating to financial assets is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial statements. The provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for us on January, 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional SFAS 157 provisions will have on our financial statements.
Recent Accounting Pronouncements
          In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earning per share calculation. We do not expect that the adoption of FSP EITF 03-6-1 will have a material effect on our financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, earlier adoption is prohibited. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our financial statements.
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
          In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of these changes will be applicable to acquisitions on or after January 1, 2009.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
          Our exposure to market risk at December 31, 2008 is confined to our cash, cash equivalents and marketable securities. We invest in cash and certificates of deposit with a commercial bank, investment grade securities, and money market accounts. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash, cash equivalents and marketable securities will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the short-term nature of our investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Electro-Optical Sciences, Inc.
          We have audited the accompanying balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2007 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Optical Sciences, Inc., as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
February 26, 2009

ELECTRO-OPTICAL SCIENCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$19,196,589	$15,069,939
Marketable securities	1,719,905	390,512
Prepaid expenses and other current assets	411,554	375,612

Total Current Assets	21,328,048	15,836,063
Property and equipment, net	616,110	643,383
Patents and trademarks, net	118,138	94,908
Other assets	45,876	45,276

Total Assets	$22,108,172	$16,619,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $17,500 as of December 31, 2008)	$567,987	$634,394
Accrued expenses (includes related parties of $10,000 as of December 31, 2007	674,711	832,228
Deferred income	74,946	36,085
Other current liabilities	18,804	27,466

Total Current Liabilities	1,336,448	1,530,173

COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ Equity:
Preferred stock — $0.10 par value; authorized 10,000,000 shares:
Issued and outstanding: none	—	—
Common stock — $0.001 par value; authorized 30,000,000 shares:
Issued and outstanding 15,401,882 and 17,634,498 shares at December 31, 2007 and 2008, respectively.	15,402	17,634
Additional paid-in capital	63,930,689	75,845,953
Accumulated other comprehensive loss	(12,136)	(6,868)
Accumulated deficit	(43,162,231)	(60,767,262)

Total Stockholders’ Equity	20,771,724	15,089,457

Total Liabilities and Stockholders’ Equity	$22,108,172	$16,619,630

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Operating expenses:
Research and development	$7,574,744	$7,677,578	$12,507,959
General and administrative	4,525,789	5,400,371	5,766,238

Operating loss from continuing operations	(12,100,533)	(13,077,949)	(18,274,197)

Interest income	(728,053)	(1,054,130)	(467,587)
Other income, net	—	(58,567)	(201,579)

	(728,053)	(1,112,697)	(669,166)

Loss from continuing operations	(11,372,480)	(11,965,252)	(17,605,031)
Gain on sale and licensing of discontinued operations	781,003	27,808	—

Net loss	$(10,591,477)	$(11,937,444)	$(17,605,031)

Net income (loss) per common share, basic and diluted:
Continuing operations	$(1.01)	$(0.84)	$(1.08)
Discontinued operations	.07	—	—

Basic and diluted net loss per common share	$(0.94)	$(0.84)	$(1.08)

Basic and diluted weighted average number of common shares outstanding	11,293,783	14,220,466	16,282,176

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficiency)
Balance at January 1, 2006	10,837,833	$10,838	$38,934,420	$(62,610)		$(20,633,310)	$18,249,338

Exercise of options	135,450	136	87,929				88,065
Exercise of warrants	10,781	10	26,418				26,428
Amortization of deferred compensation				62,610			62,610
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)	2,312,384	2,312	12,503,075				12,505,387
Issuance of options to consultant			161,934				161,934
Share-based compensation expense			811,632				811,632
Net loss						(10,591,477)	(10,591,477)

Balance at December 31, 2006	13,296,448	$13,296	$52,525,408			$(31,224,787)	$21,313,917

Exercise of options	105,256	106	114,421				114,527
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)	2,000,178	2,000	10,713,847				10,715,847
Issuance of options to consultant			139,703				139,703
Share-based compensation expense			437,310				437,310
Other comprehensive income/(loss)					(12,136)		(12,136)
Net loss						(11,937,444)	(11,937,444)
Comprehensive loss (sub-total)							(11,949,580)

Balance at December 31, 2007	15,401,882	$15,402	$63,930,689		$(12,136)	$(43,162,231)	$20,771,724

Exercise of options	141,823	141	73,234				73,375
Exercise of warrants	2,342	2	10,584				10,586
Issuance of shares of common stock in connection with a public offering(net of expenses)	2,088,451	2,089	10,970,695				10,972,784
Share-based compensation expense			860,751				860,751
Other comprehensive income					5,268		5,268
Net loss						(17,605,031)	(17,605,031)
Comprehensive loss (sub-total)							(17,599,763)

Balance at December 31, 2008	17,634,498	$17,634	$75,845,953		$(6,868)	$(60,767,262)	$15,089,457

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Cash flows from operating activities:
Loss from continuing operations	$(11,372,480)	$(11,965,252)	$(17,605,031)
Gain on sale and licensing of discontinued operations	781,003	27,808	—

Net loss	(10,591,477)	(11,937,444)	(17,605,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(781,003)	(27,808)	—
Depreciation and amortization	138,358	223,706	308,977
Noncash compensation and amortization of deferred compensation	874,241	437,310	860,751
Amortization of unearned interest income-discontinued operations	—	(12,320)	—
Common stock options and warrants issued for consulting fees	161,934	139,703	—
Amortization of discount on marketable securities	—	(519)	519
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(132,694)	(67,920)	35,942
Increase in accounts payable and accrued expenses	196,193	124,800	223,924
(Decrease) increase in other current liabilities	(751)	2,727	8,662
(Increase) decrease in other assets	(6,146)	(6,118)	600
Increase (decrease) in deferred income	—	74,946	(38,861)

Net cash used in operating activities	(10,141,345)	(11,048,937)	(16,204,517)

Cash flows from investing activities:
Patent costs	(35,491)	(40,006)	—
Purchases of property and equipment	(508,547)	(252,847)	(313,020)
(Purchase) sale of marketable securities	—	(1,731,522)	1,334,142
Proceeds from sale and licensing of discontinued operations	500,000	500,000	—

Net cash (used in) provided by investing activities	(44,038)	(1,524,375)	1,021,122

Cash flows from financing activities:
Proceeds from private placements/public offering	13,180,598	11,501,023	11,909,057
Expenses related to private placement financing	(675,211)	(785,176)	(936,273)
Proceeds from exercise of stock options	88,065	114,527	73,375
Proceeds from exercise of stock warrants	26,428	—	10,586

Net cash provided by financing activities	12,619,880	10,830,374	11,056,745

Net increase (decrease) in cash and cash equivalents	2,434,497	(1,742,938)	(4,126,650)
Cash and cash equivalents at beginning of year	18,505,030	20,939,527	19,196,589

Cash and cash equivalents at end of year	$20,939,527	$19,196,589	$15,069,939

Supplemental Schedule of Noncash Investing and Financing Activities:
Receivable from sale and licensing of discontinued operations	$487,680	$—	$—
Unrealized loss (gain) on marketable securities	—	12,136	(5,268)
The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
Notes to Financial Statements
(In thousands, except for share and per share data)
1. Principal Business Activities and Summary of Significant Accounting Policies:
     Organization and Business
          Electro-Optical Sciences, Inc., a Delaware corporation (the Company), is focused on the development of a non-invasive, point-of-care instrument for assisting in the early diagnosis of melanoma. The Company has entered into a Protocol Agreement with the Food and Drug Administration (FDA) which is an agreement for the conduct of the pivotal clinical trial and establishment of the safety and effectiveness of the MelaFind® device. On October 12, 2006, the Company announced that the FDA informed the Company that when submitted, the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that upon filing our PMA, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, there can be no assurance that this will be the case. The data accrual phase of the MelaFind® pivotal trial was completed in the third quarter of 2008 and the image processing classification algorithms were finalized during the fourth quarter. At year end 2008, the databases were undergoing third-party statistical validation and the classification algorithms were undergoing software verification and validation. We are currently working to complete our pre-market approval application.
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
          At December 31, 2008, the Company has an accumulated deficit of $60.8 million and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005, private placements in November 2006 and August 2007, and a registered direct offering which closed August 8, 2008 (refer to Note 7, “Stockholders’ Equity,” for further details). With the exception of the additional funds that will be needed in order to achieve significant commercialization of MelaFind®, the Company believes that the proceeds from these transactions will permit the Company to fund its anticipated levels of operations through early 2010. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.
     Business Segments
          The Company’s operations are confined to one business segment: the design and development of MelaFind®.
     Cash and Cash Equivalents
          The Company’s cash is held in a nationally-chartered bank and the amount the Company currently maintains with this bank exceeds the current federal insurance limits provided by the Federal Deposit Insurance Company. The Company has not experienced any loss of its cash or interest income. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

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
          The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
     Revenue Recognition
          The Company has not received FDA approval for the sale of MelaFind® and has had no revenues from products other than from the sale of DIFOTI® products.
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
          In accordance with Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of January 1, 2007, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations and financial position.
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
     Financial Instruments
          The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities and accounts payable. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.
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

	Year Ended December 31,
	2006	2007	2008
Common stock options	1,689,412	1,812,084	2,069,080
Warrants	626,845	1,126,886	1,124,544

Total	2,316,257	2,938,970	3,193,624

     Comprehensive loss
          Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the year ended December 31, 2006, net loss was equal to comprehensive loss as there were no unrealized gains or losses on available-for-sale marketable securities at year end. For the year ended December 31, 2007, comprehensive loss was $11,949 which includes a net loss of $11,937 and an unrealized loss on available-for-sale marketable securities of $12. For the year ended December 31, 2008, comprehensive loss was $17,600 which includes a net loss of $17,605 and an unrealized gain on available-for-sale marketable securities of $5.
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
     Recent Accounting Pronouncements
          In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earning per share calculation. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material effect on the financial statements.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, earlier adoption is prohibited. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on the financial statements.
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

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB SFAS No. 141, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of the changes will be applicable to acquisitions on or after January 1, 2009.
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
2. Marketable Securities:
          The Company’s marketable securities consist of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of December 31, 2008, marketable securities consisted of:

	December 31, 2008
		Unrealized
	Fair Value	Gain (Loss)
Corporate debt securities	$391	$(7)
          As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
          The fair values of the Company’s marketable securities on hand at December 31, 2008 were measured using quoted prices in active markets for identical assets (Level 1).

3. Property and Equipment:
          Property and equipment, at cost, consists of the following:

	December 31,
			Estimated
	2007	2008	Useful Life
Leasehold improvements	$184	$186	Lease Term
Laboratory and research equipment	672	821	5 years
Office furniture and equipment	313	475	3-5 years

	1169	1482
Accumulated depreciation and amortization	553	839

	$616	$643

          Depreciation expense amounted to approximately $120, $201and $286 for the years ended December 31, 2006, 2007 and 2008, respectively.
4. Patents:
          Patents as shown in the accompanying balance sheets are net of accumulated amortization of $156 and $179 at December 31, 2007 and 2008, respectively. In connection with the discontinuance of DIFOTI® operations in April 2005, patents with a net book value of $71 had been reclassified as assets held for sale, and were subsequently written off in connection with the December 2006 sale and licensing agreement with KaVo. Amortization expense related to all non-DIFOTI® patents was approximately $18, $22 and $23 for the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense of currently held non-DIFOTI® patents is expected to amount to $15, $15, $15, $13 and $7 for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.
5. Commitments and Contingencies:
          The Company is obligated under two non cancelable operating leases for office space expiring June 2009 and January 2011. The leases are subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under these leases are as follows:

Year ended December 31,
2009	$256
2010	186
2011	16

$458

          Rent expense charged to operations amounted to approximately $255, $305 and $320 for the years ended December 31, 2006, 2007, and 2008, respectively.
          ASKION GmbH (“Askion”), located in Gera Germany, which specializes in precision optics, has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities.
          Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work was performed during 2007 and 2008 and is expected to continue on commercial MelaFind® units throughout 2009.
          The Company has an employment agreement with its President and Chief Executive Officer (Dr. Joseph Gulfo), which provides for a base salary, stock options, and discretionary performance bonuses. The agreement, which provides for automatic one year renewal terms, currently runs through the end of 2009. Effective March 1, 2008, the Company’s Board of Directors increased Dr. Gulfo’s annual base salary to $280 and awarded him a bonus of $65 (see also Note 8).
          The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

6. Employee Benefit Plan:
          The Company has a SIMPLE IRA defined contribution plan covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $42, $38 and $72 for the years ended December 31, 2006, 2007 and 2008, respectively.
7. Stockholders’ Equity
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
          However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Form S-3 were declared effective by the Securities and Exchange Commission (Registration No. 333-139056 and Registration No.333-145740) on February 12, 2007 and September 11, 2007, respectively.
          On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (file# 333-151935). Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed on August 8, 2008. The Company will require additional funds to achieve significant commercialization of MelaFind®.
          As of December 31, 2008, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding.

8. Stock-Based Compensation and Warrants:
     Stock Options
          The Company has one stock option plan under which the board of directors may currently grant incentives to employees, directors, consultants and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but no new grants may be made.
          Stock awards under the Company’s stock option plans have been granted at prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Stock Incentive Plan (2005 Plan), are generally time-based or performance-based options and vesting varies accordingly. Options under this plan expire up to a maximum of ten years from the date of grant. Since the Company adopted the 2005 Plan, awards may not be granted under the Company’s previous stock option plans.
          On October 10, 2008, the formula based option, issued in 2004 to Dr. Gulfo, from the Company’s 2003 Stock Incentive Plan for 743,283 shares, at an exercise price of $0.46 a share, was cancelled. On October 10, 2008, Dr. Gulfo was granted stock options for 900,000 shares of the Company’s common stock at an exercise price of $3.75 (the closing price on the grant date); 380,000 shares from the Company’s 2005 Plan previously approved for issuance by the Compensation Committee of the Board of Directors and the stockholders of the Company, and 520,000 shares from the Company’s 2005 Plan approved for issuance by the Compensation Committee of the Board of Directors subject to stockholder approval. The exercise of these 520,000 stock options is subject to the receipt of stockholder approval of the availability of these shares for issuance under the 2005 Plan, which is anticipated to be solicited in the Company’s 2009 Proxy Statement, but are deemed to have been granted outside the 2005 Plan until approved by the Company’s stockholders.
          Of the 900,000 common shares underlying these stock options granted to D. Gulfo, 180,000 shares vested immediately, 540,000 shares vest upon the Company receiving FDA approval of its PMA application for MelaFind®; and 180,000 shares vest in four equal annual installments commencing on the date of grant, the first anniversary of which is October 10, 2009. These 900,000 options expire ten years from the date of grant.
          The compensation expense recognized in the Statement of Operations during 2006, 2007 and 2008 for stock options and restricted stock awards amounted to $1,036, $577 and $861, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006, 2007,and 2008 was $88, $115 and $73, respectively.
          Details regarding the valuation and accounting for stock options are as follows:
          The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Year Ended
	December 31, 2006	December 31, 2007	December 31, 2008
Expected life	5 years	5 years	5-10 years
Expected volatility	60%	60%	60%
Risk-free interest rate	4.92 - 5.04	3.41 - 5.02	1.67 - 3.86%
Dividend yield	0	0	0
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

          At December 31, 2008, stock options to purchase 2,069,080 shares of common stock at exercise prices ranging from $.46 to $7.75 per share are outstanding and are exercisable at various dates through 2018. The total number of options exercisable at December 31, 2006, 2007, and 2008 was 588,284, 609,901and 768,403 respectively, with weighted average exercise prices of $2.47, $3.54 and $4.30 respectively.
          The status of the Company’s stock option plans during the periods indicated is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at January 1, 2006	1,115,415	$0.95	4.4	$4,935
Granted	748,822	5.56	4.1
Exercised	(135,450)	0.65	N/A
Forfeited or expired	(39,375)	6.76	N/A

Outstanding at December 31, 2006	1,689,412	2.88	4.2	7,331
Granted	277,407	3.11	3.9
Exercised	(105,256)	1.09	N/A
Forfeited or expired	(49,479)	5.24	N/A

Outstanding at December 31, 2007	1,812,084	2.96	3.5	4,167
Granted	1,165,539	3.61	8.2
Exercised	(141,823)	0.52	N/A
Forfeited or expired	(766,720)	0.52	N/A

Outstanding at December 31,2008	2,069,080	4.39	5.8	621

          During the years ended December 31, 2006 , 2007 and 2008 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.15, $4.11 and $ 2.89 respectively per share. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007and 2008 was $730, $558 and $664, respectively. The requisite service periods for options granted during 2006, 2007and 2008 for employees and consultants were four years.
          The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ .46	130,000	0.9 years	$.46	70,000	$.46
$ .47-$1.00	104,578	3.0 years	1.00	104,578	1.00
$1.01-$7.75	1,834,502	6.3 years	4.86	593,825	5.34

$ .01-$7.75	2,069,080	5.8 years	$4.39	768,403	$4.30

          As of December 31, 2008, of the total 2,069,080 options outstanding 1,300,677 have not vested. Of this total unvested amount 980,152 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. There was $3,300 of total unrecognized compensation cost related to unvested options, of which approximately $2,201 will be recognized upon PMA approval, $473 upon achievement of other milestones and $626 upon completion of the requisite service period over four years.
          The Company will be seeking stockholder approval for increasing the shares of common stock available for issuance pursuant to grants made under the 2005 Plan by 1,500,000 option shares, which includes 520,000 shares of common stock to cover the October 10, 2008 stock option grant to Dr. Gulfo. As of December 31, 2008 there were 402,651 shares available for future grants under the Company’s 2005 Plan.

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
     Warrants
          Warrants outstanding at December 31, 2008 include a 5-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004. Also outstanding at December 31, 2008 are 5-year warrants to purchase 52,646 shares of the Company’s common stock at an exercise price of $4.52 per share, which expire in 2009. These 52,646 warrants were converted from Series C preferred stock warrants upon completion of the initial public offering.
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
9. Related Party Agreements (see Note 5):
          The Company has in place the following consulting agreements with related parties.
Consulting Agreement with Breaux Castleman
          In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $29 in 2006, $24 in 2007 and $99 in 2008. This consulting agreement is terminable by either party on 30 days’ written notice.
     Consulting Agreement with Marek Elbaum, Ph.D.
          Effective May 31, 2005, the Company entered into a new consulting agreement with Marek Elbaum, PhD, the Company’s former President and Chief Science and Technology Officer. In consideration of the services as Chief Scientist to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one year period. Dr. Elbaum and the Company entered into an amended agreement effective June 1, 2007. Under the terms of the amended agreement, Dr. Elbaum will be paid a monthly fee of $9 through January 2009. Dr Elbaum’s contract was completed in January 2009.
     Consulting Agreement with Robert Friedman, M.D.
          During June 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant and medical advisor to the Company’s Board of Directors. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $42 in 2006, $58 in 2007 and $63 in 2008.
     Consulting Agreement with Gerald Wagner, Ph.D. (see also Note 8)
          Effective April 1, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former acting Chief Operating Officer.

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
          With the start of the pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $180 in 2006, $42.5 in 2007 and $70 in 2008.
10. Other Income (including gain on sale of discontinued operations):
          During March 2007, the Company entered into an agreement with L’Oreal to study the feasibility of using the Company’s novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to acquire an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option was extended and now expires on June 30, 2009. The laboratory and clinical research will be funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the Feasibility Program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program. During the years ended December 31, 2007 and 2008, the Company earned $59 and $141, respectively recorded as other income, to offset expenses incurred by EOS under the Feasibility Program with L’Oreal. Amounts received from L’Oreal in advance of being earned have been recorded as deferred income.
          During April 2005, the Company discontinued all operations associated with its DIFOTI® product, in order to focus its resources and attention on the development and commercialization of MelaFind®. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of the DIFOTI® business have been excluded from continuing operations and have been reported as discontinued operations. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo, a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Upon execution of the agreement, KaVo paid the Company $500, and made a second payment of $500 in July 2007. Beginning in 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum royalty payment, whichever is greater. Royalties, if any, will be recorded when earned. For the year ended December 31, 2008, the Company recorded minimum royalty income of $10.
          For the year ended December 31, 2006 the Company recorded a gain of $781 on the sale and licensing of its remaining DIFOTI® assets based upon the cash proceeds and the discounted value of the second payment.
          For the year ended December 31, 2007, the Company recorded a gain of $28 on the sale of its discontinued operations. Costs associated with the 2006 transaction with KaVo were lower than expected and the December 31, 2006 accrual to capture these expenses was partially reversed in 2007.
11. Income Taxes:
          Because the Company has incurred net losses, it has not provided for income taxes for the years ended December 31, 2006, 2007 and 2008.

          The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2006	2007	2008
Computed expected tax benefit	$(3,866)	$(4,068)	$(5,986)
State tax benefit, net of federal effect	(682)	(718)	(1,056)
Increase in the valuation allowance	4,548	4,786	7,042

Provision for income taxes	$—	$—	$—

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	December 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$8,409	$10,389
Capitalized research and developmental costs	7,094	11,868
Non-cash compensation	1,064	1,352

Total deferred tax assets	16,567	23,609
Less valuation allowance	(16,567)	(23,609)

Net deferred tax assets	$—	$—

          In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2007 and 2008. The Company’s valuation allowance against its deferred tax assets increased by $4,548, $4,786 and $7,042 for the years ended December 31, 2006, 2007 and 2008, respectively.
          The Company has net operating loss carryforwards of approximately $23.6 million to offset future taxable income. The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future. However, any future equity raise by the Company may limit the use of these net operating loss carryforwards.
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
          The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits which would favorably affect the effective tax rate if recognized in future periods, or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The earliest open tax year subject to examination is 2005.

12. Quarterly Operating Results (Unaudited)
          The following is a summary of operating results by quarter for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2008
Loss from continuing operations	$(4,277)	$(4,951)	$(4,200)	$(4,177)
Net Loss	$(4,277)	$(4,951)	$(4,200)	$(4,177)
Basic and diluted net loss per share of common stock	$(0.28)	$(0.32)	$(0.25)	$(0.23)
2007
Loss from continuing operations	$(2,994)	$(3,096)	$(2,709)	$(3,166)
Gain on sale of discontinued operations				28
Net Loss	$(2,994)	$(3,096)	$(2,709)	$(3,138)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.23)	$(0.18)	$(0.20)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          Not applicable.
Item 9A. Controls and Procedures.
     Evaluation of disclosure controls and procedures
          Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2008.
          Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control Over Financial Reporting.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC, ''internal control over financial reporting procedures’’ is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
          Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.
          Eisner LLP, the independent registered public accounting firm, have issued their report on our internal control over financial reporting as of December 31, 2008. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Electro-Optical Sciences, Inc.
          We have audited Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions, and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, the Electro-Optical Sciences, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2007 and December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.
/s/ Eisner LLP
New York, New York
February 26, 2009

     Change in internal control over financial reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
          The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated in this report by reference.
Item 11. Executive Compensation
          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ,
          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
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

EXHIBIT INDEX

Exhibit
Number		Exhibit Title
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2		Third Amended and Restated Bylaws of the Registrant.(2)
4.1		Specimen Stock Certificate.(2)
4.2		Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)
4.3		Form of Warrant.(7)
4.4		Form of Warrant.(13)
10	.1*	Form of Indemnification Agreement for directors and executive officers.(2)
10	.2*	1996 Stock Option Plan.(3)
10	.3*	2003 Stock Incentive Plan, as amended.(3)
10	.4*	2005 Stock Incentive Plan.(2)
10	.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)
10.6		Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)
10.7		Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)
10.8		First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)
10.9		Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)
10.10		Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)
10	.11*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)
10.12		Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)
10.13		Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)
10.14		Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)
10	.15*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)
10	.16*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)
10	.17*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)
10.18		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.19		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.20		Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10.21		Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)
10	.22*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)
10.23		Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007.(12)
10.24		Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10.25		Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10.26		Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York. (14)

Exhibit
Number		Exhibit Title
10.27		Placement Agency Agreement by and between the Registrant and Needham & Company, LLC, dated as of July 31, 2008.(15)
10.28		Form of Subscription Agreement between and Registrant and each investor.(15)
21	.1#	Subsidiaries of Registrant.
23	.1#	Consent of Eisner LLP
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006. Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

#	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-OPTICAL SCIENCES, INC.

By:	/s/ Joseph V. Gulfo, M.D.

Joseph V. Gulfo, M.D. President and Chief Executive Officer (Principal Executive Officer)
Dated: March 2, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ Breaux Castleman Breaux Castleman	Chairman of the Board of Directors	March 2, 2009

/s/ Sidney Braginsky Sidney Braginsky	Director	March 2, 2009

/s/ George C. Chryssis George C. Chryssis	Director	March 2, 2009

/s/ Martin D. Cleary Martin D. Cleary	Director	March 2, 2009

/s/ Dan W. Lufkin Dan W. Lufkin	Director	March 2, 2009

/s/ Gerald Wagner, PhD. Gerald Wagner, PhD.	Director	March 2, 2009