Form 10-Q
period 2009-06-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2009-07-24
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐   No ☑
As of July 22, 2009, 20,086,122 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$7,746,799	$15,069,939
Marketable securities	—	390,512
Prepaid expenses and other current assets	303,741	375,612

Total Current Assets	8,050,540	15,836,063
Property and equipment, net	577,676	643,383
Patents and trademarks, net	88,958	94,908
Deferred offering costs	199,523	—
Other assets	46,339	45,276

Total Assets	$8,963,036	$16,619,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $7,500 as of June 30, 2009 and $17,500 as of December 31, 2008)	$422,245	$634,394
Accrued expenses	891,308	832,228
Deferred income	—	36,085
Other current liabilities	20,791	27,466

Total Current Liabilities	1,334,344	1,530,173

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 17,686,122 shares at June 30, 2009 and 17,634,498 at December 31, 2008	17,686	17,634
Additional paid-in capital	76,202,952	75,845,953
Accumulated other comprehensive loss	—	(6,868)
Accumulated deficit	(68,591,946)	(60,767,262)

Stockholders’ Equity	7,628,692	15,089,457

Total Liabilities and Stockholders’ Equity	$8,963,036	$16,619,630

*	Derived from the audited balance sheet as of December 31, 2008
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$2,300,602	$3,623,990	$4,835,016	$6,669,083
General and administrative	1,571,812	1,474,679	3,098,552	2,914,474

Operating loss	(3,872,414)	(5,098,669)	(7,933,568)	(9,583,557)
Interest income	9,285	92,626	34,768	274,598
Other income	28,031	54,772	74,116	80,858

Net loss:	$(3,835,098)	$(4,951,271)	$(7,824,684)	$(9,228,101)

Basic and diluted net loss per common share	$(0.22)	$(0.32)	$(0.44)	$(0.60)

Basic and diluted weighted average number of common shares outstanding	17,656,686	15,407,137	17,646,067	15,404,510

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,824,684)	$(9,228,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,338	144,309
Non-cash compensation	225,844	179,575
Amortization of discount on marketable securities	—	882
Changes in operating assets and liabilities:
Increase in other assets	(1,063)	—
Decrease in prepaid expenses and other current assets	71,871	259,320
(Decrease) increase in accounts payable and accrued expenses	(153,069)	676,551
Decrease in deferred income	(36,085)	(49,708)
(Decrease) increase in other current liabilities	(6,675)	3,131

Net cash used in operating activities	(7,560,523)	(8,014,041)

Cash flows from investing activities:
Purchases of property and equipment	(91,681)	(278,133)
Sale of marketable securities	397,380	833,904

Net cash provided by investing activities	305,699	555,771

Cash flows from financing activities:
Proceeds from exercise of stock options	30,707	14,070
Proceeds from exercise of stock warrants	100,500	10,586
Costs related to Committed Equity Financing Facility	(199,523)	—

Net cash (used in) provided by financing activities	(68,316)	24,656

Net decrease in cash and cash equivalents	(7,323,140)	(7,433,614)
Cash and cash equivalents at beginning of period	15,069,939	19,196,589

Cash and cash equivalents at end of period	$7,746,799	$11,762,975

Supplemental Schedule of Non-cash Investing and Financing Activities
Unrealized gain on marketable securities	$6,868	$8,735

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
On June 3, 2009, the Company submitted the MelaFind® premarket approval, or PMA, application to the U.S. Food and Drug Administration (“FDA”), which the FDA has previously indicated will receive expedited review. Expedited review means that upon filing the PMA application, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, the Company can provide no assurances that this will be the case. If and when obtaining approval from the FDA, the Company plans to launch MelaFind® commercially in the United States.
To date the Company has not generated any revenues from MelaFind®.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering (“IPO”) on October 28, 2005, two private placements: (one that closed in November 2006 and a second that closed in August 2007) and a registered direct offering which closed August 8, 2008.
On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”), with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and various other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for one or more individual sales enabling it to use all or any portion of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share, with a Black Scholes Fair Value of $678 (refer to Note 10 for further details). A registration statement on Form S-3 was declared effective on May 22, 2009, on which 3,527,000 shares of common stock were registered for resale if and when acquired by Kingsbridge under the CEFF and its warrant.

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
As of June 30, 2009, the Company’s total of cash, cash equivalents and marketable securities was $7.7 million. On July 22, 2009 the Company closed a registered direct offering with aggregate net proceeds to the Company of approximately $13.7 million. (Also see note 14.) The Company will require additional funds to fully commercialize MelaFind®. There can be no assurances that the Company will be able to raise financing as needed from time to time, whether under the Kingsbridge Capital Limited CEFF or by other types of securities offerings. Funds that become available may not be on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
2. MARKETABLE SECURITIES
The Company’s marketable securities consist of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of June 30, 2009, the Company did not hold any marketable securities.
The Company evaluates declines in the fair value of its investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. As of June 30, 2009, the Company did not hold any marketable securities.
For the three months ended June 30, 2009, comprehensive loss was $3,830 which includes a net loss of $3,835 and an unrealized gain on available-for-sale marketable securities of $5. For the three months ended June 30, 2008, comprehensive loss was $4,939, which includes a net loss of $4,951 and an unrealized gain on available-for-sale marketable securities of $12.

For the six months ended June 30, 2009, comprehensive loss was $7,818 which includes a net loss of $7,825, and an unrealized gain on available-for-sale marketable securities of $7. For the six months ended June 30, 2008, comprehensive loss was $9,219, which includes a net loss of $9,228 and an unrealized gain on available-for-sale marketable securities of $9.
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
5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. This new standard establishes a new financial statement disclosure requirement to disclose the date events that occur after the balance sheet date but, before the report is issued or available to be issued. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009 (See Note 14). Prior to issuance of this statement, the primary guidance on subsequent events was in the auditing standards. The adoption of SFAS did not have any impact on the Company.
On April 1, 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date. This FSP is effective for acquisitions occurring after January 1, 2009. The adoption of this FSP did not have any impact on the Company, and its future impact will be dependent upon the specific terms of future business combinations, if any.
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
6. RECENT ACCOUNTING PRONOUNCEMENTS
On June 29, 2009, the FASB issued FASB Statement No. 168, the “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes that the adoption of Statement 168 will not have any significant impact on the Company’s financial statement disclosures.
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

	June 30,
	2009	2008
Common stock options	2,007,473	1,901,660
Warrants	1,307,669	1,124,544

Total	3,315,142	3,026,204

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
The compensation expense recognized in the Statement of Operations in the second quarter of 2009 and 2008 for stock options amounted to $107 (of which $4 relates to performance milestones) and $68 (of which $20 relates to performance milestones), respectively. For the six months ended June 30, 2009 and 2008, compensation expense for stock options amounted to $226 (of which $13 relates to performance milestones) and $180 (of which $53 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended June 30, 2009 and 2008 were $129 and $25, respectively, and for the six month periods ended June 30, 2009 and 2008, $131 and $25, respectively.
The fair value of each option award granted after the adoption of SFAS 123R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Six Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2008
Expected life	5 years	5 years
Expected volatility	60%	60%
Risk-free interest rate	1.69-2.54%	2.95-3.72%
Dividend yield	0%	0%
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is calculated on closing price volatility based on daily closing prices from the Company’s IPO to June 30, 2009, which approximates implied volatility from other publicly-traded stock that was established at the time of our IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
On October 10, 2008, a formula-based option, issued in 2004 to Dr. Gulfo, President and CEO, from the Company’s 2003 Stock Incentive Plan for 743,283 shares, at an exercise price of $0.46, was cancelled. On October 10, 2008, Dr. Gulfo was granted ten year stock options for an aggregate of 900,000 shares of the Company’s common stock at an exercise price of $3.75 a share (the closing price on the grant date); of which 520,000 shares were from the 2005 Plan approved for issuance by the Compensation Committee of the Board of Directors subject to stockholder approval. That approval was given at the Company’s Annual Meeting of Stockholders held May 22, 2009, when the stockholders approved an amendment to the 2005 Plan increasing the aggregate number of shares of common stock available under the plan by 1,500,000.
At June 30, 2009, stock options to purchase 2,007,473 shares of common stock at exercise prices ranging from $0.46 to $8.32 per share were outstanding and exercisable at various dates through 2018.
During the three and six months ended June 30, 2009, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $3.58 and $3.20, respectively. For the three and six month periods ended June 30, 2008, the weighted average fair value of options granted was $4.04 and $2.63, respectively.
For the three and six months ended June 30, 2009, the total intrinsic value of options exercised was $215 and $235, respectively. For the three and six months ended June 30, 2008, the total intrinsic value of options exercised was $118.

The status of the Company’s stock option plans at June 30, 2009 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2008	2,069,080	$4.39	5.8
Granted	28,000	3.20	4.8
Exercised	(36,107)	0.85	—
Forfeited or expired	(53,500)	4.35	—

Outstanding at June 30, 2009	2,007,473	$4.48	5.4	$6,644

Vested and exercisable at June 30, 2009	833,285	$4.52	3.6	$2,726

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	105,000	0.5 years	$.46	80,000	$.46
$.47-$1.00	78,471	2.8 years	$1.00	78,471	$1.00
$1.01-$8.32	1,824,002	5.8 years	$4.86	674,814	$5.41

$.01-$8.32	2,007,473	5.4 years	$4.48	833,285	$4.52

As of June 30, 2009, of the total 2,007,473 options outstanding, 1,174,188 have not vested. Of this total unvested amount, 872,163 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period.
As of June 30, 2009, of the $3,053 of total unrecognized compensation cost related to unvested options to be recognized, $2,593 is to be recognized over a period to be determined by performance-based milestones, and $460 is to be recognized through 2014 as determined by service-based milestones.
As of June 30, 2009, there were 1,393,151 shares available for future grants under the Company’s 2005 Plan.
9. COMMITMENTS AND CONTINGENCIES
The Company is party to a non-cancelable operating lease for office space expiring January 2011. The lease is subject to escalations for increases in operating expenses. A second lease for office and laboratory space that expired June 30, 2009 has been continued on a month-to-month basis.
On July 14, 2009, the Company entered into a new lease agreement for office and laboratory space. (See Note 14). The approximate aggregate minimum future payments under the existing leases and this new lease, which will be effective no later than January 1, 2010, are due as follows:

2009	2010	2011	2012	2013	2014-16

$169	$356	$384	$412	$441	$1,329
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with production and development activities throughout 2009.

In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting services for the MelaFind® units. The Company expects Carl Zeiss Jena GmbH to continue to supply lenses and assemblies through ASKION for commercialization units throughout 2009.
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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million, of which approximately $28.1 million remains as of June 30, 2009. The SEC declared the registration statement effective on July 7, 2008. Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed August 8, 2008.

On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”), with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock prior to May 7, 2012, subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and various other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for one or more individual sales enabling it to use all or any portion of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share. Legal, accounting, and other costs associated with this agreement approximating $200 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
On July 16, 2009, the Company completed, pursuant to the Company’s shelf registration statement on form S-3, a registered direct offering of 2,400,000 shares of the Company’s common stock, with a select group of institutional investors. The aggregate gross proceeds from the offering was $15 million (net proceeds of approximately $13.7 million). The offering closed July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock (See Note 14).
As of June 30, 2009, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized with no shares issued and outstanding.
11. WARRANTS
Warrants outstanding at June 30, 2009 include a 5-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, which expires in November of 2009. Also outstanding at June 30, 2009, are 5-year warrants to purchase an aggregate of 52,646 shares of the Company’s common stock at an exercise price of $4.52 per share, which expire in November of 2009. These 52,646 warrants were converted from Series C preferred stock warrants upon completion of the initial public offering (IPO).
In connection with the Company’s IPO which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share, which became exercisable on October 28, 2006, and expire November of 2010. At June 30, 2009, 148,125 of these warrants remain outstanding.
Additionally, as previously discussed, in connection with the Company’s two private placement financings the following warrants have been granted and remain outstanding as of June 30, 2009:
Financing that closed November 3, 2006: warrants to purchase up to 346,857 shares of the Company’s common stock were issued. At June 30, 2009, 331,857 of these warrants remain outstanding. These warrants are five-year warrants with an exercise price of $6.70 per share,

Financing that closed August 3, 2007: warrants to purchase up to 500,041 shares of the Company’s common stock were issued. At June 30, 2009, 500,041 of these warrants remain outstanding. The warrants are five-year warrants with an exercise price of $8.00 per share.
In connection with the May 7, CEFF with Kingsbridge, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share, with a Black Scholes Fair Value of $678.
Cash received for warrants exercised during both the three and six months ended June 30, 2009 and 2008 was $101 and $11 respectively.
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:

Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 in each of the three month periods ended June 30, 2009 and 2008 and $12 in each of the six month periods ended June 30, 2009 and 2008. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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
This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made payments to Dr. Friedman totaling $22.5 for the three month period ending June 30, 2009, and $40 for the six month period ending June 30, 2009. The Company made payments to Dr. Friedman totaling $15 for the three month period ending June 30, 2008, and $27.5 for the six month period ending June 30, 2008.
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
With the start of the Company’s pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 in the three month period and $15 in the six month period ended June 30, 2009. The Company incurred consulting costs pursuant to this agreement of $17.5 in the three month period and $25 in the six month period ended June 30, 2008.

Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months and has subsequently been extended for another three month period, and may be terminated by either party with 30 day’s notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During both the three and six month periods ended June 30, 2009, Ms. Egger was paid $19 under this agreement.
13. OTHER INCOME
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option was set to expire on the earlier to occur of six months after the completion of the Feasibility Plan, as defined in the agreement, or August 31, 2008. The Company and L’Oreal mutually agreed to extend the period of this option until June 30, 2009. On December 16, 2008, L’Oreal and the Company agreed on a second amendment to the agreement, for a new three month study. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the feasibility program, and will reimburse EOS for expenses incurred by EOS with respect to the feasibility program. At March 31, 2009, the work to be carried out under the agreement was completed. During the three and six month periods ended June 30, 2009, the Company earned $0 and $34, respectively, from L’Oreal as other income under the feasibility program. During the three and six month periods ended June 30, 2008, the Company earned $42 and $52, respectively.
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the year ended December 31, 2008, the Company earned $10 as the pro rated portion of the minimum royalty. For the three and six month periods ended June 30, 2009, the Company accrued royalty income of $5 and $10, respectively.
14. SUBSEQUENT EVENTS
The following are subsequent events of the Company during the period of July 1, 2009 to July 24, 2009:
On July 14, 2009, the Company entered into a seven year lease agreement for 19,957 square feet of office and laboratory space in Irvington, NY replacing the 10,300 square feet of space currently occupied by the Company. The new lease will take effect no later than January 1, 2010. The Company will continue to occupy space under the building leases in effect as of June 2009 until the new space is ready for occupancy.
On July 16, 2009, the Company completed, pursuant to the Company’s shelf registration statement on form S-3, a registered direct offering of 2,400,000 shares of the Company’s common stock, with a select group of institutional investors. The aggregate gross proceeds from the offering was $15 million (net proceeds of approximately $13.7 million). The offering closed July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock.

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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of June 30, 2009, we had an accumulated deficit of $68.6 million. We expect to continue to spend significant amounts on the development of MelaFind®.
Our revenue for the foreseeable future will depend on the approval and commercialization of MelaFind® and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based on the timing of activities and approvals.
On February 13, 2009, the Company announced that a third-party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. This blinded study was conducted at seven clinical sites and included 1,831 pigmented skin lesions from 1,383 patients. On June 3, 2009, the Company submitted the MelaFind® Pre-Market Approval Application to the FDA. If and upon obtaining approval from the FDA, the Company plans to launch MelaFind® commercially in the United States.

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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008. Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed August 8, 2008.
On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”), with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and various other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for one or more individual sales enabling it to use all or any portion of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share (refer to Note 10 for further details). A registration statement on Form S-3 was declared effective on May 22, 2009, on which 3,527,000 shares of common stock were registered for resale if and when acquired by Kingsbridge under the CEFF and its warrant.
On July 16, 2009, the Company completed, pursuant to the Company’s shelf registration statement on form S-3, a registered direct offering of 2,400,000 shares of the Company’s common stock, with a select group of institutional investors. The aggregate gross proceeds from the offering was $15 million (net proceeds of approximately $13.7 million). The offering closed July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock.
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
As of June 30, 2009, the Company’s total of cash, cash equivalents was $7.7 million. The proceeds from the July 2009 registered direct offering, combined with existing cash balances and the availability of the Kingsbridge CEFF, will allow the Company to fund anticipated levels of operations into 2011. The Company will require additional funds to fully commercialize MelaFind®. There can be no assurances that the Company will be able to raise financing as needed from time to time, whether under the Kingsbridge Capital Limited CEFF or by other types of securities offerings. Funds that become available may not be on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
Our cash and cash equivalents at June 30, 2009 are liquid investments in money market accounts and deposits with a commercial bank, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities (in thousands)
Net cash used in operations was $7,561, for the six months ended June 30, 2009. For the corresponding period in 2008, net cash used in operations was $8,014. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the six months ended June 30, 2009, there was $306 net cash provided by our investing activities, principally related to the redemption of marketable securities. For the corresponding period in 2008, net cash provided by our investing activities was $556 and was principally related to the redemption of marketable securities offset by the purchase of information technology and manufacturing related equipment in support of MelaFind®.
Cash Flows from Financing Activities
For the six months ended June 30, 2009, net cash used in financing activities was $68. Cash received from the exercise of options and warrants of $131 was offset by $199 of deferred offering costs related to the May 7, 2009 CEFF transaction. For the six months ended June 30, 2008 net cash provided by financing activities was $25, representing the exercise of options and warrants
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2009, we had an accumulated deficit of $68.6 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.
If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research and development and commercialization activities, which could harm our business.
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
Contractual Obligations (in thousands)
The Company is party to a non-cancelable operating lease for 2,800 and 2,500 square feet of office space expiring January 2011. The lease is subject to escalations for increases in operating expenses. A second lease for 5,000 square feet of office and laboratory space, that expired June 30, 2009, has been continued on a month-to-month basis.
On July 14, 2009, the Company entered into a new lease agreement for 19,957 square feet of office and laboratory space. (See Note 14). The following table summarizes our outstanding contractual obligations as of June 30, 2009, adjusted to give effect to the July 14, 2009 lease agreement.

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$3,091	$346	$768	$876	$1,101
Results of Operations (in thousands)
Through the first six months of 2009, the Company announced positive top line results from the pivotal clinical trial, submitted the MelaFind® PMA to the FDA, continued the development of processes and equipment to allow for the efficient manufacturing of MelaFind®, and focused on increasing corporate capabilities to meet the needs of product launch.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Research and Development Expense
Research and development expense overall decreased 37% for the three month period ended June 30, 2009 compared to the same period ended June 30, 2008. The R&D costs were refocused from clinical to regulatory principally attributable to:
•	clinical studies costs — in the second quarter of 2009 the pivotal trial study sites were shut down leaving only ongoing data acquisition sites. In the second quarter of 2008, all sites of the pivotal clinical trial data acquisition phase were fully engaged. Clinical studies costs decreased $998.

•	quality and regulatory costs — were increased in the second quarter of 2009 as we intensified activities resulting in our PMA submission, making extensive use of consultants to assist in this process. In the second quarter of 2008, we were not near the completion of the pivotal clinical trial process. Quality and regulatory costs increased $310 period to period.

•	development activities — in the second quarter of 2009, we experienced a significant decrease in design and process development costs for MelaFind® as the product had become defined and finalized through the more extensive development efforts of 2008. Development costs decreased $622.

General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and development of a commercial infrastructure to market and sell MelaFind®.
General and Administrative expense for the three months ended June 30, 2009 increased 7% as compared to the same period ended June 30, 2008. This increase is reflective of an increase in reimbursement consulting, recruiting fees, and temporary help costs.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Research and Development Expense
Research and development expense overall decreased 28% for the six month period ended June 30, 2009 compared to the same period ended June 30, 2008. The R&D costs were refocused from clinical to regulatory principally attributable to:
•	clinical studies costs — in the first six months of 2009 we closed down the pivotal clinical trial study sites which, in the same period in 2008 were fully engaged. Clinical studies costs decreased $1,615 from the prior period.

•	quality and regulatory — the six month cost level was increased in 2009 as we intensified activities resulting in PMA submission, making extensive use of consultants to assist in this process. In the first six months of 2008, we were not near the completion of the pivotal clinical trial process. Quality and regulatory costs increased $653 over the prior period.

•	development activities — in the first six months of 2009, we experienced a significant decrease in design costs and process development for MelaFind® as the product had become defined and finalized through the more extensive development efforts of 2008. Development costs decreased $856 from the prior period.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and development of a commercial infrastructure to market and sell MelaFind®.
General and Administrative expense for the six months ended June 30, 2009 increased 6% as compared to the same period ended June 30, 2008. This increase is reflective of:
•	pre-marketing activities accelerated throughout the first six months of 2009 following announcement of positive top-line results from the pivotal clinical trial through submission of the MelaFind® PMA. There were limited pre-marketing efforts during the six month period ended June 30, 2008, while the data acquisition phase of the pivotal clinical trial continued. Pre-marketing expenses increased $78 over the prior period.

•	increased investor relations costs primarily associated with disclosure requirements and other activities involving investor notification, such as the release of top-line results from our pivotal clinical trial and the submission of our PMA. Investor relations expenses increased $51 over the prior period.

•	other administrative costs were higher in the six months of 2009 primarily due to the increased level of overall administrative activity as the Company moved towards PMA submission. Other administrative costs increased $55 from the prior period.

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
Recently Adopted Accounting Pronouncements
In May 2009, FASB issued SFAS No. 165, “Subsequent Events” This new standard establishes a new financial statement disclosure requirement to disclose the date events that occur after the balance sheet date but, before the report is issued or available to be issued.. This requirement is effective for statements issued for interim and annual periods ending after June 15, 2009 (See Note 14). Prior to issuance of this statement, the primary guidance on subsequent events was in the auditing standards. The adoption of SFAS did not have any impact on the Company.
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
Recent Accounting Pronouncements
On June 29, 2009, the FASB issued FASB Statement No. 168, the “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM (Codification) to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes that the adoption of Statement 168 will not have any significant impact on the Company’s financial statement disclosures.
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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2008. In addition, the following risk factors have materially changed during the six months ended June 30, 2009:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three and six months ended June 30, 2009 was approximately $3.8 million and $7.8 million, respectively, and as of June 30, 2009, we had an accumulated deficit of approximately $68.6 million. Our research and development expenses may increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of June 30, 2009, we had $7.7 million in cash and cash equivalents. On July 22, 2009, we closed a registered direct offering with aggregate gross proceeds of $15 million and net proceeds to the Company of approximately $13.7 million. Our operations have consumed substantial amounts of cash for each of the last eight years. The Company will require additional funds to pursue regulatory approvals and to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise financing as needed from time to time, whether under the Kingsbridge Capital Limited CEFF or by other types of securities offerings.

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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and June 30, 2009, our stock price has ranged from $2.29 to $9.99 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 7, 2009, the Company entered into a Committed Equity Financing Facility arrangement, or CEFF, with Kingsbridge Capital Limited (Kingsbridge) in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of common stock, through May 7, 2012. Under the terms of the CEFF, the Company is not obligated to utilize any portion of the CEFF. The Company has access, at its discretion, to the funds through the sale of newly-issued restricted shares of the Company’s common stock.

The funds that can be raised under the CEFF over the three year term will depend on the Company satisfying for individual sales specified contractual limitations, conditions precedent and regulatory obligations. The Company may sell common stock to Kingsbridge under the CEFF at discounts ranging from 6 to 10 percent of the Volume Weighted Average Price (VWAP ); the discount depending on the VWAP of the Company’s common stock during the applicable pricing period. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 200,000 shares of the Company’s common stock at an exercise price of 150% of the 5-day average closing bid price at the subscription date. The warrant will become exercisable on November 7, 2009, the six-month anniversary of the date of the Purchase Agreement (May 7, 2009), and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. Pursuant to the CEFF and as a condition to the stock issuance, the Company is obligated to have effective a registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant. Legal fees of up to $75 and broker fees of $75 will be paid under this agreement. In addition, the Company must pay Kingsbridge $12.5 per quarter for each quarter a drawdown of at least 2% of the Company’s market capitalization is not completed.
The Company filed a resale registration statement with the Securities and Exchange Commission on Form S-3 to reserve up to approximately 3,527,000 of its authorized common shares to be available for purchase under this financing arrangement. The registration statement was declared effective by the SEC on May 22, 2009.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The 2009 Annual Meeting of Stockholders of the Company was held on May 22, 2009.
Our stockholders voted on proposals to elect directors, ratify the selection by the audit committee of our Board of Directors of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, and approve an amendment to the Company’s 2005 Stock Incentive Plan increasing the aggregate number of shares available under the plan to 3,224,028.
All nominees for election to the Board as Directors were elected to serve until the 2010 Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until such director’s earlier death, resignation or removal. The stockholders also ratified the selection of the independent registered public accounting firm by the audit committee of our Board of Directors, and voted to approve an amendment to our Stock Incentive Plan. The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Proposal 1	Shares For	Shares Withheld
Election of Directors
Joseph V. Gulfo, MD	13,506,712	65,642
Breaux Castleman	12,621,292	951,062
Sidney Braginsky	13,491,577	80,777
Gorge C. Chryssis	13,503,255	69,099
Martin D. Cleary	13,495,254	77,100
Dan W. Lufkin	13,500,005	72,349
Gerald Wagner, Ph.D.	12,876,014	696,340

Proposal 2	Shares For	Shares Against	Shares Abstaining
Ratification of Eisner LLP	13,499,262	50,379	22,715
Proposal 3
Authorization of amendment to Stock Incentive Plan	6,330,093	709,335	37,975
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

Date: July 24, 2009

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