Form 10-Q
period 2009-09-30
ELECTRO OPTICAL SCIENCES INC /NY
filed 2009-11-09
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐ No ☑
As of November 5, 2009, 22,247,829 shares of the Registrant’s common stock were outstanding.

Electro-Optical Sciences, Inc.

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$24,779,013	$15,069,939
Marketable securities	—	390,512
Prepaid expenses and other current assets	410,517	375,612

Total Current Assets	25,189,530	15,836,063
Property and equipment, net	663,763	643,383
Patents and trademarks, net	85,983	94,908
Deferred offering costs	140,407	—
Other assets	48,000	45,276

Total Assets	$26,127,683	$16,619,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $13,906 as of September 30, 2009 and $17,500 as of December 31, 2008)	$838,669	$634,394
Accrued expenses	658,007	832,228
Deferred income	—	36,085
Other current liabilities	28,835	27,466

Total Current Liabilities	1,525,511	1,530,173

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 21,002,269 shares at September 30, 2009 and 17,634,498 at December 31, 2008	21,002	17,634
Additional paid-in capital	98,220,977	75,845,953
Accumulated other comprehensive loss	—	(6,868)
Accumulated deficit	(73,639,807)	(60,767,262)

Stockholders’ Equity	24,602,172	15,089,457

Total Liabilities and Stockholders’ Equity	$26,127,683	$16,619,630

*	Derived from the audited balance sheet as of December 31, 2008
See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating expenses:
Research and development	$2,801,208	$3,325,122	$7,636,224	$9,994,205
General and administrative	2,262,571	1,043,111	5,361,123	3,957,585

Operating loss	(5,063,779)	(4,368,233)	(12,997,347)	(13,951,790)
Interest income	7,589	105,569	42,357	380,167
Other income	8,329	62,752	82,445	143,610

Net loss:	$(5,047,861)	$(4,199,912)	$(12,872,545)	$(13,428,013)

Basic and diluted net loss per common share	$(0.26)	$(0.25)	$(0.70)	$(0.85)

Basic and diluted weighted average number of common shares outstanding	19,760,367	16,678,852	18,358,579	15,832,391

See accompanying notes to the financial statements

ELECTRO-OPTICAL SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,872,545)	$(13,428,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,599	225,825
Non-cash compensation	410,621	248,140
Amortization of discount on marketable securities	—	519
Changes in operating assets and liabilities:
Increase in other assets	(2,724)	—
(Increase) decrease in prepaid expenses and other current assets	(34,904)	263,072
Increase in accounts payable and accrued expenses	30,054	685,286
Decrease in deferred income	(36,085)	(72,861)
Increase in other current liabilities	1,369	8,642

Net cash used in operating activities	(12,270,615)	(12,069,390)

Cash flows from investing activities:
Purchases of property and equipment	(245,054)	(298,733)
Proceeds from sale of marketable securities	397,380	934,347

Net cash provided by investing activities	152,326	635,614

Cash flows from financing activities:
Proceeds from exercise of stock options	167,807	34,770
Proceeds from exercise of stock warrants	121,672	10,586
Proceeds from registered direct offering-financing	15,000,000	11,909,057
Expenses relating to registered direct offering-financing	(1,249,593)	(941,438)
Proceeds from Committed Equity Financing Facility	7,977,000	—
Expenses relating to Committed Equity Financing Facility	(189,523)	—

Net cash provided by financing activities	21,827,363	11,012,975

Net increase (decrease) in cash and cash equivalents	9,709,074	(420,801)
Cash and cash equivalents at beginning of period	15,069,939	19,196,589

Cash and cash equivalents at end of period	$24,779,013	$18,775,788

Supplemental Schedule of Non-cash Investing and Financing Activities
Unrealized gain on marketable securities	$6,868	$10,237

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
On June 3, 2009, the Company submitted the MelaFind® Pre-market Approval Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”), which the FDA has previously indicated will receive expedited review. Expedited review means that upon filing the PMA application, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period. While the expedited review could shorten the MelaFind® FDA approval process, the Company can provide no assurances that this will be the case.
The Company was notified by the FDA, pursuant to the submission of the MelaFind® Pre-Market Approval Application on June 3, 2009, that the application was suitable for filing, and the official filing date is June 9, 2009. The MelaFind® PMA is under review at the FDA, and the Company is actively working with the FDA during this process. The date for an anticipated FDA Advisory Panel to review the MelaFind® PMA has not been established, therefore, we expect the review of the MelaFind® PMA to continue into 2010.
To date the Company has not generated any revenues from MelaFind®.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering (“IPO”) on October 28, 2005, two private placements: (one that closed in November 2006 and a second that closed in August 2007) and two registered direct offerings (one that closed in August 2008 and a second that closed July 2009).
On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, subject to various other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions allowing it to use all of the CEFF.

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
On July 16, 2009, the Company completed, pursuant to the Company’s shelf registration statement on Form S-3, a registered direct offering of 2,400,000 shares of the Company’s common stock with a select group of institutional investors. The aggregate gross proceeds from the offering were $15 million (with net proceeds of approximately $13.75 million). The offering closed on July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock. Approximately $13.1 million remains available under the Company’s shelf registration statement as of September 30, 2009.
Under the May 7, 2009 CEFF, during August and September of 2009, the Company sold 862,201 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.25, for gross proceeds of $7.977 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred financing expense. Net of expenses, proceeds from this sale were approximately $7.928 million.
Subsequent to September 30, 2009 and through November 5, 2009, also under the CEFF, the Company sold 962,740 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.23, for gross proceeds of $8.886 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $8.831 million (see also Note 14).
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
As of September 30, 2009, the Company’s total of cash, cash equivalents and marketable securities was $24.8 million. The Company will require additional funds to fully commercialize Melafind®. There can be no assurances that the Company will be able to raise funds as needed from time to time, whether under the Kingsbridge Capital Limited CEFF or by other types of financing. Funds that become available may not be on acceptable terms, and there can be no assurance that any additional funding the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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

2. MARKETABLE SECURITIES
At December 31, 2008, the Company’s marketable securities generally consisted of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of September 30, 2009, the Company did not hold any marketable securities.
The Company evaluates declines in the fair value of its investments in available-for-sale marketable securities to determine if these declines are other-than-temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
3. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. As of September 30, 2009, the Company did not hold any marketable securities.
For the three months ended September 30, 2009, comprehensive loss and net loss were $5,048 as there was no unrealized gain or loss on available-for-sale marketable securities. For the three months ended September 30, 2008, comprehensive loss was $4,199, which includes a net loss of $4,200 and an unrealized gain on available-for-sale marketable securities of $1.
For the nine months ended September 30, 2009, comprehensive loss was $12,866 which includes a net loss of $12,873, and an unrealized gain on available-for-sale marketable securities of $7. For the nine months ended September 30, 2008, comprehensive loss was $13,418, which includes a net loss of $13,428 and an unrealized gain on available-for-sale marketable securities of $10.
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
5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This guidance modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.

As of January 1, 2009, the Company implemented the transition guidance related to FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is included in the codification in ASC 260-10, “Earnings Per Share” (ASC 260-10). ASC 260-10 requires the Company to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. ASC 260-10 must be applied retrospectively. The effect of the retrospective application of ASC 260-10 was not material to the Company’s earnings per share in 2008, 2007 or 2006.
The Company has adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10, Fair Value Measurements and Disclosures. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of the non-financial items measured on a non-recurring basis did not have a material impact on the Company’s financial statements.
In April 2008, the FASB issued ASC 350, “Intangibles-Goodwill and Other” (ASC 350). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The implementation of this standard did not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 30, 2009. We evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.
6. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company is currently assessing the impact of the adoption of ASU 2009-05.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition ) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13.
7. NET LOSS PER COMMON SHARE
Net loss per common share is presented in accordance with the provisions of FASB ASC 260, “Earnings Per Share” (“EPS”). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	September 30,
	2009	2008
Common stock options	2,038,073	1,949,616
Warrants	1,297,985	1,124,544

Total	3,336,058	3,074,160

8. STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan which allows the Board of Directors to grant incentives to employees, consultants, directors, officers and collaborating scientists in the form of incentive stock options, non-qualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but from which no new grants may be made.
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
The compensation expense recognized in the Statement of Operations in the third quarter of 2009 and 2008 for stock options amounted to $185 (of which $25 relates to performance milestones) and $69 (of which $20 relates to performance milestones), respectively. For the nine months ended September 30, 2009 and 2008, compensation expense for stock options amounted to $411 (of which $38 relates to performance milestones) and $248 (of which $73 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended September 30, 2009 and 2008 was $158 and $21, respectively, and for the nine month periods ended September 30, 2009 and 2008, was $289 and $45, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Nine Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2008
Expected life	5 years	5 years
Expected volatility	60-65%	60%
Risk-free interest rate	1.69-2.67%	2.95-3.72%
Dividend yield	0%	0%
The expected life of the options is based on the observed and expected time to post-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Starting with the three months ended September 30, 2009, the expected volatility percentage is stated as calculated rather than as implied. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The calculated expected volatility approximates implied volatility from other publicly-traded stock that was established at the time of our IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
At September 30, 2009, stock options to purchase 2,038,073 shares of common stock at exercise prices ranging from $0.46 to $8.32 per share were outstanding and exercisable at various dates through 2018.
During the three and nine months ended September 30, 2009, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.01 and $3.80, respectively. For the three and nine month periods ended September 30, 2008, the weighted average fair value of options granted was $5.57 and $3.87, respectively.
The status of the Company’s stock option plans at September 30, 2009 is summarized in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2008	2,069,080	$4.39	5.8
Granted	112,600	6.88	4.7
Exercised	(83,607)	2.01	—
Forfeited or expired	(60,000)	4.64	—

Outstanding at September 30, 2009	2,038,073	$4.62	5.3	$10,107

Vested and exercisable at September 30, 2009	798,210	$4.65	3.4	$3,933

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$.46	90,000	0.2 years	$.46	65,000	$.46
$.47-$1.00	65,971	2.6 years	$1.00	65,971	$1.00
$1.01-$8.32	1,882,102	5.6 years	$4.95	667,239	$5.42

$.01-$8.32	2,038,073	5.3 years	$4.62	798,210	$4.65

For the three and nine months ended September 30, 2009, the total intrinsic value of options exercised was $300 and $428, respectively. For the three and nine months ended September 30, 2008, the total intrinsic value of options exercised was $266 and $384, respectively.

As of September 30, 2009, of the total 2,038,073 options outstanding, 1,239,863 have not vested. Of this total unvested amount, 905,263 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 2.1 years.
As of September 30, 2009, of the $3,195 of total unrecognized compensation cost related to unvested options to be recognized, $2,715 is to be recognized over a period to be determined by performance-based milestones, and $480 is to be recognized over the requisite service period through 2013.
As of September 30, 2009, there were 1,315,051 shares available for future grants under the Company’s 2005 Plan.
9. COMMITMENTS AND CONTINGENCIES
The Company is party to a non-cancelable operating lease for office space expiring in January 2011. The lease is subject to escalations for increases in operating expenses. A second lease for office and laboratory space that expired on September 30, 2009 has been continued on a month-to-month basis.
On July 14, 2009, the Company entered into a seven year lease agreement for 19,957 square feet of office and laboratory space in Irvington, NY replacing the 10,300 square feet of space currently occupied by the Company. The Company will continue to occupy space under the building leases in effect as of September 2009 until the new space is ready for occupancy. The approximate aggregate minimum future payments under the existing leases and this new lease, which will be effective no later than January 1, 2010, are due as follows:

2009	2010	2011	2012	2013	2014-16
$85	$356	$384	$412	$441	$1,329
In January 2006, the Company entered into an agreement with ASKION GmbH (“ASKION”) to produce and test commercial-grade MelaFind® hand-held imaging device systems. The Company expects to maintain a relationship, which has evolved into a month-to-month agreement, with ASKION and continue with production and development activities throughout 2009 and into 2010.
In August of 2006, the Company engaged Carl Zeiss Jena GmbH on usual commercial terms to build the lenses and assemblies, as well as provide certain technical consulting services for the MelaFind® units. The Company expects Carl Zeiss Jena GmbH to continue to supply lenses and assemblies through ASKION for commercialization units throughout 2009 and into 2010.
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2009. In July 2009, and effective March 1, 2009, the Board of Directors increased Dr. Gulfo’s annual base salary to $313.6 and awarded him a bonus of $150.
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
Both of these private placements were completed pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Pursuant to the terms of the registration rights agreements, the Company filed resale registration statements covering the shares issued in both private placements, including the shares issuable upon exercise of the warrants, with the SEC. In the event that the Company fails to maintain the effectiveness of these registration statements for the periods described in the registration rights agreements, the holders would be entitled to certain monetary damages. However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Forms S-3 were declared effective by the SEC (file #333-139056 and file #333-145740) on February 12, 2007 and September 11, 2007, respectively.
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008. Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million (approximately $11 million net proceeds) to the Company at a per share offering price of $5.68. The offering closed August 8, 2008.
On July 16, 2009, the Company utilized the shelf registration to complete a registered direct offering of 2,400,000 shares of the Company’s common stock with a select group of institutional investors. The aggregate gross proceeds from the offering were $15 million (approximately $13.75 million of net proceeds). The offering closed on July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock. Approximately $13.1 million remains available for sale under the shelf registration statement as of September 30, 2009
On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share.
Under the CEFF, during August and September of 2009, the Company sold 862,201 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.25, for gross proceeds of $7.977 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $7.928 million. As of September 30, 2009, legal, accounting, and other costs associated with this agreement approximating $140 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.

Subsequent to September 30, 2009 and through November 5, 2009, also under the CEFF, the Company sold 962,740 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.23, for gross proceeds of $8.886 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $8.831 million (see also Note 14). Following this sale, legal, accounting, and other costs associated with this agreement approximating $86 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
As of September 30, 2009, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized with no shares issued and outstanding.
11. WARRANTS
Warrants outstanding at September 30, 2009 include a 5-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.00 per share issued to one of the Company’s consultants in 2004, which expires in November of 2009. Also outstanding at September 30, 2009, are 5-year warrants to purchase an aggregate of 47,962 shares of the Company’s common stock at an exercise price of $4.52 per share, which expire in November of 2009.
In connection with the Company’s IPO which closed on November 2, 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share, which became exercisable on October 28, 2006, and expire November of 2010. At September 30, 2009, 143,125 of these warrants remain outstanding.
Additionally, as previously discussed, in connection with the Company’s two private placement financings the following warrants have been granted and remain outstanding as of September 30, 2009: (also see Note 14.)
Financing that closed November 3, 2006: warrants to purchase up to 346,857 shares of the Company’s common stock were issued. At September 30, 2009, 331,857 of these warrants remain outstanding. These warrants are five-year warrants with an exercise price of $6.70 per share,
Financing that closed August 3, 2007: warrants to purchase up to 500,041 shares of the Company’s common stock were issued. At September 30, 2009, 500,041 of these warrants remain outstanding. The warrants are five-year warrants with an exercise price of $8.00 per share.
In connection with the May 7, 2009 CEFF with Kingsbridge, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share, with a Black Scholes Fair Value of $678.
Cash received for warrants exercised during the three and nine months ended September 30, 2009 was $21 and $122 respectively. Cash received for warrants exercised during the three and nine months ended September 30, 2008 was $11 and $11 respectively.
12. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:

Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments, pursuant to this consulting agreement, of $6 in each of the three month periods ended September 30, 2009 and 2008 and $18 in each of the nine month periods ended September 30, 2009 and 2008. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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
Consulting Agreement with Robert Friedman, M.D.
The Company has retained the services of Robert Friedman, M.D. as a consultant, medical advisor to the Company’s Board of Directors, and in connection with the clinical testing of MelaFind®. In consideration for these services, Dr. Friedman is being paid at a rate of $5 for each day of service.
This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made no payments to Dr. Friedman for the three month period ending September 30, 2009, and $40 for the nine month period ending September 30, 2009. The Company made payments to Dr. Friedman totaling $33 for the three month period ending September 30, 2008, and $60 for the nine month period ending September 30, 2008.
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
With the start of the Company’s pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 in the three month period and $22.5 in the nine month period ended September 30, 2009. The Company incurred consulting costs pursuant to this agreement of $38 in the three month period and $60 in the nine month period ended September 30, 2008.

Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, has subsequently been extended to run through October 2010, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the three and nine month periods ended September 30, 2009, Ms. Egger was paid $31 and $50, respectively, under this agreement.
13. OTHER INCOME
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. EOS has granted L’Oreal an option to take an exclusive license to use EOS technology in the field covered by the research, on terms to be mutually agreed. The option expired June 30, 2009. On December 16, 2008, L’Oreal and the Company agreed on a second amendment to the agreement, for a new three month study. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the feasibility program, and will reimburse EOS for expenses incurred by EOS with respect to the feasibility program. The work to be carried out under the agreement has been completed. During the three and nine month periods ended September 30, 2009, the Company did not earn other income from L’Oreal under the feasibility program. During the three and nine month periods ended September 30, 2008, the Company earned other income of $45 and $98, respectively.
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the year ended December 31, 2008, the Company earned $10 as the pro rated portion of the minimum royalty. For the three and nine month periods ended September 30, 2009, the Company accrued royalty income of $5 and $15, respectively.
14. SUBSEQUENT EVENTS
The following are subsequent events of the Company during the period of October 1, 2009 through the date and time the financial statements were issued on November 9, 2009:
Under the May 7, 2009 CEFF with Kingsbridge Capital Limited, subsequent to September 30, 2009 and through November 5, 2009, the Company has sold 962,740 shares of Company common stock at an average per share price of approximately $9.23, for gross proceeds of $8.886 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $8.831 million.
To date, the Company has sold 1,824,941 shares under the CEFF leaving 1,502,059 shares available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge.
On October 20, 2009, warrants to purchase 67,581 shares of the Company’s common stock, issued in connection with the private placement financing that closed in November 2006, were exercised. The exercise of these warrants at $6.70 per common share, resulted in approximately $453 of proceeds to the Company.

Also on October 20, 2009, warrants to purchase 37,050 shares of the Company’s common stock, issued in connection with the private placement financing that closed in August 2007, were exercised. The exercise of these warrants at $8.00 per common share, resulted in approximately $296 of proceeds to the Company.
On October 22, 2009, warrants to purchase 90,313 shares of the Company’s common stock, issued in connection with the private placement financing that closed in November 2006, were exercised. The exercise of these warrants at $6.70 per common share, resulted in approximately $605 of proceeds to the Company.
Also on October 22, 2009, warrants to purchase 50,450 shares of the Company’s common stock, issued in connection with the private placement financing that closed in August 2007, were exercised. The exercise of these warrants at $8.00 per common share, resulted in approximately $404 of proceeds to the Company.

ITEM 2.
ELECTRO-OPTICAL SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of September 30, 2009, we had an accumulated deficit of $73.6 million. We expect to continue to spend significant amounts on the development and commercialization of MelaFind®.
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
On June 3, 2009, the Company submitted the MelaFind® Pre-market Approval Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”), which the FDA has previously indicated will receive expedited review. Expedited review means that upon filing the PMA application, the FDA will conduct a team review, prioritize the application, and allocate sufficient resources toward a 180 day review period.

While the expedited review could shorten the MelaFind® FDA approval process, the Company can provide no assurances that this will be the case.
The Company was notified by the FDA, pursuant to the submission of the MelaFind® Pre-Market Approval Application on June 3, 2009, that the application was suitable for filing, and the official filing date is June 9, 2009. The MelaFind® PMA is under review at the FDA, and the Company is actively working with the FDA during this process. The date for an anticipated FDA Advisory Panel to review the MelaFind® PMA has not been established, therefore, we expect the review of the MelaFind® PMA to continue into 2010.
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
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008. Management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million (approximately $11 million net proceeds) to the Company at a per share offering price of $5.68. The offering closed August 8, 2008.
On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”), with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share (refer to Note 10 for further details). The Company registered for resale on Form S-3 3,527,000 of its common shares under this financing arrangement. The registration statement was declared effective by the SEC on May 22, 2009.
On July 16, 2009, the Company completed, pursuant to the Company’s shelf registration statement on Form S-3, a registered direct offering of 2,400,000 shares of the Company’s common stock with a select group of institutional investors. The aggregate gross proceeds from the offering were $15 million (with net proceeds of approximately $13.75 million). The offering closed on July 22, 2009 for a purchase price of $6.25 per share of the Company’s common stock. Approximately $13.1 million remains available for sale under the Company’s shelf registration statement as of September 30, 2009.
Under the CEFF, during August and September of 2009, the Company sold 862,201 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.25, for gross proceeds of $7.977 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $7.928 million.
Subsequent to September 30, 2009 and through November 5, 2009, also under the CEFF, the Company sold 962,740 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.23, for gross proceeds of $8.886 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $8.831 million (see also Note 14).

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
As of September 30, 2009, the Company’s total of cash, cash equivalents was $24.8 million. The existing cash balances and the availability of the Kingsbridge CEFF, will allow the Company to fund anticipated levels of operations for at least the next twelve months. However, there can be no assurances that the Company will be able to raise funds as needed from time to time, whether under the CEFF or by other types of financing. Funds that become available may not be on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
Our cash and cash equivalents at September 30, 2009 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities (in thousands)
Net cash used in operations was $12,271, for the nine months ended September 30, 2009. For the corresponding period in 2008, net cash used in operations was $12,069. In both periods, cash used in operations was attributable to net losses, after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the nine months ended September 30, 2009, there was $152 net cash provided by our investing activities. For the corresponding period in 2008, net cash provided by our investing activities was $636. In 2009, cash provided was related to the redemption of marketable securities offset by leasehold improvements, the purchase of information technology equipment, and the purchase of manufacturing related equipment in support of MelaFind®. In 2008, cash provided was related to the redemption of marketable securities offset by the purchase of information technology and manufacturing related equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2009, net cash provided by financing activities was $21,827. Cash was provided by net proceeds received from the sale of common stock under the Company’s July 2009 registered direct offering ($13.75 million), from the exercise of options and warrants ($289), and from the sale of common stock under the CEFF with Kingsbridge Capital ($7.977 million) offset by $190 of deferred offering costs related to the CEFF transaction. For the nine months ended September 30, 2008, net cash provided by financing activities was $11,013, representing the exercise of options and warrants ($45) and the net proceeds of the June 2008 registered direct offering ($10,968).
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2009, we had an accumulated deficit of $73.6 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®.

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
Contractual Obligations (in thousands)
The Company is party to a non-cancelable operating lease for 2,800 and 2,500 square feet of office space expiring in January 2011. The lease is subject to escalations for increases in operating expenses. A second lease for 5,000 square feet of office and laboratory space, that expired on June 30, 2009, has been continued on a month-to-month basis.
On July 14, 2009, the Company entered into a new lease agreement for 19,957 square feet of office and laboratory space. The following table summarizes our outstanding contractual obligations as of September 30, 2009, adjusted to give effect to the July 14, 2009 lease agreement.

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$3,008	$351	$782	$888	$987

Results of Operations (in thousands)
Through the first nine months of 2009, the Company announced positive top line results from the pivotal clinical trial, submitted the MelaFind® PMA to the FDA, continued the development of processes and equipment to allow for the efficient manufacturing of MelaFind®, and focused on increasing corporate capabilities to meet the needs of product launch.
The Company was notified by the FDA, pursuant to the submission of the MelaFind® Pre-Market Approval Application on June 3, 2009, that the application was suitable for filing, and the official filing date is June 9, 2009. The MelaFind® PMA is under review at the FDA, and the Company is actively working with the FDA during this process. The date for an anticipated FDA Advisory Panel to review the MelaFind® PMA has not been established, therefore, we expect the review of the MelaFind® PMA to continue into 2010.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Research and Development Expense
Research and development expense overall decreased 16% for the three month period ended September 30, 2009 compared to the same period ended September 30, 2008. The R&D costs were refocused from clinical to regulatory principally attributable to:
•	clinical studies costs — in the third quarter of 2009 the pivotal trial study sites were shut down leaving only ongoing data acquisition sites. In the third quarter of 2008, all sites of the pivotal clinical trial data acquisition phase were fully engaged. Clinical studies costs decreased $343.
•	quality and regulatory costs — were increased in the third quarter of 2009 with activities in support of the review of our PMA , making extensive use of consultants to assist in this process. Quality and regulatory costs increased $48 period to period.
•	development activities —in the third quarter of 2009, we experienced a significant decrease in design and process development costs for MelaFind® as the product had become defined and finalized. There were more extensive development efforts of 2008. Development costs decreased $229 from the prior year.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and development of a commercial infrastructure to market and sell MelaFind® when approved.
General and Administrative expense for the three months ended September 30, 2009 increased 117% as compared to the same period ended September 30, 2008. This increase is reflective of:
•	pre-marketing activities intensified during the third quarter of 2009 following the submission of the MelaFind® PMA. in June. There were limited pre-marketing efforts during the nine month period ended September 30, 2008 while the data acquisition phase of the pivotal clinical trial continued. Pre-marketing expenses in 2009 increased $492 over the same period in 2008.
•	in the third quarter of 2009 there were increased legal activities relating to regulatory requirements and patent activities associated with protecting MelaFind® intellectual property. Legal and patent expense increased $108 over the same period a year earlier.
•	information technology department upgrades and other one-time staffing related employee costs increased general and administrative related costs $466 in the three months ending September 30, 2009 over the same period a year earlier. For the quarter, non-cash expenses of depreciation and share-based compensation were $94 higher in 2009 than in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Research and Development Expense
Research and development expense overall decreased 24% for the nine month period ended September 30, 2009 compared to the same period ended September 30, 2008. The R&D costs were refocused from clinical to regulatory principally attributable to:
•	clinical studies costs — in the first nine months of 2009 we closed down the pivotal clinical trial study sites which, in the same period in 2008,` were fully engaged. Clinical studies costs decreased $1,958 from the prior period.
•	quality and regulatory —the nine month cost level was increased in 2009 as we intensified activities in support of the PMA submission and review, making extensive use of consultants to assist in this process. In the first nine months of 2008, we were not yet in the position to be preparing the PMA. Quality and regulatory costs increased $701 over the prior period.
•	development activities —in the first nine months of 2009, we experienced a significant decrease in design costs and process development for MelaFind® as the product had become defined and finalized through the more extensive development efforts of 2008. Development costs decreased $1,101 from the prior period.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related expenses of general corporate activities, certain costs associated with our efforts to obtain PMA approval for MelaFind® and development of a commercial infrastructure to market and sell MelaFind®.
General and Administrative expense for the nine months ended September 30, 2009 increased 35% as compared to the same period ended September 30, 2008. This increase is reflective of:
•	pre-marketing activities accelerated throughout the first nine months of 2009 following announcement of positive top-line results from the pivotal clinical trial and particularly in the third quarter, following the submission of the MelaFind® PMA. There were limited pre-marketing efforts during the nine month period ended September 30, 2008, while the data acquisition phase of the pivotal clinical trial continued. Pre-marketing expenses increased $603 over the prior period.
•	in 2009 there has been increased legal and investor relations activities involving required disclosures and investor notification; such as the release of top-line results from our pivotal clinical trial and the submission of our PMA. Patent expenses have increased associated with protecting MelaFind® intellectual property. Legal, patent and investor relations expenses increased $188 over the same period in 2008.
•	information technology department upgrades and other one-time staffing related employee costs increased general and administrative related costs $358 in the first nine months over the same period a year earlier. Non-cash expenses of depreciation and share-based compensation were $234 higher in 2009 than in 2008 through nine months.
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
Stock-Based Compensation
We record compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC-718, Stock Compensation (“FASB 718”), as interpreted by SEC Staff Accounting Bulletins No. 107 and No.110. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted via a cumulative catch-up adjustment or prospectively depending on the nature of the change.
We have also granted to certain employees stock options that vest with the attainment of development milestones not under the Company’s control. Upon the attainment of the relevant development milestones, there will be a significant compensation charge based on the fair value of such options on the date granted.
Options or warrants issued to non-employees for goods or services are recorded at fair value and accounted for in accordance with FASB ASC 505, Equity-based payments to non-employees.
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
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance which is included in the Codification in FASB Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This guidance modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Where possible, FASB references have been replaced with ASC references.
As of January 1, 2009, the Company implemented the transition guidance related to FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is included in the codification in ASC 260-10, “Earnings Per Share” (ASC 260-10). ASC 260-10 requires the Company to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. ASC 260-10 must be applied retrospectively. The effect of the retrospective application of ASC 260-10 was not material to the Company’s earnings per share in 2008, 2007 or 2006.
The Company has adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10, Fair Value Measurements and Disclosures. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of the non-financial items measured on a non-recurring basis did not have a material impact on the Company’s financial statements.
In April 2008, the FASB issued ASC 350, “Intangibles-Goodwill and Other” (ASC 350). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The implementation of this standard did not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 30, 2009. We evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which has not yet been codified in the ASC. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company is currently assessing the impact of the adoption of ASU 2009-05.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition ) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13.
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

ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2008. In addition, the following risk factors have materially changed during the nine months ended September 30, 2009:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three and nine months ended September 30, 2009 was approximately $5 million and $12.9 million, respectively, and as of September 30, 2009, we had an accumulated deficit of approximately $73.6 million. Our research and development expenses may increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of September 30, 2009, we had $24.8 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last eight years. The Company will require additional funds to pursue regulatory approvals and to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise financing as needed from time to time, whether under the CEFF or by other types of securities offerings.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and September 30, 2009, our stock price has ranged from $2.29 to $10.95 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
Under the CEFF, during August and September of 2009, the Company sold 862,201 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.25, for gross proceeds of $7.977 million.
Subsequent to September 30, 2009 and through November 5, 2009, also under the CEFF, the Company sold 962,740 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.23, for gross proceeds of $8.886 million. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.
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

Date: November 9, 2009

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