Form 10-K
period 2009-12-31
ELECTRO OPTICAL SCIENCES INC /NY
filed 2010-03-04
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 000-51481
ELECTRO-OPTICAL SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3986004
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
50 South Buckhout Street, Suite 1
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the 16,604,674 shares of common stock held by non-affiliates of the registrant as of June 30, 2009 was $129,350,410 based on the last reported sale price of $7.79 per share on the Nasdaq Capital Market on June 30, 2009. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 6.1% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 27, 2010 was 23,000,784 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

ELECTRO-OPTICAL SCIENCES, INC.
2009 FORM 10-K ANNUAL REPORT

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
Item 1. Business
Overview
          We are a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care (in the doctor’s office) instrument to assist in the early diagnosis of melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion.
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
          The MelaFind® pre-market approval (“PMA”) application was filed on June 9, 2009 and is under review at the U.S. Food and Drug Administration (“FDA”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. The Company is actively working with the FDA during the review process. We have been informed that MelaFind® will be reviewed by an FDA Advisory Panel, however, the date for the Panel meeting has not yet been established. Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
          To date, we have not generated any revenues from MelaFind®.
          Cancers of the skin have a higher incidence than all other cancers combined, and the rates are rising dramatically. It is estimated that there were over 120,000 new cases of melanoma in 2009, and a similar number of new cases is projected for 2010. This has been seen to result in melanoma being the cause of one death every hour of every day of the year in the U.S. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there is currently no cure for advanced stage melanoma. However, early detection of melanoma, can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $170,000 per patient. If diagnosed early, however, melanoma is almost always cured by simple resection at a cost of approximately $1,800 per patient.

          Because early detection is critical to survival, the American Cancer Society recommends that all Americans over the age of 20 undergo complete skin examinations during their periodic health check-ups. Individuals with dysplastic nevi, a type of pigmented skin lesion associated with an increased risk of melanoma, warrant more frequent observation.
          Melanomas are mainly diagnosed by dermatologists and/or primary care physicians using visual clinical evaluation. Physicians assess pigmented skin lesions using the “ABCDE” criteria, Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving — change in “ABCD” over time. This assessment is subjective and results in missed melanomas, as well as a ratio of benign lesions biopsied to melanomas confirmed that is highly variable, as high as 40 to 1 for dermatologists and as high as 80 to 1 for primary care physicians.
          MelaFind® is designed to assist in the evaluation of pigmented skin lesions, including atypical moles, that have one or more clinical or historical characteristics of melanoma, before a final decision to biopsy has been rendered. MelaFind® acquires and displays multi-spectral (from blue to near infrared) digital images of pigmented skin lesions and uses automated image analysis and statistical pattern recognition to help identify lesions that should be considered for biopsy to rule out melanoma.
          To date, MelaFind® has been developed, trained and tested on a proprietary database of over 10,000 skin lesions from over 7,000 patients at over 40 clinics. The Company believes this is the largest such database in the US and a substantial barrier to competition. The landmark MelaFind® pivotal trial, the largest prospective clinical study ever conducted in melanoma detection, achieved sensitivity of greater than 95% (95% lower confidence bound) and specificity statistically significantly higher than that of study clinicians.
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
          All of our historical revenues have come from activities and products that have since been discontinued, including our DIFOTI® product, a non-invasive imaging device for the detection of dental cavities we discontinued in 2005, in order to focus our resources on the development and commercialization of MelaFind®. In 2006 we completed an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. KaVo will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum royalty in 2009 as KaVo had not re-launched the product as of December 31, 2009.
The Market Opportunity
          Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 1.3 million projected cases annually, and is estimated to account for more than 50% of all cancers. It is estimated that there were over 120,000 new cases of melanoma in 2009, and a similar number of new cases is projected for 2010. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects over 10,000 deaths annually from skin cancer. Since 1973, the mortality rate for melanoma has increased by 50%. Because approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

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
          Melanoma is currently the fastest growing in incidents of cancer and the subject of significant attention in the medical community. A recent publication from the National Cancer Institute (report published in the July 10, 2008 online edition of the Journal of Investigative Dermatology) indicates that the annual incidence of melanoma among young adult Caucasian women rose 50% between 1980 and 2004. Melanoma is the most common cancer in women aged 25 to 29 and the number-one cancer killer of women ages 30 to 35. Melanoma is virtually 100% curable if caught early, though no cure is currently available for advanced-stage melanoma.
Our Strategy
          Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:
•	Establish MelaFind® as the leading technology for assisting in the detection of melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by ten US patents. We will continue to refine and optimize this technology in order to position MelaFind® as the leading system for assisting in the detection of melanoma.

•	Pursue the timely FDA approval of MelaFind®. We have entered into a binding Protocol Agreement with the US Food and Drug Administration (“FDA”), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. The FDA has informed us that the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that the FDA will conduct a team review and prioritize the PMA application. Upon obtaining PMA approval from the FDA, we plan to commercially launch MelaFind® in the United States.

•	Commercialize MelaFind® using multiple sales and marketing strategies. Our internal sales and marketing effort will commence following PMA approval and it will focus initially on “high volume”, integrated dermatology practices and skin cancer specialists, in key regions of the US. To enter the larger general dermatology and primary care markets in the US, and for international markets, we may establish partnerships with pharmaceutical and/or diagnostic/device companies which have an established presence in these markets. We intend to commence sales of MelaFind® in selected US markets immediately upon receiving PMA approval. The plan is for physicians to offer examinations with MelaFind® to their patients on a self-pay per patient basis creating a recurring revenue stream. Once there is sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.
          Additionally, our strategy may include the potential acquisition of complementary products and technologies in the dermatological arena.
Limitations of Current Melanoma Diagnosis
          Melanomas are mainly diagnosed by dermatologists and primary care physicians using visual clinical evaluation. This subjective interpretation relies on physician experience and skill. In contrast, MelaFind® delivers an objective assessment based on numerical scores assigned to the suspicious skin lesion under evaluation. Further, clinical examination is limited to the surface appearance of the suspicious pigmented skin lesion, whereas MelaFind® utilizes information derived from up to 2.5 mm below the skin surface.

          Dermatologists who specialize in the management of pigmented skin lesions may also use dermoscopy, a method of viewing lesions under magnification. Although dermoscopy provides more information than unaided visual examination, mastery of the technique necessitates many years of training and experience. Proper use of dermoscopy can reduce the number of unnecessary biopsies of benign lesions, but even dermoscopy experts biopsy 3-10 benign lesions for every melanoma detected. While many primary care physicians immediately refer patients with suspicious pigmented skin lesions to a specialist, an increasing number perform biopsies on skin lesions themselves. This results in a ratio of benign lesions biopsied to confirmed melanomas of up to 80 to 1.
MelaFind® Product Description
          MelaFind® is a non-invasive system for assisting in the early detection of melanoma. The MelaFind® system in commercial use will produce a diagnostic report at the-point-of-care. The system is comprised of a hand-held imaging device, our proprietary database of pigmented skin lesions and our lesion classifiers. MelaFind® employs multiple wavelengths of light to obtain data from images of suspicious lesions; and then the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. The diagnostic report will contain objective information about the lesion that may not be otherwise available, including information useful in the decision to biopsy the lesion. The key components of the MelaFind® system are listed below:
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
          Our proprietary database of pigmented skin lesions, which includes in vivo MelaFind® images and corresponding histological results of over 10,000 biopsied skin lesions from over 7,000 patients, which we believe to be the largest such database in the US and a substantial barrier to competition.
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

History of MelaFind®
           MelaFind® Pivotal Clinical Trial History
          In 2004, we entered into a binding Protocol Agreement with the FDA for our pivotal clinical trial. A pivotal clinical trial is a blinded clinical study that is used by the FDA as the basis for determining the effectiveness of a device in a PMA application. The Protocol Agreement specified the inclusion criteria (description of patients and lesions eligible for the trial), sample size, endpoints, and performance criteria necessary to establish the safety and effectiveness of MelaFind®. The Protocol Agreement requires that the study include at least 1,200 pigmented skin lesions and at least 93 eligible melanomas for analysis.
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
          In February 2009, the Company announced that a third party, independent bio-statistician had provided positive top line results from the MelaFind® pivotal clinical trial. This blinded study was conducted at seven centers across the U.S. and included 1,831 pigmented skin lesions from 1,383 patients. Prior to the start of the study, the Company and the FDA entered into a binding Protocol Agreement to stipulate the sensitivity and specificity endpoints that should be used to determine the safety and effectiveness of MelaFind®. MelaFind® detected 112 of 114 (98% measured sensitivity; lower confidence bound of 95%) melanomas that were eligible and evaluable for primary sensitivity endpoint analysis, and 125 of 127 (98% measured sensitivity; lower confidence bound greater than 95%) melanomas overall. Importantly, MelaFind® detected 172/175 melanomas and “borderline lesions” (98% sensitivity; lower confidence bound greater than 95%). The Protocol Agreement calls for sensitivity endpoints of greater than 95% lower confidence bound (a lower confidence bound of greater than 95% indicates that if the study were repeated, there would be less than a 5% chance that the sensitivity would be below 95%). MelaFind®‘s specificity (9.5%), the ability to accurately rule out disease, was significantly superior to that of the study dermatologists (3.7%), who are skin cancer experts (p-value less than 0.02). The Protocol Agreement calls for MelaFind® to be more specific than the study physicians at a p-value of less than 0.05 (a p-value of less than 0.05 indicates a less than 5% probability that the observed difference was due to chance).
          In order to generate a comparison with dermatologists’ ability to accurately detect melanoma, the Company conducted a corollary pilot reader study with a different group of 39 dermatologists. Using images and clinical histories of 23 randomly-selected melanomas from the pivotal study, this group of dermatologists, on average, missed (i.e. would not have elected to biopsy) approximately 20% of the melanomas, whereas the MelaFind® detected 22 of the 23 melanomas (biopsy sensitivity of 96%).
          We filed our PMA application, which includes the final study reports, to the FDA on June 9, 2009. The FDA has informed us that the MelaFind® premarket approval, or PMA, application would receive expedited review. Expedited review means that the FDA will conduct a team review and prioritize the PMA application. The FDA has also indicated to us that MelaFind® will be the subject of a Panel Meeting, which will occur during the review cycle.
          Although we believe our clinical trial provides favorable data to support our PMA application, upon evaluation the FDA may conclude differently. Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.
           Hardware and Software History
          ASKION GmbH (“ASKION”), located in Germany, which specializes in precision optics, has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities on our behalf.
          Through ASKION, the Company uses Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and lens assemblies that are being used in MelaFind® system. In addition, Zeiss provides the Company with certain technical consulting expertise for production scale-up of the MelaFind® systems.
          In developing the MelaFind® system, we have developed and tested several generations of hand-held imaging devices. Commercial-grade systems were used in our pivotal clinical trial. MelaFind® has been developed, trained and tested on over 10,000 skin lesions from over 7,000 patients at over 40 clinical sites.
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
MelaFind® Sales and Marketing
          We plan to offer MelaFind® as a point-of-care service. This approach is intended to provide us with recurring revenue corresponding to the number of patients examined and to provide the physician with access to our technology without a significant capital investment. Our sales and marketing strategy is to establish a regionally focused sales, marketing, and distribution effort in the U.S. We plan to concentrate our commercialization efforts initially on “high volume”, integrated dermatology practices and skin cancer experts in key regions. For expansion to the general dermatology and primary care markets, and for international markets, we may establish partnerships to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities we have not yet established any such arrangements.
          In addition, we believe that MelaFind® has significant potential among primary care physicians, who are at the front line of early detection. Currently, primary care physicians do not receive specialized training in the evaluation of pigmented skin lesions. We believe that MelaFind® can greatly assist primary care physicians in their evaluation.

The MelaFind® Value Proposition for the Healthcare System
          Upon FDA approval, we plan to offer MelaFind® on a self-pay (non-reimbursed) basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of MelaFind®, especially in the dermatologists’ offices.
          Following the self-pay introduction of MelaFind®, we will look to build a sufficient body of medical evidence to support favorable coding and coverage decisions at appropriate payment levels by third-party payers. This strategy is consistent with the approach that has been used to support positive coverage decisions by CMS and private payers for other products. The value drivers include: (1) the diagnosis of melanoma at the early curable stages, as opposed to advanced stages, allowing for both a greater opportunity to cure and a reduction in treatment costs, and (2) reduced number of referrals for evaluation and biopsy of benign pigmented skin lesions. We believe that the use of MelaFind® could result in substantial savings to the US healthcare system.
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
          It is critical to build a sufficient body of evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. Assuming FDA approval of MelaFind®, we are considering submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we anticipate that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the commercial setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels. We believe it is likely that initially the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems.

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
          The current primary method for detecting melanoma relies on physicians to interpret whether a pigmented skin lesion is suspicious for melanoma (thereby requiring biopsy) based on their ability to recognize patterns using clinical examination. Physicians use the “ABCDE” criteria: Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving-change in “ABCD”, in their assessment. Whole body mole mapping consists of periodic photography of patients, typically those at high risk for developing melanoma. The pictures are reviewed clinically. This service is provided at some diagnostic imaging centers and dermatology offices. DigitalDerm, Inc. offers a computerized system for acquisition, storage, and review of the pictures.
          Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (US), Heine Optotechnik (Germany), and 3Gen, LLC (US). Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), ZN, High Medical Systems S.P.A., Vision Technologies AG (Germany), Polartechnics, Ltd. (Australia), and Biomips Engineering (Italy).
          Dermoscopy is a tool used by approximately 25% of dermatologists in the U.S. and is associated with a long learning curve. Physicians experienced in the use of dermoscopy have been shown to have an increased diagnostic accuracy of 10 to 20% over clinical examination. Although some digital dermoscopes provide information regarding the probability that a lesion may be melanoma compared to a database of lesions, no system, to our knowledge, is under PMA development for objective interpretation.

          Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Astron Clinica (UK) manufactures a device utilizing this technique. During 2009, Astron Clinica declared bankruptcy under UK law and was purchased by Biocompatibles International. Confocal microscopy is an experimental approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid, Inc. (U.S.). Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells for example. In addition, Sci Base AB is developing electrical impedance technology for melanoma detection.
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
          In November 2009, researchers at Ben Gurion University in Israel announced a new device that detects cancerous skin tumors not visible to the naked eye. The Optical Spectro-Polarimetric Imaging (OSPI) instrument reportedly diagnosed 73 types of lesions, some of them cancerous, in initial testing.
          In January 2010, Michelson Diagnostics Ltd, a UK based developer and manufacturer of Optical Coherence Tomography (OCT) products, announced that the FDA has awarded it 510(k) clearance for its VivoSighttm OCT scanning product. VivoSighttm is a Multi-Beam OCT system indicated for use in the two-dimensional, cross-sectional, real-time imaging of external tissues of the human body. VivoSighttm is a Fourier-Domain OCT scanner that provides sub-surface images of tissue at far higher resolution than is possible with existing technologies such as ultrasound, CT or MRI, in 2D and 3D and in real time, using an easy-to-use lightweight hand-held probe. VivoSighttm has no analysis capabilities and is simply a visual device.
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
Manufacturing
          We are currently focusing our manufacturing efforts on building MelaFind® systems and in optimizing efficiency and larger-scale manufacturing. For this crucial phase leading up to MelaFind® launch, we have contracted with ASKION in Germany, which specializes in precision optics. Through ASKION, we have contracted with Zeiss, an international optics house, to supply lenses and lens assemblies to be used in the hand-held imaging devices.
          In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems incorporating the hand-held devices along with the processing computer, software and operator controls.

Research and Development Efforts
          We continue to develop refinements and improvements to the hardware and software, including lesion classification algorithms, some of which are likely to require approval of a PMA supplement. Our R&D plan also includes further improvements such as faster and easier software downloads for future versions.
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
          The Company spent approximately $7,678,000, $12,508,000 and $10,950,000 in each of 2007, 2008 and 2009, respectively, on research and development.
Intellectual Property
          Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. To date we have been awarded 17 U.S. patents with numerous foreign counterparts, of which ten U.S. patents and two Australian patents relate to various aspects of melanoma detection. Two of the U.S. patents are design patents, while all others are utility patents. In addition, not counting two provisional applications, we have eight additional U.S. utility patents currently pending, all of which relate to MelaFind®, and have thirteen pending foreign patent applications, of which twelve relate to MelaFind®, with four of the latter currently in the European regional phase, and three pending in each of Australia, Canada and Japan. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our intellectual property other than licenses granted in connection with the discontinuation of DIFOTI® operations (see ‘Discontinued Business’ and Note 10 to our Financial Statements.)
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

          We have obtained U.S. trademark registrations for the following marks: “MelaFind®” (both word and word-plus-design marks) and “DIFOTI®” (word mark), as well as the corporate logo for “eos-electro-optical sciences, inc.” The goods covered by these registrations are in International Class 010 and US Classes 26, 39 and 44. For MelaFind®, the description of goods and services covered by the trademark is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining images in different spectral bands and software for analyzing the images for use in analyzing skin lesions and determining the existence of melanoma.” The same word mark has been registered similarly in the European Union, Australia and New Zealand. In Europe, the same mark is also registered in International Classes 016 (for printed reports) and 044 (as a service mark). For “eos-electro-optical sciences, inc.,” the description of goods and services covered by the trademark is: “instrumentation comprising computer assisted optical imagers and image analyzers for use in the detection of dental cavities, cutaneous melanoma, and other pathologies of the teeth, skin and other tissues.” Several additional trademark and service mark registrations are pending, in International Classes 009, 010, 016 and 044.
          We also have registered the internet domain names: www.melasciences.com, www.eo-sciences.com, www.eosciences.com, www.melafind.com, www.mela.us.com, www.melafind.info, www.melafind.net, www.melafind.org, www.melafind.us, melafinder.com, www.melainc.com, www.difoti.com and www.skinsurf.com.
          The following table lists our U.S. patents and patent applications relating to melanoma detection:
US Patents Relating to Melanoma Detection

Patent #	Title	Issued	Expiration

Systems and Methods for the Multispectral Imaging and
6,081,612	Characterization of Skin Tissue	06/27/00	02/27/18
Systems and Methods for the Multispectral Imaging and
6,208,749	Characterization of Skin Tissue	03/27/01	02/27/18
Multispectral Imaging and Characterization of Biological
6,307,957	Tissue	10/23/01	02/27/20
Apparatus for Uniform Illumination
6,626,558	of an Object	09/30/03	08/31/21
Method for Optimizing the Number of Good Assemblies Manufacturable
6,657,798	From a Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
Integrated CMOS Imaging Array & Dark Current Monitor
7,102,672	Method of Controlling Data	09/05/06	01/10/24
7,127,094	Gathered at Remote Locations	10/24/06	03/11/25
D xxx,xxxx	Medical Cart	TBD	TBD
D xxx,xxxx	Table Structure of a Medical Cart	TBD	TBD
Filed Non-Provisional US Patent Applications Relating to Melanoma Detection

Published Pat Appl Ser #	Title	Filed

US2008/0031537A1	Reducing noise in Digital Images	08/09/06
US2008/0214907A1	Quantitative Analysis of Skin Characteristics	03/02/07
US2008/0312952A1	Regulating Use of a Device to Perform a Procedure on a Subject	06/12/07
US2009/0154781A1	Characterizing a Texture of an Image	12/14/07
US2009/0060304A1	Dermatology Information	09/04/08
WO2009/079367A1	Characterizing a Texture of an Image (Continuation-in-Part)	12/12/08
Not yet published	Medical Cart	07/30/09
Not yet published	Storage Card	07/30/09

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
          Patent No. 6,626,558 covers the array of numerous light-emitting diodes (“LED’s”) that are used in the MelaFind® hand-held device to provide uniform illumination of lesions in multiple spectral bands of illumination. Patent No. 6,657,798 involves the use of a computer algorithm to optimize the number of lens assemblies possible from a given number of sets of lens elements. Patent No. 6,710,947 describes a method for the economical assembly of the nine elements of the MelaFind® hand-held device’s optical lens module.
          Patent No. 7,102,672 is a process that we may employ to compensate for the effect of temperature-dependent dark current on the images acquired by the MelaFind® hand-held probe, and Patent No. 7,127,094 is a series of methods for central control of the acquisition and processing of the image data acquired by MelaFind® probes located at remotes sites. Notices of Allowance were issued December 31, 2009 for the two design patents (based on applications filed July 30, 2009) which describe novel design aspects of the medical cart associated with MelaFind®.
          Our patent filed August 9, 2006 seeks to protect a novel method for reducing noise in digital images, which was invented and has been implemented as part of the calibration of all MelaFind® images. The March 2, 2007 filing seeks to protect devices and methods for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma. Our June 12, 2007 patent filing relates to ways to control use of our MelaFind® system, our December 14, 2007 filing, its December 12, 2008 Continuation-in-Part application and the provisional application subsequently filed on September 14, 2009, relates to a new method for characterizing the texture of an image. Our September 4, 2008 patent filing concerns certain dermatology information associated with MelaFind® and claims priority to a provisional application filed a year earlier. The two utility patents filed on July 30, 2009 relate to various aspects of the medical cart and the patient card used with MelaFind®, and supplement the two design patents described above. The MelaFind® user interface is described in a provisional patent application filed November 3, 2009.
          We also have developed trade secret calibration methods, classifier programs, and search engines. These programs have been developed over many years and incorporate decades of experience in optical computer vision. In addition, our proprietary MelaFind® database of over 10,000 lesions has been compiled over a number of years and would be difficult to replicate.
          We believe that our patented methods and apparatus, together with proprietary trade-secret technology, give us a competitive advantage; however, we cannot be certain that, if challenged, our patented methods and apparatus and/or trade-secret technology would be upheld. If one or more of our patented methods, patented apparatus or trade-secret technology rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.
FDA Regulation
          Our product, MelaFind®, is regulated as a medical device and is subject to extensive regulation by the FDA and other regulatory authorities in the U.S. The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

          Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, 510(k) clearance, or PMA approval, from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, postmarket surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required. The FDA classifies MelaFind® as a Class III device, requiring PMA approval.
          A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’ first PMA. The Company’s PMA application has been submitted and found to be sufficiently complete by the FDA. The FDA has begun an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, the FDA has informed us that an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct pre-approval inspections of the manufacturing facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.
          In October of 2004, we entered into a binding Protocol Agreement with the FDA, which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. In October 2006, we announced that the FDA had informed us that when submitted, the MelaFind® PMA application would receive expedited review. Expedited review means that upon filing our PMA , the FDA will conduct a team review and prioritize the application. Upon obtaining premarket approval from the FDA, we plan to commercially launch MelaFind® in the United States.
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
          If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter which indicates the PMA has been approved, or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter.

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
          Also, the FDA may require us to conduct post-market studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money, and effort to maintain compliance.
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
Non-FDA Government Regulation
          The advertising of our MelaFind® product will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of MelaFind® will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid. These federal laws include, by way of example, the following:

•	the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;

•	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;

•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.
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
          In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Federal and state legislation has increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.
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
International Regulation
          International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country from having no regulations to having a premarket notice or premarket acceptance. The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, U.S., Canada and certain other industrialized countries.
          The European Union, which includes most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. As part of the CE compliance, manufacturers are required to comply with the International Organization for Standardization’s (“ISO”) ISO 9000 series of standards for quality operations (an international standard for quality management requirements maintained by ISO). Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.
Product Liability and Insurance
          Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require FDA approval prior to commercialization in the U.S. The clinical studies of MelaFind® are considered by the FDA as NSR. Consequently, the trials are conducted under the auspices of an abbreviated IDE. We therefore only maintain limited domestic clinical trial liability insurance, as required by certain clinical sites. We have placed clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.
Employees
          As of December 31, 2009, we had 43 full-time and 5 part-time employees, of whom 24 were engaged in research and development (including clinical and regulatory affairs), 7 in production (including document control and quality assurance) and 17 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

Discontinued Business
          In 2006 we completed an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. KaVo will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum royalty in 2009 as KaVo had not re-launched the product as of year end.
Other
          Since we believe it to be in the best interests of the Company to change its name to better reflect the Company’s focus on early melanoma detection, on February 24, 2010 we announced that the Company will be doing business under the name MELA Sciences. Our Internet addresses are www.melasciences.com and www.eosciences.com. Our annual report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports are available, without charge, on www.melasciences.com and www.eosciences.com as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from MELA Sciences, 50 South Buckhout Street, Suite 1, Irvington, New York, 10533, Attention: Secretary.
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
          We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last eight years in developing MelaFind®. MelaFind® may require additional development and clinical evaluation and it will require regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. On June 9, 2009 the MelaFind® PMA was filed to the FDA. Our efforts may not lead to commercially successful products for a number of reasons, including:
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
     We do not have the necessary regulatory approvals to market MelaFind® in the U.S. or in any foreign market. We plan initially to launch MelaFind®, once approved, in the U.S. The regulatory approval process for MelaFind® in the U.S. involves, among other things, successfully completing clinical trials and obtaining PMA approval from the FDA. The PMA process requires us to prove the safety and effectiveness of MelaFind® to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after the PMA application was filed. The FDA may never grant approval. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•	MelaFind® may not be safe or effective to the FDA’s satisfaction;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
     No precedent has been established for FDA approval of a device such as MelaFind® to assist in determining the appropriateness of biopsies of suspicious pigmented skin lesions. While the Company believes that results from the MelaFind® pivotal trial support a favorable PMA review, the FDA may not consider the data gathered in the trial sufficient to support approval of a PMA. The FDA may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. The occurrence of unexpected findings in connection with any subsequent clinical trial that may be required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may require additional trials following approval of MelaFind®. If we are unable to complete subsequent clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations.
If MelaFind® is approved by the FDA, it may be approved only for narrow indications.
     Even if approved, MelaFind® may not be approved for the indications that are necessary or desirable for successful commercialization. Our preference is to obtain a broad indication for use in assisting in the evaluation of almost all pigmented melanomas (other than those on palms, soles of the feet, in or near the eye, and inaccessible areas such as the edge of the nose). The final MelaFind® lesion classifier may not be able to identify the maximum number of types of melanoma possible. The indications for use must specify those lesion types for which the classifier has not been trained. Approximately five percent of melanoma lesions may be amelanotic, meaning they are not pigmented. These lesions cannot be differentiated by MelaFind®, which will be restricted to pigmented lesions. Approximately ten percent of pigmented melanoma lesions are nodular, a type of melanoma that is often missed by dermatologists in early stages. If nodular melanoma lesions are not sufficiently well-represented in the MelaFind® training database, the classifier may not differentiate nodular melanomas from non-melanomas with sufficient sensitivity and specificity. If we restrict the indications for use of MelaFind® to exclude certain melanoma lesion types, in addition to the other restrictions, then the size of the market for MelaFind® and the rate of acceptance of MelaFind® by physicians may be adversely affected.
     If we wish to modify MelaFind® after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA. We may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of MelaFind® and require us to make substantial additional research, development and other expenditures. We may not obtain the necessary regulatory approvals to market MelaFind® in the U.S. or anywhere else. Any delay in, or failure to receive or maintain, approval for MelaFind® could prevent us from generating revenue or achieving profitability, and our business, financial condition, and results of operations would be materially adversely affected.

MelaFind® may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payers. The markets for MelaFind® may also be limited by the indications for which its use may be reimbursed.
     The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain. In the U.S., physicians and other healthcare providers performing biopsies for suspicious skin lesions are generally reimbursed for all or part of the cost of the diagnosis and biopsy by Medicare, Medicaid, or other third-party payers.
     The commercial success of MelaFind® in both domestic and international markets may significantly depend on whether third-party coverage and reimbursement are available for services involving MelaFind®. Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of MelaFind®. In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge. Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if MelaFind® or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.
     Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for MelaFind®, it may undermine the commercial viability of MelaFind®.
     Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
     We began operations in December 1989. At that time we provided research services, mostly to U.S. government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2009 was approximately $18.5 million, and as of December 31, 2009, we had an accumulated deficit of approximately $79.2 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales, marketing expenses and manufacturing expenses which will require additional funding.

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
     We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. We believe that other products that enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.P.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica (now owned by Biocompatibles International), Ltd.; Biomips Engineering, SciBase AB, Balter Medical, Michelson Diagnostics and others. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:
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

     Some of these companies are working on potentially competing products or therapies, including confocal microscopy (a type of scanning microscopy for 3-dimensional specimens, which produces blur-free images at various depths), various forms of spectroscopy (a study of the way molecules absorb and emit light), other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells, for example. Several additional approaches to detecting Melanoma have been identified. Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilizes satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer. Vanderbilt University has introduced technology called ‘Confocal Raman Micro-Spectroscopy’. The technology uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. In addition, the National Institutes of Health and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of melanoma by sponsoring corporate and academic research. Researchers at Ben Gurion University in Israel announced a new device that detects cancerous skin tumors not visible to the naked eye. The Optical Spectro-Polarimetric Imaging (OSPI) instrument reportedly diagnosed 73 types of lesions, some of them cancerous, in initial testing. Michelson Diagnostics Ltd, a UK based developer and manufacturer, announced that the FDA has awarded it 510(k) clearance for its VivoSighttm OCT scanning product. VivoSighttm is a Multi-Beam OCT system indicated for use in the two-dimensional, cross-sectional, real-time imaging of external tissues of the human body. There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than MelaFind®, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us. FDA approval of a commercially viable alternative to MelaFind® produced by a competitor could significantly reduce market acceptance of MelaFind®. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations. There is no assurance that products, services, or technologies introduced prior to or subsequent to the commercialization of MelaFind® will not render MelaFind® less marketable or obsolete.
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
     With respect to any additional clinical studies for MelaFind® which are required by the FDA or with respect to clinical trials relating to the development of the Company’s core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research, university or government affiliated, to enroll patients in our clinical trials. We rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for MelaFind® or other products developed from our core technology. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, MelaFind® or other products developed from our core technology.
     In addition to the foregoing, any additional clinical studies for MelaFind® which are required by the FDA and any clinical trials relating to the development of the Company’s core technology for other applications may be delayed or halted, or be inadequate to support PMA approval, for numerous other reasons, including, but not limited to, the following:

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
     To date, only those patients who were treated by physicians involved in our clinical trials have been evaluated using MelaFind®. Even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse MelaFind®. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions and there are recommendations from prominent physicians that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. By limiting the capital cost of MelaFind® to the physician, we believe we will accelerate its adoption and usage. However, by charging on a per patient basis we will increase the initial capital burden on the Company. If MelaFind® receives the appropriate regulatory approvals but does not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of MelaFind® will depend on a number of factors, including:

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
The success of MelaFind® will depend upon the acceptance by dermatologists and other physicians who perform skin examinations and treat skin disorders, including industry opinion leaders, that the evaluation information provided by MelaFind® is medically useful and reliable. We will be subject to intense scrutiny before physicians will be comfortable incorporating MelaFind® in their diagnostic approaches. We believe that recommendations by respected physicians will be essential for the development and successful marketing of MelaFind®; however, there can be no assurance that any such recommendations will be obtained. To date, the medical community outside the limited circle of certain dermatologists specializing in melanoma has had little exposure to us and MelaFind®. Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operation and effectiveness of MelaFind®. Even if we gain access to potential customers, no assurance can be given that members of the dermatological, or later the general practice, medical community will perceive a need for or accept MelaFind®. In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, practitioners may remain reluctant to rely upon MelaFind® even after we receive approval from the FDA for marketing the product. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of MelaFind®. Insufficient market acceptance of MelaFind® would have a material adverse effect on our business, financial condition and results of operations.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.
     As of December 31, 2009 we had $29.7 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last eight years. We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization, and achieve significant commercialization of MelaFind®. Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
•	the schedule, costs, and results of clinical trials;

•	the success of our research and development efforts;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the cost of commercialization activities, including products, product marketing and building a domestic direct sales force;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•	the costs involved in defending any patent infringement actions brought against us by third parties; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.
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
     We do not have a sales organization, and have no experience as a company in the marketing and distribution of devices such as MelaFind®. To achieve commercial success for MelaFind®, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to regionally market MelaFind® in the U.S., focused on introducing it at high volume dermatologists’ offices and training their staff in its use, but we have not made any final determinations regarding the use of a particular marketing channel. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the U.S. are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.
     We will need to contract with third parties in order to sell and install our products in larger markets, including non-specialist dermatologists and primary care physicians. To the extent that we enter into arrangements with third parties to perform marketing and distribution services in the U.S., our product revenue could be lower and our costs higher than if we directly marketed MelaFind®. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

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
     Our manufacturing efforts currently rely on several vendors for critical materials: FillFactory, a subsidiary of Cypress Semiconductor Corp., to manufacture and supply the complementary metal oxide semiconductor sensor in MelaFind®, on Carl Zeiss Jena GmbH (“Zeiss”) for lens and lens objective assemblies, A/B Electronics, AAEON, AmeriCad, Applied Image, EpiGap, Lamothermic Precision, Canvys Electronics, Sandisk, SL Power Electronics and others to provide services or components of our devices. We are working with ASKION in Germany, which specializes in precision optics for the provision of the hand-held imaging devices. In addition, we are utilizing Nexcore Technology Inc., an FDA good manufacturing practices (“GMP”) compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems.

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
     We have entered into an agreement with ASKION to continue developmental engineering, production and testing of our hand-held imaging device. Failure to maintain such an agreement with ASKION on mutually acceptable terms would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, through ASKION we have entered into a production agreement with Zeiss for lenses and lens objective assemblies. The manufacturing agreement with ASKION includes the integration of the Zeiss lenses in the hand-held imaging devices. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Zeiss, which is an affiliate of Carl Zeiss AG, a potential competitor. The failure by us or our supplier to produce a sufficient number of hand-held imaging devices that can operate according to our specifications could delay the commercial sale of MelaFind®, and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.
We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation.
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
     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to current cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections.
     If we are found to be deficient in cGMP or QSR, we could be subject to FDA action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:
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
     From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and MelaFind®. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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
Healthcare policy changes, including legislation pending in the U.S. Congress to reform the U.S. healthcare system, may have a material adverse effect on us.
     In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of U.S. Congress, state governments, regulators and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals may limit the prices we are able to charge for MelaFind® or the amount of reimbursement that may be available. In addition, new legislation could limit MelaFind’s® acceptance and availability. Moreover, legislative proposals currently pending in the U.S. Congress would impose significant new taxes on medical device makers. The adoption of some or all of these proposals could have a material adverse effect on our Company.
     We cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. The current versions of both the House and Senate proposals would impose significant new taxes on medical device makers. These taxes, if implemented, would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our Company. In summary, if legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may materially impact our ability to successfully launch MelaFind® in the U.S. marketplace.

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
     Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign MelaFind® to avoid infringement.

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
New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products our growth would be delayed.
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
     Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury or if a patient alleges that MelaFind® failed to provide appropriate evaluation information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with MelaFind®. MelaFind® will require PMA approval prior to commercialization in the U.S. The clinical studies of MelaFind® are considered by the FDA as “Non-Significant Risk”. Consequently, the trials are conducted under the auspices of an abbreviated Investigational Device Exemption. We therefore only maintain limited domestic clinical trial liability insurance, as required by certain clinical sites. We have obtained clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance that we believe is appropriate, and anticipate obtaining adequate product liability insurance before commercialization of MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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
     The success of MelaFind® is dependent upon our ability to protect our data center against damage from fire, power loss, telecommunications failure, natural disaster, sabotage or a similar catastrophic event. Substantially all of our computer equipment and data operations are located in a single facility. Our prospective failure to maintain off-site copies of information contained in our MelaFind® database, or our inability to use alternative sites in the event we experience a natural disaster, hardware or software malfunction or other interruption of our data center could adversely impact our business, financial condition and results of operations. While the Company does provide off-site back-up for its critical data, which we believe to be sufficient to meet our needs, there can be no assurance that our current plan can anticipate every possible eventuality.
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
     All of our operations are conducted at a single building in Irvington, New York. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations or cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
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
     Following commercialization of MelaFind® in the U.S., we may market MelaFind® internationally. Outside the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.
     The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, in addition to other risks. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the U.S. and abroad. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not taken any significant actions to obtain foreign regulatory approvals. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize MelaFind® in any market on a timely basis, or at all. Our inability or failure to comply with varying foreign regulation, or the imposition of new regulations, could restrict our sale of products internationally.
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
     We have granted to certain employees stock options that vest with the attainment of various time-based or controllable performance milestones. During the attainment of these milestones we recognize a stock based compensation expense in an amount based on the fair value of the options. We have also granted options that vest upon attainment of development milestones out of our control. Upon the attainment of each of these relevant development milestones, which include FDA approval of the MelaFind® PMA, there will be a significant compensation charge based on the fair value of such options.
Risks Relating to our Common Stock
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.
     The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly. On each of June 30, 2007, 2008 and 2009, our market capitalization exceeded $75 million. As a result we had our independent registered public accounting firm attest to our compliance with Section 404 of SOX as of December 31, 2007, 2008 and 2009. Since 2007, we have retained a consultant experienced in SOX that assists us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have evaluated our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.
An active trading market for our common stock may not be sustained.
     An active public market for our common stock may not be sustained. Further, we cannot be certain that the market price of our common stock will not decline below the amount required by NASDAQ to maintain a listing on its Capital Market. Should we fail to meet the minimum standards established by NASDAQ for its Capital Market, we could be de-listed meaning shareholders might be subject to limited liquidity.

Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.
     Our stock price has been and is likely to continue to be volatile. Between October 28, 2005 (the date of our initial public offering) and December 31, 2009, our stock price has ranged from $2.29 to $11.73 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
•	results of our research and development efforts and our clinical trials;

•	the timing of regulatory approval for our products;

•	failure of any of our products, if approved, to achieve commercial success;

•	the announcement of new products or product enhancements by us or our competitors;

•	regulatory developments in the US and foreign countries;

•	ability to manufacture our products to commercial standards;

•	developments concerning our clinical collaborators, suppliers or marketing partners;

•	changes in financial estimates or recommendations by securities analysts;

•	public concern over our products;

•	developments or disputes concerning patents or other intellectual property rights;

•	product liability claims and litigation against us or our competitors;

•	the departure of key personnel;

•	the strength of our balance sheet;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of and third-party reimbursement in the US and other countries;

•	changes in accounting principles or practices;

•	general economic, industry and market conditions; and

•	Future sales of our common stock, which could be dilutive to our shareholders.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We lease approximately 20,000 square feet of office, laboratory, and assembly space in a building with the street address of 50 South Buckhout Street, Suite 1, Irvington, New York 10533. The lease expires in December 2016. We believe that this facility is adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms.
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
Itelm 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2008 through December 31, 2009 as reported by the NASDAQ Capital Market:

	High	Low
Year Ended December 31, 2009
October 1 — December 31, 2009	$11.73	$7.85
July 1 — September 30, 2009	$10.95	$6.18
April 1 — June 30, 2009	$8.75	$4.35
January 1— March 31, 2009	$7.50	$3.00
Year Ended December 31, 2008
October 1 — December 31, 2008	$5.37	$2.29
July 1 — September 30, 2008	$7.98	$4.50
April 1 — June 30, 2008	$9.99	$5.71
January 1— March 31, 2008	$6.50	$3.84
     As of January 31, 2010, there were approximately 146 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.
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
Use of Proceeds from the Sale of Registered Securities
     On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. The SEC declared the registration statement effective on July 7, 2008 (File# 333-151935). Management has utilized this shelf registration statement to raise additional equity capital by completing two registered direct offerings. The first was of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds $11.9 million ($11 million approximate net proceeds to the Company) at a per share offering price of $5.68. The offering closed on August 8, 2008. The second was of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds $15 million ($13.70 million approximate net proceeds to the Company) at a per share offering price of $6.25. The offering closed on July 22, 2009. Approximately $13.1 million remains available for sale under the shelf registration statement as of December 31, 2009.

     We are using, and intend to continue to use, these proceeds for research and development activities including clinical trials, development of our sales and marketing capabilities and general corporate purposes including general and administrative expenses, as described in the use of proceeds section of our final prospectuses filed with the SEC pursuant to Rule 424(b)(5) on July 31, 2008 and July 17, 2009.
Item 6. Selected Financial Data
     The following table sets forth selected financial data. The financial information for the years ended December 31, 2007, 2008, and 2009 and as of December 31, 2008 and 2009 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2005 and 2006 and as of December 31, 2005, 2006, and 2007 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except share and per share data)

Statements of Operations Data:
Research and development expenses	$3,822	$7,574	$7,678	$12,508	$10,950
General and administrative expenses	2,636	4,526	5,400	5,766	7,631

Operating loss from continuing operations	(6,458)	(12,100)	(13,078)	(18,274)	(18,581)
Interest income	(174)	(728)	(1,054)	(468)	(45)
Other income, net	—	—	(59)	(201)	(83)

Loss from continuing operations	(6,284)	(11,372)	(11,965)	(17,605)	(18,453)
(Loss) gain from discontinued operations	(442)	781	28	—	—

Net loss	(6,726)	(10,591)	(11,937)	(17,605)	(18,453)
Preferred stock deemed dividends	(1,199)	—	—	—	—
Preferred stock accretion	(1,077)	—	—	—	—

Net loss attributable to common stockholders	$(9,002)	$(10,591)	$(11,937)	$(17,605)	$(18,453)

Net loss per share, basic and diluted:
Continuing operations	$(2.44)	$(1.01)	$(0.84)	$(1.08)	$(.96)
Discontinued operations	(0.13)	.07	—	—	—

Basic and diluted net loss per common share	$(2.57)	$(.94)	$(.84)	$(1.08)	$(.96)

Basic and diluted weighted average number of common shares outstanding	3,508,835	11,293,783	14,220,466	16,282,176	19,293,761

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands, except share and per share data)
Balance Sheet Data:
Total current assets	$18,873	$21,771	$21,328	$15,836	$30,338
Total assets	19,166	22,476	22,108	16,620	32,127
Total liabilities	916	1,162	1,336	1,530	1,811
Accumulated deficit	(20,633)	(31,225)	(43,162)	(60,767)	(79,220)
Total stockholders’ equity	18,249	21,314	20,772	15,089	30,316

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business-Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2009 and the related notes appearing in Part II Item 8 of this report.
Overview
     We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. Our principal product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any source of revenue. In 2006 we completed an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid us an up-front sum and made a second payment to us in July 2007. KaVo will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum royalty in 2009 as KaVo had not re-launched the product as of year end.
     We do not expect to have any significant continuing responsibility for the DIFOTI® business.
     Unless otherwise indicated, the following discussion relates to our continuing operations.
     Our revenue for the foreseeable future will depend on the approval by the FDA of MelaFind® and the commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based upon the results of our pivotal clinical trial. The MelaFind® PMA was filed June 9, 2009, and is under review at the FDA. The Company is actively working with the FDA during this process. The date for the FDA Advisory Panel to review the MelaFind® PMA has not been established. Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
     We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
     We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2009, we had an accumulated deficit of $79.2 million. We expect to continue to spend significant amounts on the PMA submission, FDA approval process and commercialization costs when we begin to introduce MelaFind® into the US market.
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
     In a transaction which closed August 8, 2008, the Company completed a registered direct offering of 2,088,451 shares of common stock for aggregate gross proceeds of $11.9 million ($11 million net proceeds to the Company). Also, the Company completed a registered direct offering of 2,400,000 shares of common stock for aggregate gross proceeds of $15 million ($13.70 million net proceeds to the Company) which closed July 22, 2009.
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
     Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $16.8 million. As of December 31, 2009, legal, accounting, and other costs associated with this agreement approximating $86 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
We believe that the proceeds from these transactions will be sufficient to fund our anticipated level of operations for at least the next twelve months. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.
     During January and February of 2010, the Company sold an additional 406,744 shares of common stock under the CEFF with Kingsbridge Capital. (see Note 13)
     During January and February of 2010, warrants for the purchase of 239,723 shares of the Company’s common stock were exercised. (see Note 13)
     Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
     Our research and development expenses incurred for the year ended December 31, 2009 were expenses related primarily to the development of MelaFind® and submission of the MelaFind® PMA. We expect to continue to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the U.S. and selected markets outside the U.S. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially, especially if the FDA requires additional clinical trials to support approval of MelaFind®.
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

     At December 31, 2009, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $31 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2029. The Company’s ability to utilize its net operating losses may be significantly limited due to changes in the Company’s ownership as defined by federal income tax regulations.
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included in this annual report, we believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and accrued expenses are most critical to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
     The Company has not received FDA approval for the sale of MelaFind® and has had no revenues from products since the 2005 discontinuance of DIFOTI® operations.
Stock-Based Compensation
     We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees.”
We record compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. A compensation charge is recorded, when it is probable that performance conditions will be satisfied, over the period estimated to satisfy the performance condition. The probability of vesting is updated at each reporting period and compensation is adjusted prospectively.
     We have also granted to certain employees stock options that vest with the attainment of performance milestones over which we have no control of the timing required to satisfy. Upon the attainment of these performance milestones, there will be a significant compensation charge based on the fair value of such options on the date granted.
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
Results of Operations (in thousands)
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Research and Development Expense
     Research and development expense decreased by $1,558 to $10,950 for the year ended December 31, 2009 from $12,508 for the year ended December 31, 2008. The decrease was primarily attributable to a $1,952 reduction of our clinical trial costs following completion of the pivotal trial and a $779 reduction in our development costs as the MelaFind® design was finalized. Offsetting these decreases was increased spending of $946 in quality/regulatory associated with the PMA submission and FDA review process.
General and Administrative Expense
     General and administrative expense increased by $1,865 to $7,631 for the year ended December 31, 2009 from $5,766 for the year ending December 31, 2008. This was principally attributable to an increase of $1,365 in marketing costs. The majority of this marketing increase took place in the last quarter of 2009, and included the production of promotional materials being readied for the projected launch of MelaFind® following FDA approval. Administrative costs increased by $500 from the 2008 level, including compensation costs of $292, recruiting of $120, and temporary help of $30 as the Company increased its personnel capabilities preparing for commercialization.
Interest (Income)/Expense
     Interest income for the year ended December 31, 2009 was $45 compared to $468 for the year ended December 31, 2008. The decrease reflected significantly lower interest rates available in 2009.
Other Income, net
     Other income for the year ended December 31, 2009 decreased from the comparable period in 2008 by $118.
     Income earned under our joint research contract with L’Oreal was $91 below the 2008 level as the feasibility study was completed during the first quarter of 2009.
     Earnings from the provision of DIFOTI® transitional services in accordance with the terms of our DIFOTI® sale and license agreement with KaVo decreased by $26 in 2009 compared to 2008 as the services were only provided in the first half of 2009. In accordance with the terms of our DIFOTI® sale and licensing agreement, KaVo will pay us an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008. As KaVo has not re-launched DIFOTI® as of year end 2009, the Company had royalty income of $20 in 2009 and $10 in 2008.
     Loss on the abandonment/disposal of fixed assets was $20 in 2009. In connection with the Company’s move to a new facility and the termination of existing leases at year end 2009, leasehold improvements with a net book value of $14 were abandoned and other fixed assets were disposed of during 2009 at an additional loss of $6.

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
     During 2008, the Company intensified its pivotal clinical trial activities completing the data accrual phase of the MelaFind® pivotal trial in the third quarter of 2008 and built the databases necessary to finalize the image processing classification algorithms (the classifier) in the fourth quarter of the year. To accomplish this, clinical studies costs increased by $1,430 and related pathology by $265. Steps undertaken during 2008 towards preparation for commercialization included increases of $635 for functional and cosmetic design of the cart to house MelaFind® and other product improvements of $673. In-house capabilities increased $231, and use of consultants increased $525 in the quality and regulatory areas to address the FDA’s Quality System Regulation including documentation and software validation. The increase in costs at ASKION, our European contract manufacturer, was additional labor for the processes and production capability of commercial quantities of MelaFind® units.
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
Other Income, net
     Other income for the year ended December 31, 2008 exceeded the same period in 2007 by $143. Income earned under our joint research contract with L’Oreal was $83 above the 2007 level. In accordance with the terms of our DIFOTI® sale/licensing agreement with KaVo, $48 was earned through the provision of DIFOTI® transitional services and the Company earned $10 as the contractual minimum royalty in the second half of 2008 as KaVo did not re-launch DIFOTI® as of year end. There was no income earned from KaVo in 2007. Included in other income, net is the loss $4 on the sale of marketable securities in 2008.
Liquidity and Capital Resources (in thousands)
     From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2009, we had $29,673 in cash and cash equivalents as compared to $15,460 at December 31, 2008 in cash, cash equivalents and marketable securities. The $14,213 increase in 2009 from 2008 reflects the $32,760 of net cash provided by 2009 financing activities offset by $17,303 of net cash used in operating activities and $854 of net cash used in investing activities.
     Our cash and cash equivalents at December 31, 2009 are liquid investments in cash with two commercial banks and money market accounts held in accounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities
     Net cash used in operations was $17,303 for the year ended December 31, 2009. For the year ended December 31, 2008, the net cash used in operations was $16,205. For both periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
     Net cash used in our investing activities was $854 for the year ended December 31, 2009 principally relating to purchase of fixed assets offset by the sale of marketable securities. For the year ended December 31, 2008 net cash provided by investing activities was $1,021 principally relating to the sale of marketable securities less the purchase of fixed assets.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $32,760 for the year ended December 31, 2009 and reflects the net proceeds received from our financing arrangement with Kingsbridge Capital, net proceeds from our July 22, 2009 registered direct offering of common stock and proceeds from the exercise of common stock options and warrants. For the year ended December 31, 2008, the net cash flows provided by financing activities was $11,057, which included net proceeds from our August 8, 2008 registered direct offering of common stock and proceeds from the exercise of common stock options and warrants.
Operating Capital and Capital Expenditure Requirements
     We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2009, we had an accumulated deficit of $79.2 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® system approval process, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind, we will need to obtain additional funding. We believe that our current cash, cash equivalents and marketable securities and the interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, whether or not we achieve commercial launch of MelaFind®. If our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of current global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.
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
Contractual Obligations
     The following table summarizes our outstanding contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period:

	Contractual Obligations
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$2,952	$354	$792	$894	$912
Total	$2,952	$354	$792	$894	$912
     Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.
Related Party Transactions (see Note 9 of Notes to Financial Statements)
Consulting Agreement with Breaux Castleman
     In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $24 in 2007, $99 in 2008, and $24 in 2009. This consulting agreement is terminable by either party on 30 days’ written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
     Effective May 31, 2005, the Company entered into a new consulting agreement with Marek Elbaum, PhD, the Company’s former President and Chief Science and Technology Officer. In consideration of the services as Chief Scientist to be provided, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one year period. Dr. Elbaum and the Company entered into an amended agreement effective June 1, 2007. Under the terms of the amended agreement, Dr. Elbaum was paid a monthly fee of $9 through January 2009. Dr Elbaum’s contract was completed in January 2009.
Consulting Agreement with Robert Friedman, M.D.
     During June 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant and medical advisor to the Company’s Board of Directors. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $58 in 2007, $63 in 2008 and $43 in 2009.
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
     With the start of the pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $45 in 2007, $70 in 2008 and $30 in 2009.
Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through October 2010, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the year ended December 31, 2009, Ms. Egger was paid $71 under this agreement.
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
Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In May 2009, the FASB issued new standards for subsequent events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
As of January 1, 2009, the Company implemented the transition guidance related to FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is included in the codification in ASC 260-10, “Earnings Per Share” (ASC 260-10). ASC 260 requires the Company to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. ASC 260 must be applied retrospectively. The adoption of ASC 260did not have any impact on our financial statements.
The Company has adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820, Fair Value Measurements and Disclosures. The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of the non-financial items measured on a non-recurring basis did not have a material impact on the Company’s financial statements.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company will adopt ASU 2009-13 upon commercialization of our product and the onset of revenue generation.
In October 2009 the FASB issued ASU 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). This update affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible products as a whole. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but only if adopted in tandem with ASU 2009-13. The Company will adopt ASU 2009-14 upon commercialization of our product and the onset of revenue generation.
In October 2009 the FASB issued ASU 2009-15 as an update to EITF 09-1 “Accounting for own-share lending arrangements in contemplation of a convertible debt issue or other financing.” Under the amendment if it becomes probable that a counter party to a share lending arrangement will default the issuer of the share lending arrangement shall recognize an expense equal to the then fair market value of the unreturned shares. The amendments in this update will be effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of the adoption of ASU 2009-15.

In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk at December 31, 2009 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the short-term nature of our investments.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Electro-Optical Sciences, Inc.
     We have audited the accompanying balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2008 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Optical Sciences, Inc., as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2010 expressed an unqualified opinion thereon.
/s/ Eisner LLP
New York, New York
March 3, 2010

ELECTRO-OPTICAL SCIENCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$15,069,939	$29,673,420
Marketable securities	390,512	—
Prepaid expenses and other current assets	375,612	664,962

Total Current Assets	15,836,063	30,338,382
Property and equipment, net	643,383	1,571,956
Patents and trademarks, net	94,908	83,008
Deferred financing costs	—	85,570
Other assets	45,276	48,000

Total Assets	$16,619,630	$32,126,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $17,500 as of December 31, 2008, and $6,921 as of December 31, 2009)	$634,394	$1,187,201
Accrued expenses	832,228	590,600
Deferred income	36,085	—
Other current liabilities	27,466	33,285

Total Current Liabilities	1,530,173	1,811,086

COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ Equity:
Preferred stock — $0.10 par value; authorized 10,000,000 shares:
Issued and outstanding: none	—	—
Common stock — $0.001 par value; authorized 30,000,000 shares:
Issued and outstanding 17,634,498 and 22,354,317 shares at December 31, 2008 and 2009, respectively.	17,634	22,354
Additional paid-in capital	75,845,953	109,513,582
Accumulated other comprehensive loss	(6,868)	—
Accumulated deficit	(60,767,262)	(79,220,106)

Total Stockholders’ Equity	15,089,457	30,315,830

Total Liabilities and Stockholders’ Equity	$16,619,630	$32,126,916

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Operating expenses:
Research and development	$7,677,578	$12,507,959	$10,950,114
General and administrative	5,400,371	5,766,238	7,631,251

Operating loss from continuing operations	(13,077,949)	(18,274,197)	(18,581,365)

Interest income	(1,054,130)	(467,587)	(45,259)
Other income, net	(58,567)	(201,579)	(83,262)

	(1,112,697)	(669,166)	(128,521)

Loss from continuing operations	(11,965,252)	(17,605,031)	(18,452,844)
Gain on sale and licensing of discontinued operations	27,808	—	—

Net loss	$(11,937,444)	$(17,605,031)	$(18,452,844)

Basic and diluted net loss per common share	$(0.84)	$(1.08)	$(.96)

Basic and diluted weighted average number of common shares outstanding	14,220,466	16,282,176	19,293,761

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficiency)
Balance at January 1, 2007	13,296,448	$13,296	$52,525,408	—	$(31,224,787)	$21,313,917

Exercise of options	105,256	106	114,421			114,527
Issuance of shares of common stock and warrants in connection with private placement (net of expenses)	2,000,178	2,000	10,713,847			10,715,847
Issuance of options to consultant			139,703			139,703
Share-based compensation expense			437,310			437,310
Other comprehensive income/(loss)				(12,136)		(12,136)
Net loss					(11,937,444)	(11,937,444)
Comprehensive loss (sub-total)						(11,949,580)

Balance at December 31, 2007	15,401,882	$15,402	$63,930,689	$(12,136)	$(43,162,231)	$20,771,724

Exercise of options	141,823	141	73,234			73,375

Exercise of warrants	2,342	2	10,584			10,586

Issuance of shares of common stock in connection with a public offering(net of expenses)	2,088,451	2,089	10,970,695			10,972,784

Share-based compensation expense			860,751			860,751

Other comprehensive income				5,268		5,268

Net loss					(17,605,031)	(17,605,031)

Comprehensive loss (sub-total)						(17,599,763)

Balance at December 31, 2008	17,634,498	$17,634	$75,845,953	$(6,868)	$(60,767,262)	$15,089,457

Exercise of options	151,457	152	212,119			212,271

Exercise of warrants	343,421	343	2,174,756			2,175,099

Issuance of shares of common stock in connection with a public offering(net of expenses)	2,400,000	2,400	13,696,779			13,699,179

Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	1,824,941	1,825	16,757,222			16,759,047

Share-based compensation expense			826,753			826,753

Other comprehensive income				6,868		6,868

Net loss					(18,452,844)	(18,452,844)

Comprehensive loss (sub-total)						(18,445,976)

Balance at December 31, 2009	22,354,317	$22,354	$109,513,582	—	$(79,220,106)	$30,315,830

The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Cash flows from operating activities:
Loss from continuing operations	$(11,965,252)	$(17,605,031)	$(18,452,844)
Gain on sale and licensing of discontinued operations	27,808	—	—

Net loss	(11,937,444)	(17,605,031)	(18,452,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(27,808)	—	—
Loss on disposal/abandonment of fixed assets			20,186
Depreciation and amortization	223,706	308,977	314,352
Noncash compensation	437,310	860,751	826,753
Amortization of unearned interest income-discontinued operations	(12,320)	—	—
Common stock options and warrants issued for consulting fees	139,703	—	—
Amortization of discount on marketable securities	(519)	519	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(67,920)	35,942	(289,350)
Increase in accounts payable and accrued expenses	124,800	223,924	311,179
Increase in other current liabilities	2,727	8,662	5,819
(Increase) decrease in other assets	(6,118)	600	(2,724)
Increase (decrease) in deferred income	74,946	(38,861)	(36,085)

Net cash used in operating activities	(11,048,937)	(16,204,517)	(17,302,714)

Cash flows from investing activities:
Patent costs	(40,006)	—	—
Purchases of property and equipment	(252,847)	(313,020)	(1,251,211)
(Purchase) sale of marketable securities	(1,731,522)	1,334,142	397,380
Proceeds from sale and licensing of discontinued operations	500,000	—	—

Net cash (used in) provided by investing activities	(1,524,375)	1,021,122	(853,831)

Cash flows from financing activities:
Proceeds from private placements/public offering	11,501,023	11,909,057	15,000,000
Expenses related to private placement/public offering	(785,176)	(936,273)	(1,300,821)
Proceeds from Committed Equity Financing Facility			16,863,000
Expenses related to Committed Equity Financing Facility			(189,523)
Proceeds from exercise of stock options	114,527	73,375	212,271
Proceeds from exercise of stock warrants	—	10,586	2,175,099

Net cash provided by financing activities	10,830,374	11,056,745	32,760,026

Net (decrease) increase in cash and cash equivalents	(1,742,938)	(4,126,650)	14,603,481
Cash and cash equivalents at beginning of year	20,939,527	19,196,589	15,069,939

Cash and cash equivalents at end of year	$19,196,589	$15,069,939	$29,673,420

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss (gain) on marketable securities	$12,136	$(5,268)	$(6,868)
The accompanying notes are an integral part of these financial statements

ELECTRO-OPTICAL SCIENCES, INC.
Notes to Financial Statements
(In thousands, except for share and per share data)
1. Principal Business Activities and Summary of Significant Accounting Policies:
Organization and Business
     Electro-Optical Sciences, Inc., a Delaware corporation (the Company), is focused on the development of a non-invasive, point-of-care instrument (MelaFind®) for assisting in the early diagnosis of melanoma. The MelaFind® PMA was filed on June 9, 2009 and is under review at the FDA. The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. The Company is actively working with the FDA during the review process. We have been informed that MelaFind® will be reviewed by an FDA Advisory Panel, however, the date for the Panel meeting has not yet been established. Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
     To date, the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues have come from activities and products that have since been discontinued. In 2005 the Company discontinued all operations associated with its DIFOTI® product, in order to focus its resources on the development and commercialization of MelaFind®. As more fully described in Note 10, in December 2006, the Company sold and licensed its rights to the DIFOTI® assets and does not expect to have any significant continuing responsibility for the DIFOTI® business or products.
     At December 31, 2009, the Company has an accumulated deficit of $79.2 million and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005, private placements in November 2006 and August 2007, registered direct offerings which closed August 2008 and July 2009, and the committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (refer to Note 7, “Stockholders’ Equity,” for further details). With the exception of the additional funds that will be needed in order to achieve significant commercialization of MelaFind®, the Company believes that the proceeds from these transactions will permit the Company to fund its anticipated levels of operations for at least the next twelve months, whether or not we achieve commercial launch of MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.
Business Segments
     The Company’s operations are confined to one business segment: the design and development of MelaFind®.
Cash and Cash Equivalents
The Company’s cash is held in nationally-chartered banks and the amounts the Company currently maintains with these banks exceeds the current federal insurance limits provided by the Federal Deposit Insurance Company. The Company has not experienced any loss of its cash or interest income. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

Marketable Securities
     Marketable securities are classified as either held-to-maturity, available for sale or trading. Held-to-maturity marketable securities are reported at amortized cost. Available for sale marketable securities are reported at fair value, with unrealized gains and losses excluded from earnings, and reported in other comprehensive income. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company evaluates declines in fair value of its investments in available-for-sale marketable securities to determine if these declines are other than temporary. When a decline in value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment would be established.
     Under accounting guidance for fair value measurements and disclosures, the Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data requiring the reporting entity to develop its own assumptions.
     The Company did not hold any marketable securities at December 31, 2009
Property and Equipment
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
Income Taxes
     The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes (see also Note 11).
     The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
     With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions did not have a material impact on its results of operations and financial position.

Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and accrued expenses. Actual results could differ from these estimates.
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
Stock-Based Compensation
     The Company records compensation expense associated with stock options and other forms of equity compensation.
     The Company grants to certain employees stock options that vest over a requisite service period or with the attainment of performance milestones over which the Company has control of the timing required to satisfy. A compensation charge is recorded over the service period or the probable period estimated to satisfy the performance condition. The probability of vesting is updated at each reporting period and the compensation charge is adjusted prospectively.
     The Company also grants to certain employees stock options that vest with the attainment of performance milestones over which the Company has no control of the timing required to satisfy. Upon the attainment of these performance milestones, there will be a significant compensation charge based on the fair value of such options on the date granted.
     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued.
     With equity instruments that are not immediately vested, compensation cost is measured on the date such instruments vest or a performance commitment is reached. Under this method of accounting, the Company estimates the total amount of deferred compensation when the grant is issued for the entire option value based on the Black-Scholes valuation model. Subsequently, the deferred compensation is adjusted each reporting period until vesting occurs and the charge is taken. Compensation attributable to non-vested options is not recorded until vesting occurs (see Note 8).
Financial Instruments
     The Company’s financial instruments consist principally of cash and cash equivalents and accounts payable. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.

Net Loss per Common Share
     Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	Year Ended December 31,
	2007	2008	2009

Common stock options	1,812,084	2,069,080	2,031,023
Warrants	1,126,886	1,124,544	929,629

Total	2,938,970	3,193,624	2,960,652

Comprehensive loss
     Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the year ended December 31, 2007, comprehensive loss was $11,949 which includes a net loss of $11,937 and an unrealized loss on available-for-sale marketable securities of $12. For the year ended December 31, 2008, comprehensive loss was $17,600 which includes a net loss of $17,605 and an unrealized gain on available-for-sale marketable securities of $5. For the year ended December 31, 2009, comprehensive loss was $18,446 which includes a net loss of $18,453 and an unrealized gain on available-for-sale marketable securities of $7, which offsets the unrealized loss of $7 at December 31, 2008.
Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.
In May 2009, the FASB issued new standards for subsequent events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
As of January 1, 2009, the Company implemented the transition guidance related to FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which is included in the codification in ASC 260, “Earnings Per Share” (ASC 260-10). ASC 260 requires the Company to treat unvested deferred stock units as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. ASC 260 must be applied retrospectively. The adoption of ASC 260 did not have any impact on our financial statements.

The Company has adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820, Fair Value Measurements and Disclosures. The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The implementation of the non-financial items measured on a non-recurring basis did not have a material impact on the Company’s financial statements.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company will adopt ASU 2009-13 upon commercialization of our product and the onset of revenue generation.
In October 2009 the FASB issued ASU 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). This update affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible products as a whole. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but only if adopted in tandem with ASU 2009-13. The Company will adopt ASU 2009-14 upon commercialization of our product and the onset of revenue generation.
In October 2009 the FASB issued ASU 2009-15 as an update to EITF 09-1 “Accounting for own-share lending arrangements in contemplation of a convertible debt issue or other financing.” Under the amendment if it becomes probable that a counterparty to a share lending arrangement will default the issuer of the share lending arrangement shall recognize an expense equal to the then fair market value of the unreturned shares. The amendments in this update will be effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of the adoption of ASU 2009-15.
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
2. Marketable Securities:
     The Company’s marketable securities consist of corporate debt securities with a weighted average maturity not in excess of twelve months. The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Interest income, realized gains and losses, and declines in value of securities judged to be other-than-temporary are included in the Company’s statement of operations. As of December 31, 2009, the Company did not hold any marketable securities.

     As described in Note 1, the Company has adopted ASC 820 which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
3. Property and Equipment:
     Property and equipment, at cost, consists of the following:

	December 31,		Estimated
	2008	2009	Useful Life
Leasehold improvements	$186	$519	Lease Term
Laboratory and research equipment	821	936	5 years
Office furniture and equipment	475	1,061	3-5 years

	1,482	2,516
Accumulated depreciation and amortization	839	944

	$643	$1,572

     Depreciation expense amounted to approximately $201, $286 and $302 for the years ended December 31, 2007, 2008 and 2009, respectively.
4. Patents:
     Patents as shown in the accompanying balance sheets are net of accumulated amortization of $179 and $191 at December 31, 2008 and 2009, respectively Amortization expense related to all patents was approximately $22, $23 and $12 for the years ended December 31, 2007, 2008 and 2009, respectively. Amortization expense of currently held patents is expected to amount to $12, $12, $10, $4 and $2 for the years ending December 31, 2010, 2011, 2012, 2013, and 2014, respectively.
5. Commitments and Contingencies:
     The Company is obligated under a seven year non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. For the years ended December 31, the approximate aggregate minimum future payments due under this lease are as follows:

Total	2010	2011	2012	2013	2014	2015	2016
$2,952	$354	$382	$410	$439	$455	$456	$457
     Rent expense charged to operations amounted to approximately $305, $320 and $332 for the years ended December 31, 2007, 2008, and 2009, respectively.
     ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, has become an integral member of the MelaFind® development team and the Company expects to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities.
     Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work was performed during 2007, 2008 and 2009, and is expected to continue on commercial MelaFind® units throughout 2010.

     The Company has an employment agreement with its President and Chief Executive Officer (“CEO”) which provides for a base salary, stock options, and discretionary performance bonuses. The agreement, which provides for automatic one year renewal terms, currently runs through the end of 2010. Effective March 1, 2009, the Company’s Board of Directors increased the Company President and CEO’s annual base salary to $313.6 and awarded him a bonus of $150 (see also Note 8).
     The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
6. Employee Benefit Plan:
     The Company has a SIMPLE IRA defined contribution plan covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $38, $72 and $103 for the years ended December 31, 2007, 2008 and 2009, respectively.
7. Stockholders’ Equity
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

     In addition, management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.7 million approximate net proceeds to the Company) at a per share offering price of $6.25. The offering closed on July 22, 2009. Approximately $13.1 million remains available under the Company’s shelf registration statement as of December 31, 2009.
     On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share with a Black Scholes Fair Value of $678. The issuance of this warrant was deemed to be a cost of the offering.
     Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred offering costs. Net of expenses, proceeds from this sale were approximately $16.8 million. As of December 31, 2009, legal, accounting, and other costs associated with this agreement approximating $86 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
     During January and February of 2010, the Company sold an additional 406,744 shares of common stock under the CEFF with Kingsbridge Capital. (see Note 13)
     During January and February of 2010, warrants for the purchase of 239,723 shares of the Company’s common stock were exercised. (see Note 13)
     The Company will require additional funds to achieve significant commercialization of MelaFind®.
     As of December 31, 2009, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding.
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
     On October 10, 2008, the formula based option, issued in 2004 to the Company’s President and CEO from the Company’s 2003 Stock Incentive Plan for 743,283 shares, at an exercise price of $0.46 a share, was cancelled. On October 10, 2008, the Company’s President and CEO was granted stock options for 900,000 shares of the Company’s common stock at an exercise price of $3.75 (the closing price on the grant date); 380,000 shares from the Company’s 2005 Plan previously approved for issuance by the Compensation Committee of the Board of Directors and the stockholders of the Company, and 520,000 shares from the Company’s 2005 Plan approved for issuance by the Compensation Committee of the Board of Directors subject to stockholder approval which was voted on and approved at the 2009 Annual Meeting of Stockholders.

     Of the 900,000 common shares underlying these stock options granted to the Company’s President and CEO, 180,000 shares vested immediately, 540,000 shares vest upon the Company receiving FDA approval of its PMA application for MelaFind®; and 180,000 shares vest in four equal annual installments commencing on the date of grant, the first anniversary of which was October 10, 2009. These 900,000 options expire ten years from the date of grant.
     Compensation expense recognized in the Statement of Operations during 2007, 2008 and 2009 for stock options and restricted stock awards amounted to $577, $861 and $827, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007, 2008 and 2009 was $115, $73 and $212, respectively.
     The fair value of each option award granted after the adoption of FASB ASC 718 is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009
Expected life	5 years	5-10 years	5-10 years
Expected volatility	60%	60%	60-66%
Risk-free interest rate	3.41 - 5.02%	1.67 - 3.86%	1.69 - 2.67%
Dividend yield	0	0	0
     The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Starting with the three month period ending September 30, 2009, the expected volatility percentage is stated as calculated rather than as implied. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The calculated expected volatility approximates implied volatility from other publicly-traded stock that was established at the time of our IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
     At December 31, 2009, stock options to purchase 2,031,023 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and are exercisable at various dates through 2018. The total number of options exercisable at December 31, 2007, 2008, and 2009 was 609,901, 768,403 and 893,585 respectively, with weighted average exercise prices of $3.54, $4.30 and $5.06, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2009 is $4,688.
     The status of the Company’s stock option plans during the periods indicated is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at January 1, 2007	1,689,412	$2.88	4.2
Granted	277,407	3.11	3.9
Exercised	(105,256)	1.09
Forfeited or expired	(49,479)	5.24

Outstanding at December 31, 2007	1,812,084	2.96	3.5

Granted	1,165,539	3.61	8.2
Exercised	(141,823)	0.52
Forfeited or expired	(766,720)	0.52

Outstanding at December 31, 2008	2,069,080	4.39	5.8

Granted	213,400	8.60	4.7
Exercised	(151,457)	1.40
Forfeited or expired	(100,000)	3.84

Outstanding at December 31,2009	2,031,023	5.09	5.2	$10,637

     During the years ended December 31, 2007, 2008 and 2009 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.11, $2.89 and $4.82 respectively per share. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $558, $664 and $1,106, respectively. The requisite service periods for options granted during 2007, 2008 and 2009 for employees and consultants were four years and for options granted to directors the requisite service period were one year.
     The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$1.00	65,971	2.3 years	1.00	65,971	1.00
$1.01-$11.11	1,965,052	5.3 years	5.22	827,614	5.39

$1.00-$11.11	2,031,023	5.2 years	$5.09	893,585	$5.06

     As of December 31, 2009, of the total 2,031,023 options outstanding 1,137,438 have not vested. Of this total unvested amount 816,313 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. There was $3,251 of total unrecognized compensation cost related to unvested options, of which approximately $2,082 will be recognized upon PMA approval, $374 upon achievement of other milestone and $795 upon completion of the requisite service period over four years.
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
Warrants
     In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006, and 143,125 remain outstanding at December 31, 2009.
     As previously discussed in connection with the Company’s private placements, in November 2006 and August 2007 the Company issued warrants to purchase up to 346,857 and 500,041 shares of the Company’s common stock, respectively. At December 31, 2009, 173,963 of the 2006 warrants and 412,541 of the 2007 warrants were outstanding. The warrants are exercisable for five years at a price of $6.70 and $8.00 per share, respectively.
     In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant, exercisable as of November 30, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share, with a Black Scholes Fair Value of $678.
     During January and February of 2010, warrants for the purchase of 239,723 shares of the Company’s common stock were exercised (see also Note 13).
9. Related Party Agreements (see also Note 5):
     The Company has in place the following consulting agreements with related parties.

Consulting Agreement with Breaux Castleman
     In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $24 in 2007, $99 in 2008, and $24 in 2009. This consulting agreement is terminable by either party on 30 days’ written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
     Effective May 31, 2005, the Company entered into a new consulting agreement with Marek Elbaum, PhD, the Company’s former President and Chief Science and Technology Officer. In consideration of the services as Chief Scientist, the Company agreed to pay Dr. Elbaum a monthly fee of $15. The term of this agreement extended for a period of two years and was automatically renewable for an additional one year period. Dr. Elbaum and the Company entered into an amended agreement effective June 1, 2007. Under the terms of the amended agreement, Dr. Elbaum was paid a monthly fee of $9 through January 2009. Dr Elbaum’s contract was completed in January 2009.
Consulting Agreement with Robert Friedman, M.D.
     During June 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant and medical advisor to the Company’s Board of Directors. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $58 in 2007, $63 in 2008 and $43 in 2009.
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
     With the start of the pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $45 in 2007, $70 in 2008 and $30 in 2009.
Consulting Agreement with Anne Egger
     In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through October 2010, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the year ended December 31, 2009, Ms. Egger was paid $71 under this agreement.

10. Other Income (including gain on sale of discontinued operations):
     During March 2007, the Company entered into an agreement with L’Oreal to study the feasibility of using the Company’s novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. Pursuant to the agreement, L’Oreal was responsible for all costs and expenses incurred in connection with the Feasibility Program, and reimbursed EOS for expenses incurred by EOS with respect to the Feasibility Program. The Feasibility Program was concluded during 2009.
     During the years ended December 31, 2007, 2008 and 2009, the Company earned $59, $141and $50 respectively, recorded as other income, to offset expenses incurred by EOS under the Feasibility Program with L’Oreal. Amounts received from L’Oreal in advance of being earned have been recorded as deferred income.
     In 2005, the Company discontinued all operations associated with its DIFOTI® product, in order to focus its resources and attention on the development and commercialization of MelaFind®. In 2006 the Company completed an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer and subsidiary of Danaher Corporation, to further develop and commercialize DIFOTI®. In accordance with the terms of the agreement, KaVo paid the Company $500 and made a second payment of $500 in July 2007. KaVo will pay the Company an annual royalty based on the number of DIFOTI® related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008 $10 and again earned the minimum royalty in 2009 $20 as KaVo had not re-launched the product as of year end.
     For the year ended December 31, 2007, the Company recorded a gain of $28 on the sale of its discontinued operations. Costs associated with the 2006 sale and licensing transaction with KaVo were lower than expected and the December 31, 2006 accrual to capture these expenses was partially reversed in 2007.
11. Income Taxes:
     The Company has incurred net losses since inception, accordingly, it has not provided for income taxes for the years ended December 31, 2007, 2008 and 2009.
     The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2007	2008	2009
Computed expected tax benefit	$(4,068)	$(5,986)	$(6,274)
State tax benefit, net of federal effect	(718)	(1,056)	(1,107)
Increase in the valuation allowance	4,786	7,042	7,381

Provision for income taxes	$—	$—	$—

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2009 are as follows:

	December 31,
	2008	2009
Deferred tax assets:
Net operating loss carryforwards	$10,389	$13,289
Capitalized research and developmental costs	11,868	16,019
Non-cash compensation	1,352	1,682

Total deferred tax assets	23,609	30,990
Less valuation allowance	(23,609)	(30,990)

Net deferred tax assets	$—	$—

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2008 and 2009. The Company’s valuation allowance against its deferred tax assets increased by $4,786, $7,042 and $7,381 for the years ended December 31, 2007, 2008 and 2009, respectively.
     At December 31, 2009, the Company has net operating loss carryforwards of approximately $31 million to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future. However, any future equity raise by the Company may limit the use of these net operating loss carryforwards.
     FASB ASC 740 “Income Taxes” contains guidance with respect to uncertain tax positions which applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.
     The Company adopted FASB ASC 740 on January 1, 2007. As a result of this implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits which would favorably affect the effective tax rate if recognized in future periods, or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The earliest open tax year subject to examination is 2006.
12. Quarterly Operating Results (Unaudited)
     The following is a summary of operating results by quarter for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2009
Loss from continuing operations	$(3,990)	$(3,835)	$(5,048)	$(5,580)
Net loss	$(3,990)	$(3,835)	$(5,048)	$(5,580)
Basic and diluted net loss per share of common stock	$(0.23)	$(0.22)	$(0.26)	$(0.25)

2008
Loss from continuing operations	$(4,277)	$(4,951)	$(4,200)	$(4,177)
Net loss	$(4,277)	$(4.951)	$(4,200)	$(4,177)
Basic and diluted net loss per share of common stock	$(0.28)	$(0.32)	$(0.25)	$(0.23)
13. Subsequent Events
Under the May 7, 2009 CEFF with Kingsbridge Capital Limited, subsequent to December 31, 2009 and through March 4, 2010 the Company sold 406,744 shares of Company common stock at an average per share price of approximately $9.22, for gross proceeds of $3.75 million. A proportionate share of the CEFF originating expenses was allocated to this sale from deferred financing costs. Net of expenses, proceeds from this sale were approximately $3.727 million.
To date, the Company has sold 2,231,685 shares under the CEFF leaving 1,095,315 shares available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge.
On ten consecutive days from December 16, 2009 through December 30, 2009 the closing price of the Company’s common stock was not less than $10.05 or 150% of the exercise price of the warrants issued at $6.70 per share in connection with the financing that closed in November 2006. As a result of this trading activity, and in accordance with the terms of the warrant, on January 5, 2010 the Company required the holders to exercise their warrants within 30 days. As a result, warrants to purchase 173,963 shares of common stock, representing all of the outstanding 2006 warrants, were exercised resulting in gross proceeds to the company of $1.165 million.
In January 2010, warrants to purchase 65,760 shares of the Company’s common stock, issued in connection with the private placement financing that closed in August 2007, were exercised. The exercise of these warrants at $8.00 per common share resulted in approximately $526 of proceeds to the Company.
Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2009.
Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Report of Management on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC, “internal control over financial reporting procedures’’ is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Eisner LLP, the independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2009. Their report is included in this Item 9A.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Electro-Optical Sciences, Inc.
We have audited Electro-Optical Sciences, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’ s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Electro-Optical Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Electro-Optical Sciences, Inc. as of December 31, 2008 and December 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements.
/s/ Eisner LLP
New York, New York
March 3, 2010

Change in internal control over financial reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
     Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
     The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.
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

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3 .1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)
3 .2	Third Amended and Restated Bylaws of the Registrant.(2)
4 .1	Specimen Stock Certificate.(2)
4 .2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)
4 .3	Form of Warrant.(7)
4 .4	Form of Warrant.(13)
4 .5	Warrant dated May 7, 2009 issued by Electro-Optical Sciences, Inc. to Kingsbridge Capital Limited (16)
10 .1*	Form of Indemnification Agreement for directors and executive officers.(2)
10 .2*	1996 Stock Option Plan.(3)
10 .3*	2003 Stock Incentive Plan, as amended.(3)
10 .4*	2005 Stock Incentive Plan.(2)
10 .5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)
10 .6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)
10 .7	Lease Agreement dated as of December 16, 1998, by and between the Registrant and Bridge Street Properties LLC, for office space located at One Bridge Street, Irvington, New York.(3)
10 .8	First Amendment to the Lease Agreement dated as of May 17, 2001 by and between the Registrant and Bridge Street Properties LLC.(3)
10 .9	Second Amendment to the Lease Agreement dated as of June 19, 2003 by and between the Registrant and Bridge Street Properties LLC.(3)
10 .10	Lease Agreement dated as of November 23, 2004, by and between the Registrant and Bridge Street Properties LLC, for office space located at 3 West Main Street, Irvington, New York.(3)
10 .11*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)
10 .12	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)
10 .13	Third Amendment dated as of June 6, 2005, by and between the Registrant and Bridge Street Properties LLC, for office space located at 1 Bridge Street, Irvington, New York.(1)
10 .14	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)
10 .15*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(11)
10 .16*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)
10 .17*	Employment Offer Letter, dated May 30, 2006, between the Registrant and Christiano S. Butler.(6)
10 .18	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10 .19	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10 .20	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of October 31, 2006.(8)
10 .21	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)
10 .22*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (10)
10 .23	Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007.(12)
10 .24	Securities Purchase Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10 .25	Registration Rights Agreement among the Registrant and the purchasers identified on the signature pages thereto, dated as of July 31, 2007.(13)
10 .26	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York. (14)

Exhibit
Number	Exhibit Title

10. 27	Placement Agency Agreement by and between the Registrant and Needham & Company, LLC, dated as of July 31, 2008.(15)
10. 28	Form of Subscription Agreement between and Registrant and each investor.(15)
10. 29	Common Stock Purchase Agreement dated as of May 7, 2009 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.(16)
10. 30	Registration Rights Agreement dated as of May 7, 2009 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.(16)
10. 31	Agreement of Lease, dated as of July 14, 2009, by and between Stanford Bridge LLC and Electro-Optical Sciences, Inc. (17)
10. 32	Placement Agency Agreement dated July 16, 2009 among the Company, Needham & Company, LLC and Oppenheimer & Co, Inc.(18)
10. 33	Form of Subscription Agreement between the Company and each investor thereto (18)
21 .1#	Subsidiaries of Registrant.
23 .1#	Consent of Eisner LLP
31 .1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006. Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2009.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 17, 2009.
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

Dated: March 4, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2010

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2010

/s/ Breaux Castleman Breaux Castleman	Chairman of the Board of Directors	March 4, 2010

/s/ Sidney Braginsky Sidney Braginsky	Director	March 4, 2010

/s/ George C. Chryssis George C. Chryssis	Director	March 4, 2010

/s/ Martin D. Cleary Martin D. Cleary	Director	March 4, 2010

/s/ Anne Egger Anne Egger	Director	March 4, 2010

/s/ Dan W. Lufkin Dan W. Lufkin	Director	March 4, 2010

/s/ Charles Stiefel Charles Stiefel	Director	March 4, 2010

/s/ Gerald Wagner, PhD. Gerald Wagner, PhD.	Director	March 4, 2010