Form 10-Q
period 2010-03-31
MELA SCIENCES, INC. /NY
filed 2010-05-10
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 000 — 51481
MELA SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3986004
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 South Buckhout Street, Suite 1 Irvington, New York	10533
(Address of Principal Executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code:
(914) 591-3783
Electro-Optical Sciences, Inc.
(Former name if changed since last report)
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
Yes ☐     No ☑
As of May 4, 2010: 23,026,035 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$30,042,823	$29,673,420
Prepaid expenses and other current assets	478,156	664,962

Total Current Assets	30,520,979	30,338,382
Property and equipment, net	1,803,500	1,571,956
Patents and trademarks, net	80,033	83,008
Deferred financing costs	62,391	85,570
Other assets	48,000	48,000

Total Assets	$32,514,903	$32,126,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $7,497 as of March 31, 2010 and $6,921 as of December 31, 2009)	$1,089,177	$1,187,201
Accrued expenses	520,704	590,600
Other current liabilities	33,034	33,285

Total Current Liabilities	1,642,915	1,811,086

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 30,000,000 shares; issued and outstanding 23,026,035 shares at March 31, 2010 and 22,354,317 at December 31, 2009	23,026	22,354
Additional paid-in capital	115,120,326	109,513,582
Accumulated deficit	(84,271,364)	(79,220,106)

Stockholders’ Equity	30,871,988	30,315,830

Total Liabilities and Stockholders’ Equity	$32,514,903	$32,126,916

*	Derived from the audited balance sheet as of December 31, 2009
See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
Operating expenses:
Research and development	$2,787,070	$2,534,414
General and administrative	2,271,165	1,526,740

Operating loss	(5,058,235)	(4,061,154)

Interest income	952	25,483
Other income, net	7,498	46,085
Loss on disposal of fixed assets	(1,473)	—

Net loss	$(5,051,258)	$(3,989,586)

Basic and diluted net loss per common share	$(0.22)	$(0.23)

Basic and diluted weighted average number of common shares outstanding	22,743,497	17,635,331

See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,051,258)	$(3,989,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,123	80,070
Noncash compensation	182,692	118,567
Loss on disposal of fixed assets	1,473	—
Changes in operating assets and liabilities:
Increase in other assets	—	(1,063)
Decrease in prepaid expenses and other current assets	186,806	71,212
Decrease in accounts payable and accrued expenses	(167,920)	(57,983)
Decrease in deferred income	—	(36,085)
Decrease in other current liabilities	(251)	(3,600)

Net cash used in operating activities	(4,728,335)	(3,818,468)

Cash flows from investing activities:
Purchases of property and equipment	(350,165)	—

Net cash used in investing activities	(350,165)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	6,270	2,300
Proceeds from exercise of warrants	1,691,633	—
Proceeds from Committed Equity Financing Facility	3,750,000	—

Net cash provided by financing activities	5,447,903	2,300

Net increase (decrease) in cash and cash equivalents	369,403	(3,816,168)
Cash and cash equivalents at beginning of period	29,673,420	15,069,939

Cash and cash equivalents at end of period	$30,042,823	$11,253,771

Supplemental Schedule of Non-cash Investing and Financing Activities
Unrealized loss on marketable securities	$—	$1,468
Deferred financing costs charged to additional paid-in capital	$23,179	$—

See accompanying notes to the financial statements

MELA SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
MELA Sciences, Inc. (formerly Electro-Optical Sciences, Inc.) a Delaware corporation (the “Company”) is a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care (in the doctor’s office) instrument to assist in the early diagnosis of melanoma. The Company’s flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion.
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
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. The Company is actively working with the FDA during the review process, and is actively pursuing an FDA Advisory Panel meeting at the earliest possible date. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at this time. In addition, the Company was advised that the review process had been extended by a period of up to 180 days following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency. A draft response was submitted to the FDA in mid-April. The Company also had an in-person meeting with the Agency to review its draft response and to clarify several questions. The final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts to obtain a CE Mark that will facilitate commercialization in Europe and other countries.
To date the Company has not generated any revenues from MelaFind®.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering in October 2005, two private placements (in November 2006 and August 2007), two registered direct offerings (in August 2008 and July 2009), and pursuant to a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited in the second half of 2009 and first quarter of 2010 (refer to Note 8 for further details).

Management believes that the proceeds from these transactions will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months.
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
As of March 31, 2010, the Company’s total of cash and cash equivalents was $30 million. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive gain or loss in stockholders’ equity on the Company’s balance sheet.
For the three months ended March 31, 2010, both comprehensive loss and net loss were $5,051. For the three months ended March 31, 2009, comprehensive loss was $3,989, which includes a net loss of $3,990 and an unrealized gain on available-for-sale marketable securities of $1.
3. USE OF ESTIMATES
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
4. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about transfers between Level 1and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
5. NET LOSS PER COMMON SHARE
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

	March 31,
	2010	2009
Common stock options	2,043,098	2,051,580
Warrants	614,906	1,124,544

Total	2,658,004	3,176,124

6. STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan under which the Board of Directors may currently grant incentives to employees, consultants, directors, officers and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but no new grants may be made.
Stock awards under the Company’s stock option plans have been granted at prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Stock Incentive Plan (2005 Plan) are generally time-based or performance-based, and vesting varies accordingly. Options under this plan expire in up to a maximum of ten years from the date of grant. Since the Company adopted the 2005 Plan, awards may not be granted under the Company’s previous stock option plans.
The compensation expense recognized in the Statement of Operations in the first quarter of 2010 and 2009 for stock options amounted to $183 (of which $5 relates to performance milestones) and $119 (of which $9 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended March 31, 2010 and 2009 were $1,698 and $2, respectively.
The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009
Expected life	5 years	5 years
Expected volatility	66.93%	60%
Risk-free interest rate	2.26-2.56%	1.69%
Dividend yield	0%	0%

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
At March 31, 2010, stock options to purchase 2,043,098 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2018.
During the three months ended March 31, 2010, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.96. For the three month period ended March 31, 2009, the weighted average fair value of options granted was $2.17. For the three months ended March 31, 2010 and 2009, respectively, the total intrinsic value of options exercised was $7, and $21.
The status of the Company’s stock option plans at March 31, 2010 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2009	2,031,023	$5.09	5.2
Granted	35,000	8.66	4.9
Exercised	(1,425)	4.40	—
Forfeited or expired	(21,500)	4.37	—
Outstanding at March 31, 2010	2,043,098	$5.15	5.0	$4,995

Vested and exercisable at March 31, 2010	890,210	$5.12	3.4	$2,072

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$1.00	55,971	2.5 years	$1.00	55,971	$1.00
$1.01-$11.11	1,987,127	5.1 years	$5.27	834,239	$5.40

$.01-$11.11	2,043,098	5.0 years	$5.15	890,210	$5.12

As of March 31, 2010, of the total 2,043,098 options outstanding, 1,152,888 have not vested. Of this total unvested amount, 815,813 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.7 years.
As of March 31, 2010, of the $3,209 of total unrecognized compensation cost related to unvested options to be recognized, $2,468 is to be recognized over a period to be determined by performance-based milestones, and $741 is to be recognized over the requisite service period through 2014.
As of March 31, 2010, there were 1,240,751 shares available for future grants under the Company’s 2005 Plan, not including the 500,000 shares approved by the shareholders at the Company’s 2010 Annual Meeting (See note 12).

7. COMMITMENTS AND CONTINGENCIES
The Company is obligated under a seven year non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,
2010	$266
2011	382
2012	410
2013	439
2014	455
2015	456
2016	456

$2,864

     ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, is an integral member of the MelaFind® development team and the Company expects to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities.
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
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2010.
The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.
8. STOCKHOLDERS’ EQUITY
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. In accordance with the terms of this warrant, on January 5, 2010 the Company required the holders to exercise their warrants within 30 days. As a result, warrants to purchase 173,963 shares of the Company’s common stock, representing all of the outstanding 2006 warrants, were exercised resulting in gross proceeds to the Company of $1.165 million.
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
In June 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company). In addition, in July 2009, management completed a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s shelf registration statement as of March 31, 2010.
In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements.
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
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the three month period ending March 31, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million and $3.727 million for 2009 and 2010, respectively.
As of March 31, 2010, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of March 31, 2010, legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF.
As of March 31, 2010, the Company had 30,000,000 shares of $0.001 par value common stock authorized and 23,026,035 shares issued and outstanding; and 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding. The authorized common stock at March 31, 2010 does not include the additional 15,000,000 shares of common stock that the stockholders voted to authorize at the Company’s 2010 Annual Meeting of Stockholders on April 30, 2010. (See note 12)
9. WARRANTS
In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006, and 68,125 remain outstanding at March 31, 2010. During the three month period ending March 31, 2010, a 75,000 share warrant was exercised in accordance with the cashless exercise formula and provisions of these underwriter warrants. 51,174 of the warrants were surrendered as part of the cashless exercise which resulted in the issuance of 23,826 common shares.
As previously discussed in connection with the Company’s private placements, in November 2006 and August 2007 the Company issued warrants to purchase up to 346,857 and 500,041 shares of the Company’s common stock, respectively. At March 31, 2010, none of the 2006 warrants and 346,781 of the 2007 warrants were outstanding. The 2007 outstanding warrants are exercisable for five years at a price of $8.00 per share.
In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at March 31, 2010.
During the three months ended March 31, 2010, warrants for the purchase of 263,549 shares of the Company’s common stock were exercised for total proceeds of approximately $1.7 million. No warrants were exercised during the three months ended March 31, 2009.
10. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company incurred and paid, pursuant to this consulting agreement, $6 in each of the three month periods ended March 31, 2010 and 2009. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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

This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made no payments to Dr. Friedman for the three month period ended March 31, 2010, and incurred and paid $17.5 for the three month period ended March 31, 2009.
Consulting Agreement with Gerald Wagner, Ph.D
Effective April 1, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer.
With the start of the Company’s pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 in each of the three month periods ended March 31, 2010 and March 31, 2009.
Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through October 2010, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company incurred consulting costs pursuant to this agreement of $22 and $19 in the three month periods ended March 31, 2010 and March 31, 2009, respectively.
11. OTHER INCOME
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using EOS’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. In December 2008, L’Oreal and the Company agreed on a second amendment to the agreement, for a new three month study. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the feasibility program, and will reimburse EOS for expenses incurred by EOS with respect to the Feasibility Program.
At December 31, 2009, the work to be carried out under the agreement was complete and the Feasibility Program concluded. Therefore, no income was earned from the Feasibility Program in the three months ended March 31, 2010. During the three month period ended March 31, 2009, the Company earned $34 from L’Oreal as other income under the Feasibility Program.
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the three months ended March 31, 2010 and March 31, 2009, the Company earned $5 as the pro-rated portion of the minimum royalty.

12. SUBSEQUENT EVENTS
On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at this time. In addition, the Company was advised that the review process had been extended by a period of up to six months following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency. A draft response was submitted to the FDA in mid-April. The Company also had an in-person meeting with the Agency to review its draft response and to clarify several questions. The final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010.
At the Company’s 2010 Annual Meeting of Stockholders held April 30, 2010, the stockholders approved the Board of Directors’ proposals for amending the Fourth Amended and Restated Certificate of Incorporation changing the name of the Company to MELA Sciences, Inc. and increasing the number of authorized shares of common stock by 15,000,000 up to a total of 45,000,000 shares. At the same meeting and by vote of the stockholders, the Company’s 2005 Stock Incentive Plan (“the Plan”) was amended increasing the total number of shares authorized under the Plan by 500,000 shares from 3,224,028 to 3,724,028 shares.

ITEM 2.
MELA SCIENCES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. April 30, 2010 (see Note 12) . Since our inception, we have generated significant losses. As of March 31, 2010, we had an accumulated deficit of $84.3 million. We expect to continue to spend significant amounts on the development of MelaFind®.
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. The Company is actively working with the FDA during the review process, and is actively pursuing an FDA Advisory Panel meeting at the earliest possible date. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at this time. In addition, the Company was advised that the review process had been extended by a period of up to six months following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency. A draft response was submitted to the FDA in mid-April. The Company also had an in-person meeting with the

Agency to review its draft response and to clarify several questions. The final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts to obtain a CE Mark that will facilitate commercialization in Europe and other countries.
Our revenue for the foreseeable future will depend on the approval by the FDA of MelaFind® and the commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
Liquidity and Capital Resources
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company), and in July 2009 by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s shelf registration statement as of March 31, 2010.
In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share with a Black Scholes Fair Value of $678. The issuance of this warrant was deemed to be a cost of the offering.
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the three month period ended March 31, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million and $3.727 million for 2009 and 2010, respectively.
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
As of March 31, 2010, the Company’s total of cash and cash equivalents was $30 million. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
Our cash and cash equivalents at March 31, 2010 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities (in thousands)
Net cash used in operations was $4,728 for the three months ended March 31, 2010. For the corresponding period in 2009, net cash used in operations was $3,818. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the three months ended March 31, 2010, there was $350 net cash used in our investing activities, principally for the purchase of leasehold improvements and the purchase of fixed assets. For the corresponding period in 2009, no cash was used in or provided by our investing activities.
Cash Flows from Financing Activities
For the three months ended March 31, 2010, net cash provided by financing activities was $5,448, representing proceeds from the Committed Equity Financing Facility, as well as the exercise of warrants and options. For the three months ended March 31, 2009, there was $2 net cash provided by or used in financing activities.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2010, we had an accumulated deficit of $84.3 million. We have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue the regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.
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
Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of March 31, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,864	$361	$806	$899	$798
Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.
Results of Operations (in thousands)
Through the first three months of 2010, the Company actively supported the FDA’s PMA review process, continued to develop procedures and equipment to allow for the efficient manufacture of MelaFind®, and intensified pre-commercialization activities in preparation for product launch. The Company’s move into a larger, renovated facility in Irvington N.Y., which began in late 2009, was completed in the three months ending March 31, 2010.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $253 or 10% in the three months ended March 31, 2010 above the comparable period a year earlier. This increase was primarily in R&D labor ($258) at Askion in Germany where added emphasis was placed on parts qualification and testing regimens for the MelaFind® hand-held devices. 2010 U.S. research and development costs, while remaining at approximately the 2009 level, reflected certain changes in focus, such as compensation costs being higher in hardware engineering and declining a similar amount in software engineering.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $744 or 49% for the three months ended March 31, 2010 above the comparable period a year earlier. Within G&A, marketing costs represented $365 of the total increase. Significant to the increase in marketing costs was the addition of sales management and administrative personnel ($99), contracting of marketing consulting expertise ($179), and production of a physician educational seminar ($88).

The Information Technology function added two employees in 2010 over 2009 related to implementing significant upgrades in the IT processing capabilities of the Company through the acquisition of computer infrastructure. Increases in information technology costs include compensation costs ($69), computer supplies and maintenance costs ($56), and training costs ($29).
Other year-to-year increases in general and administrative costs for the three months ended March 31, 2010 include depreciation/amortization ($40) associated with the new location build out and computer infrastructure acquisitions, legal fees ($30), office supplies ($56), Board of Directors’ fees ($19), taxes and stock fees ($37), and share based compensation ($42).
Interest Income
Interest income for the three months ended March 31, 2010 decreased to $1 from $25 in the comparable period of 2009. Interest income fell as a reflection of the deterioration of interest rates available on our cash balances.
Other Income
Other income decreased by $40 in 2010 from a year earlier primarily due to the L’Oreal feasibility study no longer being active or providing income for the Company in the first quarter of 2010.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and accrued expenses are most critical to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
We currently do not have any commercialized products or any source of revenue.
Stock-Based Compensation
We record compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Stock Compensation (“FAS ASC 718”) as interpreted by SEC Staff Accounting Bulletins No. 107 and No.110. A compensation charge is recorded when it is probable that performance conditions will be satisfied. The probability of vesting is updated at each reporting period and compensation is adjusted prospectively.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about transfers between Level 1and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.

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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009. In addition, the following risk factors have changed during the three months ended March 31, 2010:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months ended March 31, 2010 was approximately $5.1 million and as of March 31, 2010, we had an accumulated deficit of approximately $84.3 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of March 31, 2010, we had $30 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last eight years. The Company will require additional funds to pursue regulatory approvals and to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and March 31, 2010, our stock price has ranged from $2.29 to $12.24 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
Climate control policy changes, including legislation pending in the U.S. Congress and negotiated international treaties, could have an impact on our Company.
We cannot predict whether climate control legislation will be enacted and treaties ratified, the final form any legislation or treaties might take, or the effects of such legislation or treaties. If climate control legislation is enacted or treaties ratified, our operations or the operations of our suppliers could be adversely impacted affecting our ability to successfully launch MelaFind® in the U.S. marketplace.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. The proceeds from the sale of these securities will be used by the Company to fund product development and for general corporate expenses. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF.
Under the CEFF, during the three month period ending March 31, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. These shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering and Regulation D of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
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

MELA SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 10, 2010

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