Form 10-Q
period 2010-06-30
MELA SCIENCES, INC. /NY
filed 2010-08-06
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000 — 51481
MELA SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3986004 (I.R.S. Employer Identification No.)

50 South Buckhout Street, Suite 1 Irvington, New York (Address of Principal Executive offices)	10533 (Zip Code)
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
Yes ☑ No☐
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
Yes ☐ No ☑
As of August 2 , 2010: 25,230,535 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$25,314,521	$29,673,420
Prepaid expenses and other current assets	342,277	664,962

Total Current Assets	25,656,798	30,338,382
Property and equipment, net	1,959,955	1,571,956
Patents and trademarks, net	77,058	83,008
Deferred financing costs	192,477	85,570
Other assets	321,220	48,000

Total Assets	$28,207,508	$32,126,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $0 as of June 30, 2010 and $6,921 as of December 31, 2009)	$735,687	$1,187,201
Accrued expenses (includes related parties of $41,500 as of June 30, 2010 and $0 as of December 31, 2009)	917,445	590,600
Other current liabilities	24,801	33,285

Total Current Liabilities	1,677,933	1,811,086

Long Term Liabilities:
Deferred rent	52,152	—

Total Long Term Liabilities	52,152	—

Total Liabilities	1,730,085	1,811,086

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares at June 30, 2010 and 30,000,000 at December 31, 2009; issued and outstanding 23,030,535 shares at June 30, 2010 and 22,354,317 at December 31, 2009	23,031	22,354
Additional paid-in capital	115,317,094	109,513,582
Accumulated deficit	(88,862,702)	(79,220,106)

Stockholders’ Equity	26,477,423	30,315,830

Total Liabilities and Stockholders’ Equity	$28,207,508	$32,126,916

*	Derived from the audited balance sheet as of December 31, 2009
See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,552,689	$2,300,602	$5,339,759	$4,835,016
General and administrative	2,048,157	1,571,812	4,319,322	3,098,552

Operating loss	(4,600,846)	(3,872,414)	(9,659,081)	(7,933,568)
Interest income	3,009	9,285	3,961	34,768
Other income	4,999	28,031	12,497	74,116
Gain on sale of fixed assets	1,500	—	27	—

Net loss:	$(4,591,338)	$(3,835,098)	$(9,642,596)	$(7,824,684)

Basic and diluted net loss per common share	$(0.20)	$(0.22)	$(0.42)	$(0.44)

Basic and diluted weighted average number of common shares outstanding	23,028,854	17,656,686	22,886,964	17,646,067

See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(9,642,596)	$(7,824,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,492	163,338
Noncash compensation	366,382	225,844
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	322,685	71,871
Increase in deferred rent	52,152	—
Decrease in accounts payable and accrued expenses	(124,669)	(153,069)
Decrease in deferred income	—	(36,085)
Decrease in other current liabilities	(8,484)	(6,675)
Increase in other assets	(273,220)	(1,063)

Net cash used in operating activities	(9,054,258)	(7,560,523)

Cash flows from investing activities:

Purchases of property and equipment	(637,014)	(91,681)
Proceeds from sale of fixed assets	1,473	—
Sale of marketable securities	—	397,380

Net cash (used in) provided by investing activities	(635,541)	305,699

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,717,703	131,207
Expenses related to public offering	(130,086)	—
Proceeds from Committed Equity Financing Facility	3,750,000	—
Expenses related to Committed Equity Financing Facility	(6,717)	(199,523)

Net cash provided by financing activities	5,330,900	(68,316)

Net decrease in cash and cash equivalents	(4,358,899)	(7,323,140)
Cash and cash equivalents at beginning of period	29,673,420	15,069,939

Cash and cash equivalents at end of period	$25,314,521	$7,746,799

Supplemental Schedule of Non-cash Investing and Financing Activities
Unrealized loss on marketable securities	$—	$6,868
Deferred financing costs charged to additional paid-in capital	$23,179	$—

See accompanying notes to the financial statements

MELA SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
MELA Sciences, Inc. (formerly Electro-Optical Sciences, Inc.) a Delaware corporation (the “Company”) is a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care (in the doctor’s office) instrument to assist in the detection of early melanoma. The Company’s flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion.
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
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at this time. In addition, the Company was advised that the review process had been extended by a period of up to 180 days following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency. A draft response was submitted to the FDA in mid-April, an in-person meeting was held with the Agency to clarify several questions and the final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010. The FDA has informed the Company that the date for the Melafind® Panel Meeting of the General and Plastic Surgery Devices Panel which was originally scheduled for August 26, 2010 is now scheduled for November 18, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts with European regulatory agencies to obtain a CE mark for MelaFind®. The Company is also conducting market research activities that will facilitate commercialization in Europe and other countries.
To date the Company has not generated any revenues from MelaFind®.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development, obtaining of regulatory approval and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering in October 2005, two private placements (in November 2006 and August 2007), two registered direct offerings (in August 2008 and July 2009), and pursuant to a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited in the second half of 2009 and first quarter of 2010. In addition, the Company completed a public sale of its common stock pursuant to a public offering which closed July 6, 2010. (Refer to Note 12 for further details.)
Management believes that the Company currently has sufficient capital to fund the Company’s anticipated level of operations for at least the next twelve months.

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
As of June 30, 2010, the Company’s total of cash and cash equivalents was $25.3 million. On July 6, 2010 the Company received net proceeds of approximately $15.3 million through a public offering of common stock. (Refer to Note 12 for further details). The Company may require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
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
For the three months ended June 30, 2010 both comprehensive loss and net loss were $4,591 as the Company has not held any available-for-sale marketable securities in 2010. For the three months ended June 30, 2009, comprehensive loss was $3,830 which included a net loss of $3,835 and an unrealized gain on available-for-sale marketable securities of $5.
For the six months ended June 30, 2010 both comprehensive loss and net loss were $9,643 as the Company has not held any available-for-sale marketable securities in 2010. For the six months ended June 30, 2009, comprehensive loss was $7,818 which included a net loss of $7,825 and an unrealized gain on available-for-sale marketable securities of $7.
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
4. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about significant transfers between Level 1and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
In February 2010, the FASB issued ASU 2010-09. This update amends the requirements of ASU 855-10 (subsequent events) by eliminating the need to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. This amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have any impact on our financial statements.
In April 2010, the FASB issued ASU 2010-17. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 did not have any impact on our financial statements.
5. NET LOSS PER COMMON SHARE
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

	June 30,
	2010	2009
Common stock options	2,164,598	2,007,473
Warrants	614,906	1,307,669

Total	2,779,504	3,315,142

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
The compensation expense recognized in the Statement of Operations in the second quarter of 2010 and 2009 for stock options amounted to $184 (of which $6 relates to performance milestones) and $107 (of which $4 relates to performance milestones), respectively. For the six months ended June 2010 and 2009 compensation expense for stock options amounted to $366 (of which $11 relates to performance milestones) and $226 (of which $13 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended June 30, 2010 and 2009 were $20 and $129, respectively, and for the six month periods ended June 30, 2010 and 2009 were $1,717 and $131 respectively.
The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Six Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2009
Expected life	5-10 years	5 years
Expected volatility	61%	60%
Risk-free interest rate	2.26-3.56%	1.69 -2.54%
Dividend yield	0%	0%
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
At June 30, 2010, stock options to purchase 2,164,598 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2020.
During the three months and six months ended June 30, 2010, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.61 and $4.68. For the three and six month period ended June 30, 2009, the weighted average fair value of options granted was $3.58 and $3.20, respectively.
For the three and six months ended June 30, 2010, the total intrinsic value of options exercised was $11, and $18, respectively. For the three and six months ended June 30, 2009, the total intrinsic value of options exercised was $215, and $235, respectively.
The status of the Company’s stock option plans at June 30, 2010 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2009	2,031,023	$5.09	5.2
Granted	170,500	6.84	8.3
Exercised	(5,925)	4.40	—
Forfeited or expired	(31,000)	5.30	—

Outstanding at June 30, 2010	2,164,598	$5.22	5.1	$5,162

Vested and exercisable at June 30, 2010	906,285	$5.15	3.1	$2,099

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$1.00	55,971	2.4 years	$1.00	55,971	$1.00
$1.01-$4.50	1,104,652	7.2 years	$3.85	327,739	$3.90
$4.51-$11.11	1,003,975	2.9 years	$6.97	522,575	$6.37

$.01-$11.11	2,164,598	5.1 years	$5.22	906,285	$5.15

As of June 30, 2010, of the total 2,164,598 options outstanding, 1,258,313 have not vested. Of this total unvested amount, 914,313 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.9 years.

As of June 30, 2010, of the $3,609 of total unrecognized compensation cost related to unvested options to be recognized, $2,917 is to be recognized over a period to be determined by performance-based milestones, and $692 is to be recognized over the requisite service period through 2014.
As of June 30, 2010, there were 1,104,751 shares available for future grants under the Company’s 2005 Plan.
7. COMMITMENTS AND CONTINGENCIES
The Company is obligated under a seven year non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,
2010 remaining six months	$177
2011	382
2012	410
2013	439
2014	455
2015	456
2016	456

$2,775

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under this lease agreement, the Company is obligated to pay additional facility charges including utilities, taxes, and operating expenses. The Company also leases certain office equipment under non-cancelable operating leases which expire at various times through 2011.
Rental expense totaled approximately $130 and $82 for the three month periods ended June 30, 2010 and 2009 respectively and approximately $208 and $164 for the six month periods ended June 30, 2010 and 2009 respectively.
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
Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work has been performed from 2007 through the present, and is expected to continue on commercial MelaFind® units throughout 2010.
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
In June 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company). In addition, in July 2009, management completed a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s 2008 shelf registration statement as of June 30, 2010.
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
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the three and six month periods ending June 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million. There were no sales under the CEFF in the same period a year earlier.
As of June 30, 2010, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of June 30, 2010, legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010 (File No. 333-167113). Management utilized this shelf registration statement in July 2010 by completing a public offering of 2,200,000 shares of the Company’s common stock for aggregate gross proceeds of $16.5 million ($15.3 million approximate net proceeds to the Company) (refer to Note 12 for further details).

As of June 30, 2010, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 23,030,535 shares issued and outstanding; and 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding. The authorized common stock was increased to include the additional 15,000,000 shares of common stock that the stockholders voted to authorize at the Company’s 2010 Annual Meeting of Stockholders on April 30, 2010.
9. WARRANTS
In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006, and 68,125 remain outstanding at June 30, 2010. During the six month period ending June 30, 2010, a 75,000 share warrant was exercised in accordance with the cashless exercise formula and provisions of these underwriter warrants. 51,174 of the warrants were surrendered as part of the cashless exercise which resulted in the issuance of 23,826 common shares.
As previously discussed in connection with the Company’s private placements, in November 2006 and August 2007 the Company issued warrants to purchase up to 346,857 and 500,041 shares of the Company’s common stock, respectively. At June 30, 2010, none of the 2006 warrants and 346,781 of the 2007 warrants were outstanding. The 2007 outstanding warrants are exercisable for five years at a price of $8.00 per share.
In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at June 30, 2010.
Warrants exercised were 0 and 16,875 during the three month periods ended June 30, 2010 and June 30, 2009, respectively. 263,549 and 16,875 warrants were exercised during the six month periods ended June 30, 2010 and June 30, 2009, respectively.
10. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company incurred and paid, pursuant to this consulting agreement, $6 in each of the three month periods ended June 30, 2010 and 2009 and $12 in each of the six month periods ended June 30, 2010 and 2009. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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

This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made no payments to Dr. Friedman for the six month period ended June 30, 2010, and paid $22.5 and $40 for the three and six month periods ended June 30, 2009, respectively.
Consulting Agreement with Gerald Wagner, Ph.D
Effective April 1, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer.
With the start of the Company’s pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 and $15 in each of the three and six month periods ended June 30, 2010 and June 30, 2009, respectively.
Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through October 2010, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company incurred consulting costs pursuant to this agreement of $12 and $19 in the three month periods ended June 30, 2010 and June 30, 2009, respectively. The Company incurred consulting costs pursuant to this agreement of $35 and $19 in the six month periods ended June 30, 2010 and June 30, 2009, respectively
11. OTHER INCOME
During March 2007, the Company entered into an agreement with L’Oreal to study and assess the feasibility of using MELA Sciences’ novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. In December 2008, L’Oreal and the Company agreed on a second amendment to the agreement, for a new three month study. The laboratory and clinical research is being funded by L’Oreal. Pursuant to the agreement, L’Oreal is responsible for all costs and expenses incurred in connection with the feasibility program, and will reimburse Mela Sciences for expenses incurred by Mela Sciences with respect to the Feasibility Program.
At December 31, 2009, the work to be carried out under the agreement was complete and the Feasibility Program concluded. Therefore, no income was earned from the Feasibility Program in the six months ended June 30, 2010. During the three and six month periods ended June 30, 2009, the Company earned $0 and $34 respectively from L’Oreal as other income under the Feasibility Program.
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. For the three and six months ended June 30, 2010, the Company earned royalty income of $5 and $10, respectively. For the three and six months ended June 30, 2009, the Company was paid royalty income of $5 and $10, respectively.
12. SUBSEQUENT EVENTS
On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company has also granted the Underwriters a 30-day option to purchase up to an additional 15% of the shares of Common Stock offered in the Offering to cover over-allotments, if any, at the Offering Price. The underwriters did not exercise this option. The gross proceeds to the Company from the sale of the Common Stock totaled $16.5 million. After deducting the Underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $15.3 million. The Offering closed on July 6, 2010. The Common Stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010.
The FDA has informed the Company that the date for the Melafind® Panel Meeting of the General and Plastic Surgery Devices Panel which was originally scheduled for August 26, 2010 is now scheduled for November 18, 2010.

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
Overview
We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the detection of early melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any significant source of revenue.
We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of June 30, 2010, we had an accumulated deficit of $88.9 million. We expect to continue to spend significant amounts on the development of MelaFind®.
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at this time. In addition, the Company was advised that the review process had been extended by a period of up to 180 days following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency. A draft response was submitted to the FDA in mid-April, an in-person meeting was held with the Agency to clarify several questions and the final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010. The FDA has informed the Company that the date for the Melafind® Panel Meeting of the General and Plastic Surgery Devices Panel which was originally scheduled for August 26, 2010 is now scheduled for November 18, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts with European regulatory agencies to obtain a CE mark for MelaFind®. The Company is also conducting market research activities that will facilitate commercialization in Europe and other countries.

Our revenue for the foreseeable future will depend on the approval by the FDA of MelaFind® and the commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
Liquidity and Capital Resources
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company), and in July 2009 by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s shelf registration statement as of June 30, 2010.
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
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the three month period ended June 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million and $3.727 million for 2009 and 2010, respectively.
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
As of June 30, 2010, the Company’s total of cash and cash equivalents was $25.3 million. The Company may require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010 (File No. 333-167113). Management utilized this shelf registration statement in July 2010 by completing a public offering of 2,200,000 shares of the Company’s common stock for aggregate gross proceeds of $16.5 million ($15.3 million approximate net proceeds to the Company) (Refer to Note 12 for further details).
Our cash and cash equivalents at June 30, 2010 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities (in thousands)
Net cash used in operations was $9,054 for the six months ended June 30, 2010. For the corresponding period in 2009, net cash used in operations was $7,561. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities (in thousands)
For the six months ended June 30, 2010, there was $636 net cash used in our investing activities, principally for the purchase of leasehold improvements and fixed assets. For the corresponding period in 2009, $306 net cash provided by our investing activities principally related to the redemption of marketable securities.
Cash Flows from Financing Activities (in thousands)
For the six months ended June 30, 2010, net cash provided by financing activities was $5,331, representing net proceeds of $3,743 from the Committed Equity Financing Facility and $1,718 from the exercise of warrants and options less $130 of expenses relating to the July public offering (See Note 12). For the six months ended June 30, 2009, net cash used in financing activities was $68, representing cash received from the exercise of options and warrants of $131 offset by $199 of deferred offering costs related to the May 7, 2009 CEFF transaction.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2010, we had an accumulated deficit of $88.9 million. We have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue the regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.
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

Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of June 30, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,775	$368	$1,268	$911	$228
Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.
Results of Operations (in thousands)
Through the first six months of 2010, the Company actively supported the FDA’s PMA review process, continued to develop procedures and equipment to allow for the efficient manufacture of MelaFind®, and intensified pre-commercialization activities in preparation for product launch. The Company’s move into a larger, renovated facility in Irvington N.Y., which began in late 2009, was completed in the three months ending March 31, 2010.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $252 or 11% in the three months ended June 30, 2010 above the comparable period a year earlier. Performance bonuses of $88 were incurred and paid during the second quarter in 2010. In 2009, the performance bonuses were paid in the third quarter. The balance of the increase was primarily in Regulatory where software validation consulting services for FDA review increased $135. Research and development activities are currently concentrated on addressing the requirements of the FDA review process and addressing the needs for product launch after FDA approval. In general, the Company continues to refine the MelaFind® hand held unit. While R & D costs have risen as compared to 2009 they have fallen approximately 30% in comparison to 2008 when our MelaFind® clinical trial was fully underway. We anticipate a continual rise from current levels in R & D expenses to support product upgrades and enhancements and further regulatory requirements.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $476 or 30% for the three months ended June 30, 2010 above the comparable period a year earlier. Information Technology increased $180 with the expansion of the information processing capabilities of the Company, Corporate expenditures on professional and legal fees increased $93, Marketing services increased $93, and Finance department costs increased $73.
Interest Income
Interest income for the three months ended June 30, 2010 decreased to $3 from $9 in the comparable period of 2009. Interest income fell as a reflection of the deterioration of interest rates available on our cash balances.
Other Income
Other income decreased by $23 in 2010 from a year earlier primarily due to the L’Oreal feasibility study no longer being active or providing income for the Company in the second quarter of 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $505 or 10% in the six months ended June 30, 2010 above the comparable period a year earlier. This increase was primarily in R&D labor of $326 at ASKION in Germany where added emphasis was placed on parts qualification and testing regimens for the MelaFind® hand-held devices, and performance bonuses of $88 that were incurred and paid during the first six months, as well as product improvement costs which increased $76. In general, the Company continues to refine the MelaFind® hand held unit and establish process and procedures necessary for serial production. While R & D costs have risen as compared to 2009 they have fallen approximately 20% in comparison to 2008 when our MelaFind® clinical trial was fully underway. As noted above we anticipate a continual rise from current levels in R & D expenses to support product upgrades and enhancements and further regulatory requirements.

General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $1,221 or 39% for the six months ended June 30, 2010 above the comparable period a year earlier. Within G&A, marketing costs represented $413 of the total increase. Significant to the increase in marketing costs was the addition of sales management and administrative personnel of $185, contracting of marketing consulting expertise of $116, and production of a physician educational seminar of $88.
The Information Technology function added two employees in 2010 over 2009 related to implementing significant upgrades in the IT processing capabilities of the Company. Increases in information technology costs include compensation costs of $90, computer supplies and maintenance costs of $77, and training costs of $30.
Other year-to-year increases in general and administrative costs for the six months ended June 30, 2010 include depreciation/amortization of $90 associated with the new location build out and computer infrastructure acquisitions, professional fees of $127, office supplies of $62, Board of Directors’ fees of $29, taxes and stock fees of $42, and share based compensation of $90.
Interest Income
Interest income for the six months ended June 30, 2010 decreased to $4 from $35 in the comparable period of 2009. Interest income fell as a reflection of the deterioration of interest rates available on our cash balances.
Other Income
Other income decreased by $62 in 2010 from a year earlier primarily due to the L’Oreal feasibility study no longer being active or providing income for the Company in the first six months of 2010.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about significant transfers between Level 1and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
In February 2010, the FASB issued ASU 2010-09. This update amends the requirements of ASU 855-10 (subsequent events) by eliminating the need to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. This amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have any impact on our financial statements.
In April 2010, the FASB issued ASU 2010-17. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 did not have any impact on our financial statements.

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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009. In addition, the following risk factors have changed during the six months ended June 30, 2010:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months and six months ended June 30, 2010 was approximately $4.6 million and $9.6 million, respectively, and as of June 30, 2010, we had an accumulated deficit of approximately $88.9 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
Our operations have consumed substantial amounts of cash for each of the last eight years. The Company may require additional funds to pursue regulatory approvals and to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and June 30, 2010, our stock price has ranged from $2.29 to $12.24 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

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

Date: August 6, 2010

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