Form 10-Q
period 2010-09-30
MELA SCIENCES, INC. /NY
filed 2010-11-05
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐   No ☑
As of November 1, 2010: 25,253,136 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$35,755,664	$29,673,420
Prepaid expenses and other current assets	393,156	664,962

Total Current Assets	36,148,820	30,338,382
Property and equipment, net	2,235,365	1,571,956
Patents and trademarks, net	74,083	83,008
Deferred financing costs	62,391	85,570
Other assets	337,705	48,000

Total Assets	$38,858,364	$32,126,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $2,350 as of September 30, 2010 and $6,921 as of December 31, 2009)	$1,058,124	$1,187,201
Accrued expenses	717,878	590,600
Other current liabilities	29,726	33,285

Total Current Liabilities	1,805,728	1,811,086

Long Term Liabilities:
Deferred rent	78,228	—

Total Long Term Liabilities	78,228	—

Total Liabilities	1,883,956	1,811,086

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares at September 30, 2010 and 30,000,000 at December 31, 2009; issued and outstanding 25,230,535 shares at September 30, 2010 and 22,354,317 at December 31, 2009	25,231	22,354
Additional paid-in capital	130,766,982	109,513,582
Accumulated deficit	(93,817,805)	(79,220,106)

Stockholders’ Equity	36,974,408	30,315,830

Total Liabilities and Stockholders’ Equity	$38,858,364	$32,126,916

*	Derived from the audited balance sheet as of December 31, 2009
See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating expenses:
Research and development	$2,936,671	$2,801,208	$8,276,430	$7,636,224
General and administrative	2,033,172	2,262,571	6,352,492	5,361,123

Operating loss	(4,969,843)	(5,063,779)	(14,628,922)	(12,997,347)
Interest income	9,741	7,589	13,702	42,357
Other income	4,998	8,329	17,521	82,445

Net loss:	$(4,955,104)	$(5,047,861)	$(14,597,699)	$(12,872,545)

Basic and diluted net loss per common share	$(0.20)	$(0.26)	$(0.62)	$(0.70)

Basic and diluted weighted average number of common shares outstanding	25,110,970	19,760,367	23,636,446	18,358,579

See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(14,597,699)	$(12,872,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396,878	233,599
Noncash compensation	562,799	410,621
Gain on disposal of fixed assets	(27)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	271,806	(34,904)
Increase in deferred rent	78,228	—
(Decrease) increase in accounts payable and accrued expenses	(1,799)	30,054
Decrease in deferred income	—	(36,085)
(Decrease) increase in other current liabilities	(3,559)	1,369
Increase in other assets	(289,705)	(2,724)

Net cash used in operating activities	(13,583,078)	(12,270,615)

Cash flows from investing activities:
Purchases of property and equipment	(1,052,835)	(245,054)
Proceeds from sale of fixed assets	1,500	—
Sale of marketable securities	—	397,380

Net cash (used in) provided by investing activities	(1,051,335)	152,326

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,717,703	289,479
Net proceeds related to public offering	15,255,671	13,750,407
Proceeds from Committed Equity Financing Facility	3,750,000	7,977,000
Expenses related to Committed Equity Financing Facility	(6,717)	(189,523)

Net cash provided by financing activities	20,716,657	21,827,363

Net increase in cash and cash equivalents	6,082,244	9,709,074

Cash and cash equivalents at beginning of period	29,673,420	15,069,939

Cash and cash equivalents at end of period	$35,755,664	$24,779,013

Supplemental Schedule of Non-cash Investing and Financing Activities
Unrealized gain on marketable securities	$—	$6,868
Deferred financing costs charged to additional paid-in capital	$23,179	$49,115

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
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at that time. In addition, the Company was advised that the review process had been extended by a period of up to 180 days following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency, a draft response was submitted to the FDA in mid-April, and in-person meetings were subsequently held with the Agency to clarify several questions and the final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010. The FDA has informed the Company that the scheduled date for the Melafind® Panel Meeting is November 18, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts with European regulatory agencies to obtain a CE mark for MelaFind®, and is conducting market research activities that will facilitate commercialization in Europe and other countries.
To date the Company has not generated any revenues from MelaFind®.
The Company anticipates that it will continue to incur net losses for the foreseeable future in the development, obtaining of regulatory approval and commercialization of the Melafind® device. From inception, the Company financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering in October 2005, two private placements (in November 2006 and August 2007), two registered direct offerings (in August 2008 and July 2009), and pursuant to a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited in the second half of 2009 and first quarter of 2010. In addition, the Company received net proceeds of approximately $15.3 million through the sale of common stock pursuant to a public offering which closed July 6, 2010.
Management believes that the cash and cash equivalents available at September 30, 2010 will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months.
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
As of September 30, 2010, the Company’s total of cash and cash equivalents was approximately $35.8 million. The Company may require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
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
2. COMPREHENSIVE LOSS
Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive gain or loss in stockholders’ equity on the Company’s condensed balance sheet.
For the three months ended September 30, 2010 both comprehensive loss and net loss were $4,955 as the Company has not held any available-for-sale marketable securities in 2010. For the three months ended September 30, 2009, both comprehensive loss and net loss were $5,048 as the Company did not hold any available-for-sale marketable securities during the period.
For the nine months ended September 30, 2010, both comprehensive loss and net loss were $14,598 as the Company has not held any available-for-sale marketable securities in 2010. For the nine months ended September 30, 2009, comprehensive loss was $12,866 which included a net loss of $12,873 and an unrealized gain on available-for-sale marketable securities of $7.
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

5. NET LOSS PER COMMON SHARE
Basic earnings per share (“EPS”) excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	September 30,
	2010	2009
Common stock options	2,171,273	2,038,073
Warrants	614,906	1,297,985

Total	2,786,179	3,336,058

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
The compensation expense recognized in the condensed Statement of Operations in the third quarter of 2010 and 2009 for stock options amounted to $197 (of which $12 relates to performance milestones) and $185 (of which $25 relates to performance milestones), respectively. For the nine months ended September 2010 and 2009 compensation expense for stock options amounted to $563 (of which $23 relates to performance milestones) and $411 (of which $38 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended September 30, 2010 and 2009 were $0 and $158, respectively, and for the nine month periods ended September 30, 2010 and 2009 were $1,718 and $289 respectively.
The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Nine Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2009
Expected life	5-10 years	5 years
Expected volatility	61-67%	60%

Risk-free interest rate	2.26-3.56%	1.69-2.54%
Dividend yield	0%	0%
The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Starting with the three month period ending September 30, 2009, the expected volatility percentage is stated as calculated rather than as implied. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The calculated expected volatility approximates implied volatility from other publicly-traded stock that was established at the time of our initial public offering (“IPO”). The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At September 30, 2010, stock options to purchase 2,171,273 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2020.
During the three months and nine months ended September 30, 2010, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $5.03 and $4.73. For the three and nine month period ended September 30, 2009, the weighted average fair value of options granted was $4.01 and $3.80, respectively.
For the three and nine months ended September 30, 2010, the total intrinsic value of options exercised was $0, and $18, respectively. For the three and nine months ended September 30, 2009, the total intrinsic value of options exercised was $300, and $428, respectively.
The status of the Company’s stock option plans at September 30, 2010 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2009	2,031,023	$5.09	5.2
Granted	197,800	6.85	8.4
Exercised	(5,925)	4.40	—
Forfeited or expired	(51,625)	5.56	—

Outstanding at September 30, 2010	2,171,273	$5.24	4.9	$3,534

Vested and exercisable at September 30, 2010	921,710	$5.17	2.9	$1,427

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$1.00	55,971	2.1 years	$1.00	55,971	$1.00
$1.01-$4.50	1,096,777	7.0 years	$3.85	327,739	$3.90
$4.51-$11.11	1,018,525	2.8 years	$6.96	538,000	$6.38
$.01-$11.11	2,171,273	4.9 years	$5.24	921,710	$5.17
As of September 30, 2010, of the total 2,171,273 options outstanding, 1,249,563 have not vested. Of this total unvested amount, 913,813 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 2.0 years.
As of September 30, 2010, of the $3,491 of total unrecognized compensation cost related to unvested options to be recognized, $2,902 is to be recognized over a period to be determined by performance-based milestones, and $589 is to be recognized over the requisite service period through 2015.
As of September 30, 2010, there were 1,608,076 shares available for future grants under the Company’s 2005 Plan.
7. COMMITMENTS AND CONTINGENCIES
The Company is obligated under a seven year non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,
2010 remaining three months	$89
2011	382
2012	410
2013	439
2014	455
2015	455
2016	456

$2,686

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under this lease agreement, the Company is obligated to pay additional facility charges including utilities, taxes, and operating expenses. The Company also leases certain office equipment under non-cancelable operating leases which expire at various times through 2011.
Rental expense totaled approximately $104 and $96 for the three month periods ended September 30, 2010 and 2009 respectively and approximately $312 and $286 for the nine month periods ended September 30, 2010 and 2009 respectively.
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
Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work has been performed from 2007 through the present, and is expected to continue on commercial MelaFind® units throughout 2011.
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
8. STOCKHOLDERS’ EQUITY
On October 31, 2006, the Company entered into securities purchase agreements and a registration rights agreement with certain accredited investors for the private placement of 2,312,384 shares of the Company’s common stock and warrants to purchase up to 346,857 shares of the Company’s common stock for aggregate gross proceeds of approximately $13.2 million and net proceeds of approximately $12.5 million. Pursuant to the securities purchase agreements, for a purchase price of $5.70 each investor received one share of the Company’s common stock and a warrant to purchase 0.15 of a share of the Company’s common stock. The warrants are five-year warrants with an exercise price of $6.70 per share. In accordance with the terms of these warrants, on January 5, 2010 the Company required the holders to exercise their warrants within 30 days. As a result, warrants to purchase 173,963 shares of the Company’s common stock, representing all of the outstanding 2006 warrants, were exercised resulting in gross proceeds to the Company of $1.165 million.
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
In June 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company). In addition, in July 2009, management completed a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s 2008 shelf registration statement as of September 30, 2010.
In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements.
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
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the nine month period ending September 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million. There were no sales under the CEFF in the same period a year earlier.
As of September 30, 2010, there were 1,095,315 shares of common stock remaining available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of September 30, 2010, legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010 (File No. 333-167113). On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the Common Stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $15.3 million. This offering closed on July 6, 2010. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of September 30, 2010.
As of September 30, 2010, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 25,230,535 shares issued and outstanding; and 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding.

9. WARRANTS
In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These 5-year warrants became exercisable on October 28, 2006, and 68,125 remain outstanding at September 30, 2010. These warrants expired November 2, 2010.
As previously discussed in connection with the Company’s private placements, in November 2006 and August 2007 the Company issued warrants to purchase up to 346,857 and 500,041 shares of the Company’s common stock, respectively. At September 30, 2010, none of the 2006 warrants and 346,781 of the 2007 warrants were outstanding. The 2007 outstanding warrants are exercisable for five years at a price of $8.00 per share.
In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at September 30, 2010.
Warrants exercised were 0 and 9,684 during the three month periods ended September 30, 2010 and September 30, 2009, respectively. 263,549 and 26,559 warrants were exercised during the nine month periods ended September 30, 2010 and September 30, 2009, respectively.
10. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company incurred and paid, pursuant to this consulting agreement, $6 in each of the three month periods ended September 30, 2010 and 2009 and $18 in each of the nine month periods ended September 30, 2010 and 2009. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
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
This consulting agreement continues to automatically renew for successive one-year terms unless either party terminates the agreement at least 30 days prior to its expiration. The Company made no payments to Dr. Friedman for the nine month period ended September 30, 2010, and paid $0 and $40 for the three and nine month periods ended September 30, 2009, respectively.
Consulting Agreement with Gerald Wagner, Ph.D
Effective April 1, 2006, the Company entered into an amended and restated consulting agreement with Gerald Wagner, Ph.D., a member of the Company’s Board of Directors and its former Acting Chief Operating Officer.

With the start of the Company’s pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 and $22.5 in each of the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively.
Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through October 2011, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company incurred consulting costs pursuant to this agreement of $10 and $31 in the three month periods ended September 30, 2010 and September 30, 2009, respectively. The Company incurred consulting costs pursuant to this agreement of $45 and $50 in the nine month periods ended September 30, 2010 and September 30, 2009, respectively
11. OTHER INCOME
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
At December 31, 2009, the work to be carried out under the agreement was complete and the Feasibility Program concluded. Therefore, no income was earned from the Feasibility Program in the nine months ended September 30, 2010. During the three and nine month periods ended September 30, 2009, the Company earned $0 and $34 respectively from L’Oreal as other income under the Feasibility Program.
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. For the three and nine months ended September 30, 2010, the Company earned royalty income of $5 and $15, respectively. For the three and nine months ended September 30, 2009, the Company was paid royalty income of $5 and $15, respectively.
12. SUBSEQUENT EVENT
On October 29, 2010, the Internal Revenue Service awarded the Company a grant under the Qualifying Therapeutic Discovery Project Program. The grant is in the form of a cash payment of $244 against Research and Development expenses incurred by the Company on MelaFind® between January 1, 2009 and May 31, 2010.

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
We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of September 30, 2010, we had an accumulated deficit of $93.8 million. We expect to continue to spend significant amounts on the development of MelaFind®.
The MelaFind® pre-market approval (“PMA”) application was filed in June 2009 and is under review at the U.S. Food and Drug Administration (the “FDA” or the “Agency”). The pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA. On March 19, 2010 the Company received a series of questions from the FDA and was notified that the MelaFind® PMA was not approvable at that time. In addition, the Company was advised that the review process had been extended by a period of up to 180 days following the submission of our response to the FDA action letter. Since receiving the questions from the FDA on March 19, the Company has had a series of interactions with the Agency, a draft response was submitted to the FDA in mid-April, and in-person meetings were subsequently held with the Agency to clarify several questions and the final formal response to all questions provided by the FDA was submitted to the Agency on May 7, 2010. The FDA has informed the Company that the scheduled date for the Melafind® Panel Meeting is November 18, 2010.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States. The Company is also continuing its efforts with European regulatory agencies to obtain a CE mark for MelaFind®, and is conducting market research activities that will facilitate commercialization in Europe and other countries.
Our revenue for the foreseeable future will depend on the approval by the FDA of MelaFind® and the commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

Liquidity and Capital Resources
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company), and in July 2009 by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remains available under the Company’s shelf registration statement as of September 30, 2010.
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
Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”), at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million. Under the CEFF, during the nine month period ended September 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million and $3.727 million for 2009 and 2010, respectively.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010 (File No. 333-167113). On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the Common Stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $15.3 million. This offering closed on July 6, 2010. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of September 30, 2010.
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
As of September 30, 2010, the Company’s total of cash and cash equivalents was approximately $35.8 million. The Company may require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures. Management believes that the cash and cash equivalents available at September 30, 2010 will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months.

Our cash and cash equivalents at September 30, 2010 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities (in thousands)
Net cash used in operations was $13,583 for the nine months ended September 30, 2010. For the corresponding period in 2009, net cash used in operations was $12,271. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities (in thousands)
For the nine months ended September 30, 2010, there was $1,051 net cash used in our investing activities, principally for the purchase of leasehold improvements and fixed assets. For the corresponding period in 2009, $152 net cash was provided by our investing activities principally related to the redemption of marketable securities less purchases of property and equipment.
Cash Flows from Financing Activities (in thousands)
For the nine months ended September 30, 2010, net cash provided by financing activities was $20,717, representing net proceeds of $3,743 from the Committed Equity Financing Facility, $1,718 from the exercise of warrants and options, and net proceeds of $15,256 from the July 2010 public offering. For the nine months ended September 30, 2009, net cash provided by financing activities was $21,827. Cash received from the exercise of options and warrants was $289, net proceeds were $7,787 from the Committed Equity Financing Facility, and net proceeds were $13,750 from the July 2009 offering.
Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2010, we had an accumulated deficit of $93.8 million. We have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue the regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®.
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
Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of September 30, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,686	$375	$835	$907	$569
Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.
Results of Operations (in thousands)
Through the first nine months of 2010, the Company actively supported the FDA’s PMA review process, continued to develop procedures and equipment to allow for the efficient manufacture of MelaFind®, initiated a program to achieve CE Marking to facilitate entry into the European market and intensified pre-commercialization activities in preparation for product launch. The Company’s move into a larger, renovated facility in Irvington N.Y., which began in late 2009, was completed early in 2010.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $135 or 5% in the three months ended September 30, 2010 above the comparable period a year earlier. Research and development activities are currently concentrated on addressing the requirements of the FDA review process, the design needs of CE Marking and the commercialized manufacturing needs for product launch after FDA approval. Regulatory/Quality function increased $125, US and European Development was up $92 while Clinical/Technical Support decreased $86 from the same period a year earlier
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall decrease of $229 or 10% for the three months ended September 30, 2010 below the comparable period a year earlier. The movement of the scheduled FDA Advisory Panel Meeting from August to November resulted in a re-scheduling of certain Marketing and Executive programs. Marketing decreased $144 and Executive decreased $56 from the same period in 2009.
Interest Income
Interest income for the three months ended September 30, 2010 increased to $10 from $8 in the comparable period of 2009. Interest income increased as there was more cash available to earn interest in 2010 than in over 2009.
Other Income
Other income decreased by $3 in 2010 from a year earlier.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $640 or 8% in the nine months ended September 30, 2010 above the comparable period a year earlier. Regulatory/Quality function’s consulting costs have increased $151, R&D labor increased $321 at ASKION in Germany where added emphasis has been placed on parts qualification and testing regimens for the MelaFind® hand-held devices, as well as product improvement costs which increased $180.

General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $991 or 18% for the nine months ended September 30, 2010 above the comparable period a year earlier. Within G&A, marketing costs represented $269 of the total increase. Significant to the increase in marketing costs are the addition of sales management and administrative personnel of $175 and costs related to industry conferences of $110.
The Information Technology (“IT”) function added two employees in 2010 over 2009 related to implementing significant upgrades in the IT processing capabilities of the Company. Increases in information technology costs include compensation costs of $135 and computer supplies and maintenance costs of $68.
Other year-to-year increases in general and administrative costs for the nine months ended September 30, 2010 include increased depreciation and amortization of $166 associated with the new location build out and computer infrastructure acquisitions, professional fees of $208, office supplies of $86, and share based compensation of $82.
Interest Income
Interest income for the nine months ended September 30, 2010 decreased to $14 from $42 in the comparable period of 2009. Interest income fell as a reflection of the deterioration of interest rates available for investment of our cash balances.
Other Income
Other income decreased by $65 in 2010 from a year earlier primarily due to the L’Oreal feasibility study no longer being active or providing income for the Company in the first nine months of 2010.
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

ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009. In addition, the following risk factors have changed during the nine months ended September 30, 2010:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months and nine months ended September 30, 2010 was approximately $5 million and $14.6 million, respectively, and as of September 30, 2010, we had an accumulated deficit of approximately $93.8 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. If we receive PMA approval for MelaFind® from the FDA, we expect to incur significant sales and marketing expenses, which will require additional funding, and manufacturing expenses. Additionally, our general and administrative expenses have also increased due to the additional operational and regulatory responsibilities applicable to public companies. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of September 30, 2010, we had approximately $35.8 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last eight years. The Company will require additional funds to pursue regulatory approvals and to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional capital in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term.
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
Our stock price is likely to be volatile. Between October 28, 2005 (the date of our initial public offering) and September 30, 2010, our stock price has ranged from $2.29 to $12.24 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
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
Under the CEFF, during the nine month period ending September 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. These shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering and Regulation D of the Securities Act.
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

Date: November 5, 2010

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