Form 10-K
period 2010-12-31
MELA SCIENCES, INC. /NY
filed 2011-03-03
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(914) 591-3783
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, $0.001 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the 21,910,653 shares of common stock held by non-affiliates of the registrant as of June 30, 2010 was $163,015,258 based on the last reported sale price of $7.44 per share on the Nasdaq Capital Market on June 30, 2010. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 5.1% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 28, 2011 was 25,262,538 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MELA SCIENCES, INC.
2010 FORM 10-K ANNUAL REPORT

i

     This Annual Report on Form 10-K, including the sections labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases that contain words such as “believe,” “anticipate,” “assuming,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” “contemplate”, or the negative of such terms or other similar expressions. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the section “Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
Item 1. Business
Overview
     We are a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care (i.e. in the doctor’s office) instrument to aid in the detection of early melanoma. Our flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.
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
     The MelaFind® Pre-Market Approval (“PMA”) application was submitted in June 2009 and is under review at the U.S. Food and Drug Administration (“FDA”). A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted expedited review by the FDA.
     On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”). The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment.
     Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
     Also in 2010, the Company initiated steps toward being able to introduce the MelaFind® device commercially in Europe. The Company is actively planning representation, conducting market research activities and working with European regulatory agencies on achieving Conformite Europeenne (“CE”) marking of MelaFind®.
     To date the Company has not generated any revenues from MelaFind®.

     Skin cancer is the most common form of cancer in the United States. More than 3.5 million skin cancers in over two million people are diagnosed annually. Each year there are more new cases of skin cancer than the combined incidence of cancers of the breast, prostate, lung and colon. It is estimated that more than 114,000 new cases of melanoma were diagnosed in the U.S. in 2010 — more than 46,000 non-invasive (in situ) and more than 68,000 invasive, with nearly 8,700 resulting in death — and a similar number of new cases is projected for 2011. This has resulted in melanoma being the cause of one death every hour of every day of the year in the U.S. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there currently is no cure for advanced stage melanoma. However, detection of early melanoma, can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the U.S., costing up to $160,000 per patient. If diagnosed early, however, early melanoma is almost always cured by simple resection at a cost of approximately $4,500 per patient. The cost of treating a Stage IV melanoma is estimated to be more than 22 times the cost of treating a melanoma at the melanoma in situ stage.
     Because detection of early melanoma is critical to survival, the American Cancer Society recommends that all Americans over the age of 20 undergo complete skin examinations during their periodic health check-ups. Individuals with dysplastic nevi, a type of pigmented skin lesion associated with an increased risk of melanoma, warrant more frequent observation.
     Melanomas are mainly diagnosed by dermatologists and/or primary care physicians using visual clinical evaluation. Physicians assess pigmented skin lesions using the “ABCDEPRU” criteria, Asymmetry, Border irregularity, Color variegation, Diameter greater than 6 mm, Evolving — change in “ABCD” over time, Patients concern, Regression and Ugly duckling. This assessment is subjective and results in missed melanomas as well as a highly variable ratio of benign lesions biopsied to melanomas detected. This biopsy ratio is as high as 50 to 1 for dermatologists and up to 80 to 1 for primary care physicians.
     MELA Sciences designed MelaFind® to aid in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy to rule out melanoma. MelaFind® acquires and displays multi-spectral (from blue to near infrared) and reconstructed Red Green Blue (“RGB”) digital images of pigmented skin lesions. It uses automatic image analysis and statistical pattern recognition to help identify lesions to be considered for biopsy to rule out melanoma, the deadliest form of skin cancer.
     To date, MelaFind® has been developed, trained and tested on a proprietary database of over 10,000 skin lesions from more than 7,000 patients at over 40 clinics. The Company believes this is the largest such database in the U.S. and a substantial barrier to competition. The landmark MelaFind® pivotal trial, the largest prospective clinical study ever conducted in melanoma detection, achieved sensitivity of greater than 95% (95% lower confidence bound) and specificity statistically significantly higher than that of study clinicians.
     We believe that with the assistance provided by MelaFind®, dermatologists could diagnose more melanomas at the earliest, most curable stages with fewer false positive biopsies, which would reduce both treatment costs and the number of unnecessary biopsies, and improve quality of life.
     Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection.
The Market Opportunity
Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 2 million projected cases annually, and is estimated to account for almost 50% of all cancers. Melanoma is the deadliest form of skin cancer and in 2010 accounted for an estimated 8,700 deaths. It is estimated that more than 114,000 new cases of melanoma were diagnosed in the U.S. in 2010 — more than 46,000 non-invasive (in situ) and more than 68,000 invasive, with similar numbers projected for 2011. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects over 10,000 deaths annually from all types of skin cancer. Since 1973, the mortality rate for melanoma has increased by 50%. Because approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

     Melanoma can be fatal if left untreated. If diagnosed and removed early in its evolution, when confined to the outermost skin layer and deemed to be “in situ,” it has a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer still have excellent cure rates (greater than 90%). However, once the cancer advances into the deeper layers of skin, the risk of metastasis (spreading to other parts of the body) increases. Metastases can occur when the tumor enters into lymphatic channels and newly formed blood vessels, potentially resulting in significant morbidity (illness) and mortality (death). Once the cancer has advanced and metastasized to other parts of the body, it is difficult to treat. At this advanced stage, the five year survival rate is about 15% to 20%. Moreover, survival prospects for those with advanced melanoma have not improved over the past three decades.
     In terms of incidence, melanoma is currently the fastest growing cancer and the subject of significant attention in the medical community. A publication from the National Cancer Institute (report published in the July 10, 2008 online edition of the Journal of Investigative Dermatology) indicates that the annual incidence of melanoma among young adult Caucasian women rose 50% between 1980 and 2004. Unlike many other common cancers, melanoma has a wide age distribution. In fact, it is one of the more common cancers in people younger than 30, the most common cancer in women aged 25 to 29 and the number-one cancer killer of women ages 30 to 35. Melanoma is virtually 100% curable if caught early, though no cure is currently available for advanced-stage melanoma.
Our Strategy
     Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:
•	Establish MelaFind® as the leading technology for aiding in the detection of early melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by twelve U.S. and two Australian patents. We will continue to refine and optimize this technology in order to position MelaFind® as the leading system for aiding in the detection of early melanoma.

•	Pursue the timely FDA approval of MelaFind®. We entered into a binding Protocol Agreement with the U.S. Food and Drug Administration (“FDA”), which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. The FDA has informed us that the MelaFind® pre-market approval, or PMA, application would receive expedited review. On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel. The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment. Upon obtaining PMA approval from the FDA, we plan to launch MelaFind® commercially in the United States.

•	Commercialize MelaFind® using multiple sales and marketing strategies. We intend to commence commercialization of MelaFind® in selected U.S. markets immediately upon receiving PMA approval from the FDA and internationally upon achieving CE marking and regulatory review. Our marketing effort will focus initially on “high” volume, integrated dermatology practices and skin cancer specialists, in key regions of the U.S. and Europe. To enter the larger general dermatology markets in the U.S., and internationally, we may establish partnerships with pharmaceutical and/or diagnostic/device companies which have an established presence in these markets. The plan is for dermatologists to offer their patients examinations with MelaFind® on a self-pay per patient basis creating a recurring revenue stream. Once there is sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.
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
MelaFind® Product Description
     MelaFind® is a non-invasive system to aid in the detection of early melanoma. The MelaFind® system in commercial use will produce a report at the-point-of-care to aid in the diagnostic process. The system is comprised of a hand-held imaging device, our proprietary database of pigmented skin lesions and our lesion classifiers. MelaFind® employs multiple wavelengths of light to obtain data from images of suspicious lesions; and then the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. The MelaFind® report will contain objective information about the lesion that may not be otherwise available, including information useful in making the decision to biopsy the lesion. The key components of the MelaFind® system are:
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
History of MelaFind®
     MelaFind® Pivotal Clinical Trial History
     In 2004, we entered into a binding Protocol Agreement with the FDA for our pivotal clinical trial. A pivotal clinical trial is a blinded clinical study that is used by the FDA as the basis for determining the effectiveness of a device in a PMA application. The Protocol Agreement specified the inclusion criteria (description of patients and lesions eligible for the trial), sample size, endpoints, and performance criteria necessary to establish the safety and effectiveness of MelaFind®. The Protocol Agreement required that the study include at least 1,200 pigmented skin lesions and at least 93 eligible melanomas for analysis.
     Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. We have not been required to file an IDE application for the MelaFind® clinical studies because the FDA has considered them to be “Non-Significant Risk” (“NSR”) studies subject to abbreviated IDE regulations, which do not require formal IDE submission. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.
     The clinical studies of MelaFind® are considered by the FDA as NSR studies. Consequently, the trials were conducted under the auspices of an abbreviated IDE. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Although we believe our clinical trial satisfies the FDA Protocol Agreement, it may ultimately be determined to be inadequate to support approval of a PMA application.
     The MelaFind® pivotal clinical trial was conducted at seven centers across the U.S. and included 1,831 pigmented skin lesions from 1,383 patients. Prior to the start of the study, the Company and the FDA entered into a binding Protocol Agreement to stipulate the sensitivity and specificity endpoints that should be used to determine the safety and effectiveness of MelaFind®. MelaFind® detected 112 of 114 (98% measured sensitivity; lower confidence bound of 95%) melanomas that were eligible and evaluable for primary sensitivity endpoint analysis, and 125 of 127 (98% measured sensitivity; lower confidence bound greater than 95%) melanomas overall. Importantly, MelaFind® detected 172/175 melanomas and “high grade lesions” (98% sensitivity; lower confidence bound greater than 95%). The Protocol Agreement called for sensitivity endpoints of greater than 95% lower confidence bound (a lower confidence bound of greater than 95% indicates that if the study were repeated, there would be less than a 5% chance that the sensitivity would be below 95%). MelaFind®‘s specificity (9.5%), the ability to accurately rule out disease, was significantly superior to that of the study dermatologists (3.7%), who are skin cancer experts (p-value less than 0.02). The Protocol Agreement calls for MelaFind® to be more specific than the study physicians at a p-value of less than 0.05 (a p-value of less than 0.05 indicates a less than 5% probability that the observed difference was due to chance).
     In order to generate a comparison with physicians’ ability to accurately detect melanomas, the Company conducted an online reader study in which 155 physicians participated including 110 dermatologists. Using images and clinical histories for 65 randomly selected melanomas from the pivotal study, this group of dermatologists, on average, missed (i.e., would not have elected to biopsy) 28% of the melanomas. The biopsy sensitivity of MelaFind was 97% (p < 0.0001 versus dermatologists). In addition, variability was observed in dermatologists’ decisions to biopsy, measured with a kappa score of 0.29. This indicates that dermatologists often did not elect to biopsy the same lesions as other dermatologists participating in the study (note: a kappa score of 1.0 would indicate perfect agreement, while a score of 0.0 indicates no agreement).

     We submitted our PMA application, which includes the final study reports, to the FDA on June 9, 2009. The FDA has informed us that the MelaFind® PMA application would receive Expedited Review. On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”). The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment.
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
     The Company has obtained Underwriters’ Laboratories (“UL”) certification and Certification Bodies’ Scheme (“CB”) test certification for MelaFind®. For commercialization outside the U.S., approvals from appropriate regulatory bodies within other countries will be required. The CB test certification is an international system of acceptance for test reports and facilitates the process of obtaining product certification in many other countries We have also begun the process of seeking the CE mark approval for MelaFind®in the European Union.
MelaFind® Sales and Marketing
     Upon FDA approval, we plan to offer MelaFind® as a point-of-care service. This approach is intended to provide U.S. with recurring revenue corresponding to the number of patients examined and to provide the physician with access to our technology without a significant capital investment. Our sales and marketing strategy is to establish a regionally focused sales, marketing, and distribution effort in the U.S. and Europe. We plan to concentrate our commercialization efforts initially on “high volume”, integrated dermatology practices and skin cancer experts in key regions of the U.S. and Europe. For expansion to the general dermatology markets, we may establish partnerships to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities we have not yet established any such arrangements.
The MelaFind® Value Proposition for the Healthcare System
     We plan to offer MelaFind® on a self-pay (non-reimbursed) basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of MelaFind® in the dermatologists’ offices.
     Following the self-pay introduction of MelaFind®, we will look to build a sufficient body of medical evidence to support favorable coding and coverage decisions at appropriate payment levels by third-party payers. This strategy is consistent with the approach that has been used to support positive coverage decisions by CMS and private payers for other products. The value drivers include the detection of melanoma at the early curable stages, as opposed to advanced stages, allowing for both a greater opportunity to cure and a reduction in treatment costs.

Our Reimbursement Strategy
     We may pursue Current Procedural Terminology (“CPT”) code and private insurance coverage, as appropriate, following initial commercialization efforts, which will be undertaken on a self-pay basis. We are aware of no CPT code that is specifically applicable to the use of MelaFind®. We have engaged the services of expert consultants with extensive experience in the CPT, coverage and payment decision processes to assist us in our strategy.
     In the U.S., healthcare providers that utilize medical systems such as MelaFind®, generally rely on third-party payers, including Medicare, Medicaid, private health insurance carriers, and managed care organizations, to reimburse part, but not necessarily all, of the costs and fees associated with the procedures performed using these devices. Public and professional concern about the cost of medical care and new technologies has evoked a variety of remedies. Third-party payers are increasingly challenging the pricing of medical products and procedures. Guidelines have been established that recognize the need for clinical strategies to assess the cost-effectiveness of new diagnostic tools or procedures (Evidence-Based Medicine), in the hope of reducing the variations in diagnostic and treatment protocols and reducing healthcare expenditures. Insurers are also attempting to curb over utilization by applying a rational analysis of the costs versus benefits of new technologies.
     It is critical to build a sufficient body of evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. Upon FDA approval of MelaFind®, we will consider submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we would expect that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the commercial setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels. We believe it is likely that initially the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems.
     One of the keys to securing reimbursement is the desire of physicians to use a new technology in order to enhance their diagnostic acumen and improve the standard of care. Likewise, we believe that once patients become aware of the availability of MelaFind®, they may request that their physicians utilize MelaFind®. We believe that MelaFind® will represent an improvement in the standard of care for the early detection of melanoma. As such, we anticipate that its adoption by physicians and reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings including the American Academy of Dermatology annual and regional meetings. We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of MelaFind® to improve patient care. We also plan to sponsor clinical trials following FDA PMA approval in order to evaluate MelaFind® in additional settings. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings and that these studies will help to demonstrate the potential of MelaFind® to improve patient care.
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

Competition
     We are not aware of any system which is directly competitive to MelaFind®. A number of systems for visualization and assessment of pigmented skin lesions are in use or in development. These include clinical (naked eye) examination, whole body mole mapping systems, dermoscopes (also known as “dermatoscopes”), digital dermoscopes, spectrophotometric intercutaneous analysis (analysis of skin structures through measurement of how they absorb light of different wavelengths), confocal microscopy, spectrophotometric (color) analysis and several newly identified light based approaches. These systems rely on physician experience and expertise in recognizing patterns that are associated with melanoma and non-melanoma in order to render an interpretation and diagnosis.
     The current primary method for detecting melanoma relies on physicians to interpret whether a pigmented skin lesion is suspicious for melanoma (thereby requiring biopsy) based on their ability to recognize patterns using clinical examination. Physicians use the “ABCDE” criteria: Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving-change in “ABCD”, in their assessment. Recently the letters “PRU” have been added to the criteria; Patient concern, Regression and Ugly duckling. Physicians also use whole body mole mapping which consists of periodic photography of patients, typically those at high risk for developing melanoma. The pictures are reviewed clinically. This service is provided at some diagnostic imaging centers and dermatology offices. DigitalDerm, Inc. offers MoleMapCD®a computerized system for acquisition, storage, and review of the pictures and Melanoscan, Inc. offers a similar sequential photography system.
     Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (U.S.), Heine Optotechnik (Germany), Riester Medical (Germany) 3Gen, LLC (U.S.), and others. Several manufacturers have recently introduced apps that allow an Apple iPhone to be used as a dermoscope .
     Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), manufacturers of the Molemax™ family of digital systems, Biomips Engineering (Italy) and FotoFinder Systems, GmbH the manufacturers of the FotoFinder group of instruments.
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
     Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Biocompatibles International (UK) manufactures the Siascope a device utilizing this technique. Working in conjunction with the Company’s MoleMate software the system produces a rating “score” for scanned lesions.
     Confocal microscopy is an approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid, Inc. (U.S.). Researchers at Vanderbilt University are developing technology called Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. In addition, Verisante Technology, Inc. formerly T-Ray Science, Inc. is developing technology it has licensed from The British Columbia Cancer Agency, an agency of the Provincial Health Services Authority for skin cancer detection. The company’s product, Verisante Aura, uses NIR Raman Spectroscopy and autofluorescence spectroscopy to measure 21 biomarkers for skin cancer in half a second and results published in 2008 showed a sensitivity of 100% and specificity of 70% for melanoma.
     Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are also being investigated; for example Dermtech, Inc. is exploring Messenger RNA analysis of surface cells. The company’s core technologies are 1) the patented, non-invasive EGIR™ (Epidermal Genetic Information Retrieval) technique that uses an adhesive to painlessly collect cells from the upper layer of the skin, and 2) multi-gene biomarkers that are generated using microarray analysis. The ribonucleic acid (“RNA”) from these cells is then isolated, amplified, and analyzed using molecular biology tools. To date, the company has patented three biomarkers that can be used to identify and correlate changes in the gene expression profile of RNA obtained from the skin with the presence of certain diseases.

     Scibase AB is developing electrical impedance technology for melanoma detection. The method is called electrical impedance spectroscopy (EIS). It is based on a technology that uses the varying electrical properties of human tissue to categorize the cell structures and thereby detect malignancies. The company recently completed a 1,200 patient clinical trial and announced that results from their studies show that it is possible to separate benign moles from malignant with a “sensitivity exceeding 98% and specificity over 20% better than study dermatologists.”
     Several additional light based imaging approaches have recently been identified.
     Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present.
     Raytheon Corporation, has partnered with Arizona Cancer Center, to utilize satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer.
     Researchers at Ben Gurion University in Israel announced a new device that detects cancerous skin tumors not visible to the naked eye. The Optical Spectro-Polarimetric Imaging (OSPI) instrument reportedly diagnosed 73 types of lesions, some of them cancerous, in initial testing.
     Michelson Diagnostics Ltd, a UK based developer and manufacturer of Optical Coherence Tomography (OCT) products, has US FDA 510(k) clearance for its VivoSighttm OCT scanning product. VivoSighttm is a Multi-Beam OCT system indicated for use in the two-dimensional, cross-sectional, real-time imaging of external tissues of the human body. VivoSighttm is a Fourier-Domain OCT scanner that provides sub-surface images of tissue at far higher resolution than is possible with existing technologies such as ultrasound, CT or MRI, in 2D and 3D and in real time, using an easy-to-use lightweight hand-held probe.
     mBeach Software (U.S.) through its wholly owned subsidiary Skin Cancer Scanning Ltd. is developing SkinScan 650 a device that currently uses reflected visual light to analyze non-melanoma lesions. The company reported that its initial 128 lesion trial produced an “accuracy” of 92.4%.
     Cascade Technologies Corp through its wholly owned subsidiary Spectral Molecular Imaging (a development stage company) is using what it calls “hyperspectral-optical technology to advance early and accurate diagnosis of cancer and pre-cancer conditions. The company’s SkinSpect™ device is being developed for non-invasive diagnosis of and screening for skin cancer.
     The University of Missouri at Rolla announced during 2010 that it had received a new patent titled: “Automatic Detection of Critical Dermoscopy Features for Malignant Melanoma Diagnosis.” The patent applies to a method for computer-aided analysis of photographs of skin lesions to detect the cancer. This method uses a traditional RGB image as its computer source.
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
Manufacturing
     We are currently focusing our manufacturing efforts on building MelaFind® systems and in optimizing efficiency and larger-scale manufacturing. For this crucial phase leading up to the commercial launch of MelaFind®, we have contracted with ASKION in Germany, ISO 9001 and ISO 13485 certified, which specializes in precision optics. Through ASKION, we have contracted with Zeiss, an international optics house, to supply lenses and lens assemblies to be used in the hand-held imaging devices.
     In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and ISO 9001 certified and ISO 13485 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems incorporating the hand-held devices along with the processing computer, software and operator controls.
Research and Development Efforts
     We continue to develop refinements and improvements to the hardware and software, including lesion classification algorithms, some of which are likely to require approval of a PMA supplement. Our R&D plan also includes further improvements such as faster and easier software downloads for future versions.

     We have performed feasibility studies of a MelaFind® software add-on feature called MelaMetertm, an enhancement to MelaFind® that provides information regarding the depth of penetration of a pigmented skin lesion. This information may be useful to dermatologists in determining the necessary depth and breadth of a biopsy of a pigmented skin lesion. Initial clinical studies of MelaMetertm demonstrate the ability of MelaMetertm to non-invasively estimate the Breslow thickness (the thickness of a cutaneous malignant melanoma measured from the epidermis to the deepest malignant cells present) comparably to histological examination of excised lesions. We plan to continue the development of MelaMetertm and seek FDA approval for it after receiving PMA approval of MelaFind®.
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
     The Company spent approximately $12,508,000, $10,950,000 and $11,497,000 in each of 2008, 2009 and 2010, respectively, on research and development.
Intellectual Property
     Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. Currently, we have eighteen issued U.S. patents in force, plus one that is projected to issue in the first quarter of 2011, and these patents have numerous foreign counterparts issued and pending. Of those issued, twelve U.S. patents and two Australian patents relate to various aspects of MelaFind®. Two of the U.S. patents are design patents, while all others are utility patents. In addition, we have twelve more U.S. utility patents currently pending, all of which relate to MelaFind.® Of the many pending foreign patent applications that relate to MelaFind®, six are currently in the European regional phase, while five are pending in Australia, four in Canada, and three each in Japan and in Hong Kong. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our intellectual property other than licenses granted in connection with the discontinuation of DIFOTI operations .
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
     We will also rely on trade secrets and technical know-how in the manufacture and marketing of MelaFind®. We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.
     We have active U.S. trademark registrations for the following marks: “MelaFind®” (both word and word-plus-design marks) and the former corporate logo for “eos-electro-optical sciences, inc.” For MelaFind®, the description of goods in International Class 10 covered by the trademark is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining images in different spectral bands and software for analyzing the images for use in analyzing skin lesions and determining the existence of melanoma.” The MELAFIND word mark has also been registered in the European Union, Australia and New Zealand. In Europe, besides International Class 10, that mark is also registered in International Classes 16 (for printed reports) and 44 (as a service mark). For “eos-electro-optical sciences, inc.,” the description of goods covered by the trademark in International Class 10 is: “instrumentation comprising computer assisted optical imagers and image analyzers for use in the detection of dental cavities, cutaneous melanoma, and other pathologies of the teeth, skin and other tissues.” Several additional trademark and service mark registrations are pending in the U.S. in International Classes 9, 10, 16 and 44, for which Notices of Allowance have been received but for which no Statements of Use have yet been filed. Those additional marks include the “MELA” and “MELA SCIENCES” word marks as well as the MELA Sciences corporate logo, for example. The “MELA” word mark, which has intent-to-use status in the U.S., is already registered in the European Union as well as in Australia, in International Classes 9, 10, 16 and 44. The “MELA SCIENCES” word mark, which has intent-to-use status in the U.S. in International Classes 9, 10, 16 and 44, has a corresponding Madrid Protocol application pending, which designates the European Union and Australia.
     We also have registered the internet domain names: www.melasciences.com, www.eo-sciences.com, www.eosciences.com, www.melafind.com, www.mela.us.com, www.melafind.info, www.melafind.net, www.melafind.org, www.melafind.us, melafinder.com, www.melainc.com, www.difoti.com and www.skinsurf.com.

     The following table lists our U.S. patents and patent applications relating to melanoma detection:
               U.S. Patents Relating to MelaFind®

Patent #	Title	Issued	Expiration
6,081,612	Systems and Methods for the
Multispectral Imaging and
	Characterization of Skin Tissue	06/27/00	02/27/18
6,208,749	Systems and Methods for the
Multispectral Imaging and
	Characterization of Skin Tissue	03/27/01	02/27/18
6,307,957	Multispectral Imaging and
	Characterization of Biological Tissue	10/23/01	06/27/20
6,626,558	Apparatus for Uniform Illumination of
	an Object	09/30/03	08/31/21
6,657,798	Method for Optimizing the Number of
Good Assemblies Manufacturable From a
	Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
7,102,672	Integrated CMOS Imaging Array & Dark
	Current Monitor	09/05/06	01/10/24
7,127,094	Method of Controlling Data Gathered at
	Remote Locations	10/24/06	03/11/25
D613,866	Medical Cart	04/13/10	04/13/24
D613,867	Table Structure of a Medical Cart	04/13/10	04/13/24
7,813,586	Reducing Noise in Digital Images	10/12/10	05/31/27
7,894,651	Quantitative Analysis of Skin
	Characteristics	02/22/11	03/19/29
               Pending Non-Provisional U.S. Patent Applications Relating to MelaFind®

Published Pat Appl Ser #	Title	Filed
US2008/0312952A1	Regulating Use of a Device to Perform a Procedure on a Subject	06/12/07
US2009/0154781A1	Characterizing a Texture of an Image	12/14/07
US2009/0060304A1	Dermatology Information	09/04/08
WO2009/079367A1	Characterizing a Texture of an Image (CIP)	12/12/08
US2011/0025007 A1	Medical Cart	07/30/09
US2011/0024507 A1	Storage Card	07/30/09
WO2011/014614A2	Medical Cart (CIP)	07/29/10
WO2011/014656A2	Storage Cart (CIP)	07/29/10
TBP 02/09/12	Assessing Features for Classification	08/06/10
TBP 03/17/11	Characterizing a Texture of an Image (CIP)	09/07/10
US2011/0019888A1	Reducing Noise in Digital Images (CIP)	10/06/10
TBP 05/05/11	Showing Skin Lesion Information	11/01/10
Note: CIP denotes a Continuation-in-Part patent application; TBP = scheduled to be published on date shown
     Patent No. 6,081,612 relates to the MelaFind® system and methods employed in building MelaFind® classification algorithms involving the use of novel multi-spectral lesion features by means of wavelet maxima representations. Wavelet maxima representations use specific types of mathematical transformations called wavelets to represent a signal, such as an image of a lesion taken by the MelaFind® system, at different detail levels. The wavelet maxima representation retains information of potential diagnostic value. This information is quantified in the form of statistical features used for automatic classification. Patent No. 6,208,749 relates to methods employed in building MelaFind® classification algorithms involving the use of novel features of multispectral lesion images that do not involve the use of wavelet transformations to determine whether the lesion is or is not a melanoma. We believe the inclusion of the described wavelets and non-wavelets features improves significantly the sensitivity and specificity of the melanoma classifiers. Patent No. 6,307,957 extends the use of the novel features of the MelaFind® system to endoscopy (examination of gastro-intestinal tissues using fiber-optic probes). We have no present plans to develop endoscopy applications of our technology.

     Patent No. 6,626,558 covers the construction of the array of numerous light-emitting diodes (“LED’s”) that are used in the MelaFind® hand-held device to provide uniform illumination of lesions in multiple spectral bands of illumination. Patent No. 6,657,798 involves the use of a computer algorithm to optimize the number of lens assemblies possible from a given number of sets of lens elements. Patent No. 6,710,947 describes a method that we may employ for the economical assembly of the nine elements of the MelaFind® hand-held device’s optical lens module.
     Patent No. 7,102,672 is a process that we may employ to compensate for the effect of temperature-dependent dark current on the images acquired by the MelaFind® hand-held probe, and Patent No. 7,127,094 is a series of methods for central control of the acquisition and processing of the image data acquired by MelaFind® probes located at remotes sites. Patent No. 7,813,586 covers a novel method for reducing noise in digital images, which was invented and has been implemented as part of the calibration of all MelaFind® images. The two design patents describe novel design aspects of the medical cart associated with MelaFind®. The two patent applications filed on July 30, 2009 and their Continuation-in-Part applications filed on July 29, 2010, seek to protect the innovative functional aspects of the design of the medical cart and of the Patient Card used with MelaFind®, respectively.
     Patent No. 7,894,651 protects devices and methods for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma. Our June 12, 2007 patent filing relates to innovative ways to control use of our MelaFind® system, while our December 14, 2007 filing and its December 12, 2008 and September 7, 2010 Continuation-in-Part applications relate to new methods for characterizing the “lacunarity” texture of an image, the September 2010 application claiming priority to a provisional patent applications filed a year earlier. Our September 4, 2008 patent filing concerns certain dermatology information associated with MelaFind® and claims priority to a provisional application filed a year earlier. The innovative aspects of the MelaFind® user interface are described in our patent filed November 1, 2010, and likewise claims priority to a provisional patent application filed a year earlier.
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
FDA Regulation
     Our product MelaFind®, is regulated as a medical device and is subject to extensive regulation by the FDA and other regulatory authorities in the U.S. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.
     Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require prior pre-market notification, 510(k) clearance, or PMA approval from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required. The FDA classifies MelaFind® as a Class III device, requiring PMA approval.

          A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’ first PMA. The Company’s PMA application has been submitted and found to be sufficiently complete by the FDA. The FDA has begun an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, the FDA convened an advisory panel of experts from outside the FDA to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct pre-approval inspections of the manufacturing facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.
          In October of 2004, we entered into a binding Protocol Agreement with the FDA, which is an agreement for the conduct of the pivotal trial in order to establish the safety and effectiveness of MelaFind®. In October 2006, we announced that the FDA had informed us that when submitted, the MelaFind® PMA application would receive expedited review.
      On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel. The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment.
          Upon obtaining pre-market approval from the FDA, we plan to launch MelaFind® commercially in the United States.
          Notwithstanding the Protocol Agreement or the positive vote of the General and Plastic Surgery advisory Panel, the FDA can delay, limit or deny approval of a PMA application for many reasons, including:
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
          The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired are submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.
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

          Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. We have not been required to file an IDE application for the MelaFind® clinical studies because FDA has considered them to be “Non-Significant Risk” (“NSR”) studies subject to abbreviated IDE regulations, which do not require formal IDE submission. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.
          The clinical studies of MelaFind® are considered by the FDA as NSR studies. Consequently, the trials were conducted under the auspices of an abbreviated IDE. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Although we believe our clinical trial satisfies the FDA Protocol Agreement, the trial may ultimately be determined to be inadequate to support approval of a PMA application, or 510(k) clearance.
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
          After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:
•	establishment registration and device listing;

•	QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health.
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
International Regulation
          The medical device regulatory process for international distribution is subject to government regulations that may vary by country from those having few or no regulations to those having pre-market controls and pre-market acceptance. The time required to obtain approval internationally varies as well and may be longer or shorter than that required for FDA approval. The approval time depends on the device classification and quality system requirements for that country. In order to distribute our product internationally we have initiated work towards launching MelaFind® in the European Union (“EU”), which includes 27 countries in Europe. We have also begun evaluation and planning for product distribution in Australia and Brazil.

          In the EU, medical devices require a CE Mark in order to be placed in the market. The CE Mark certifies that a product has met EU consumer safety, health and environmental requirements. CE marking requires meeting the conditions of the European Directive to which the medical device applies. The directives regulate the design, manufacture, clinical trials, labeling, and post-market surveillance reporting activities for medical devices.
          For CE marking, the device is classified into one of four classifications that are similar to FDA device classifications. MelaFind® is an “active”, non-implantable Class IIa device requiring compliance with EU Council Directive 93/42/EEC. The device manufacturer is required to implement a Quality Management System (“QMS”) and, in most cases, to comply with the applicable Medical Device Directive (“MDD”) in accordance with the International Organization for Standardization’s ISO 13485. The method of assessing conformity varies but normally involves a combination of self-assessment by the manufacturer and a third party assessment typically consisting of an audit of the manufacturer’s quality system and an assessment by a “Notified Body” demonstrating the manufacturer’s product compliance to the MDD. A Notified Body is an organization that has been accredited by a country to assess whether a product meets certain predetermined standards. A Technical File or Design Dossier (Class III) is prepared by the manufacturer providing detailed information for submission to the Notified Body. Devices that comply with the requirements of the MDD will be entitled to bear the CE conformity marking (“CE Mark”), indicating that the device conforms to the essential requirements of the applicable directive(s) and, accordingly, can be commercially distributed throughout Europe.
          The Australian regulatory process for medical devices is similar to the EU regulatory process. In Australia, devices must comply with the Therapeutic Goods (Medical Devices) Regulations of 2002 or, if the device has a European CE Mark, the CE certificates can be used as “Manufacturer’s Evidence” for compliance when submitted to the Therapeutic Goods Administration (“TGA”). If the device does not have a European CE Mark, the manufacturer is required to submit a Technical File or Design Dossier to TGA. To achieve the required QMS compliance, most manufacturers comply with the ISO 13485 standard.
          The Brazilian regulatory process for medical devices is also similar to the EU regulatory process. Medical devices in Brazil are regulated by the Agência Nacional de Vigilância Sanitária (“ANVISA”). A Technical File is needed for registration with ANVISA. The Brazilian quality system requirements are very similar to U.S. FDA 21 CFR Part 820, Quality System Regulations.
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
Employees
          As of December 31, 2010, we had 42 full-time and 5 part-time employees, of whom 25 were engaged in research and development (including clinical and regulatory affairs), 5 in production (including document control and quality assurance) and 17 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

Other
          Since we believed it to be in the best interests of the Company to change its name to better reflect the Company’s focus on early melanoma detection, on April 30, 2010 we changed our name to MELA Sciences, Inc. Our Internet address is www.melasciences.com. Our annual report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports are available, without charge, on our website www.melasciences.com as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from MELA Sciences, Inc., 50 South Buckhout Street, Suite 1, Irvington, New York, 10533, Attention: Secretary.
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
          We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last nine years in developing MelaFind®. MelaFind® may require additional development and clinical evaluation and it will require regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:
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
We have not received, and may never receive, FDA or international regulatory approval to market MelaFind®.
       We do not have the necessary regulatory approvals to market MelaFind® in the U.S. or in any foreign market. We plan to launch MelaFind® in the U.S. when the PMA is approved by the FDA and in Europe once we achieve the required regulatory approval and CE marking. The PMA process requires us to prove the safety and effectiveness of MelaFind® to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after the PMA application was filed. The FDA may never grant approval. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•	MelaFind® may not be safe or effective to the FDA’s satisfaction;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
          No precedent has been established for FDA approval of a device such as MelaFind® to aid in determining the appropriateness of biopsies of suspicious pigmented skin lesions. While the Company believes that results from the MelaFind® pivotal trial support a favorable PMA review, the FDA may not consider the data gathered in the trial sufficient to support approval of a PMA. The FDA may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. The occurrence of unexpected findings in connection with any subsequent clinical trial that may be required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may require additional trials following approval of MelaFind®. If we are unable to complete subsequent clinical trials necessary to successfully support the MelaFind® PMA application, our ability to commercialize MelaFind®, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations.
If MelaFind® receives FDA or international regulatory approval, it may be only for narrow indications.
          Even if approved, MelaFind® may not be approved for the indications that are necessary or desirable for successful commercialization. Our preference is to eventually obtain a broad indication for use aiding in the evaluation of almost all pigmented melanomas (other than those on palms, soles of the feet, in or near the eye, and inaccessible areas such as the edge of the nose). The final MelaFind® lesion classifier may not be able to identify the maximum number of types of melanoma possible. The indications for use must specify those lesion types for which the classifier has not been trained. Approximately five percent of melanoma lesions may be amelanotic, meaning they are not pigmented. These lesions cannot be differentiated by MelaFind®, which will be restricted to pigmented lesions. Approximately ten percent of pigmented melanoma lesions are nodular, a type of melanoma that is often missed by dermatologists in early stages. If nodular melanoma lesions are not sufficiently well-represented in the MelaFind® training database, the classifier may not differentiate nodular melanomas from non-melanomas with sufficient sensitivity and specificity. If we restrict the indications for use of MelaFind® to exclude certain melanoma lesion types, in addition to the other restrictions, then the size of the market for MelaFind® and the rate of acceptance of MelaFind® by dermatologists may be adversely affected.
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
          We began operations in December 1989. At that time we provided research services, mostly to U.S. government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2010 was approximately $19.9 million, and as of December 31, 2010, we had an accumulated deficit of approximately $99.1 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. Upon receiving PMA approval for MelaFind® from the FDA, we expect to incur significant sales, marketing and manufacturing expenses which will require additional funding.
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
          We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. We believe that other products that enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Biocompatibles International , Ltd.; Biomips Engineering, Scibase AB, Balter Medical, Michelson Diagnostics; Riester and others. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:
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
       The precision optical imaging field is subject to rapid technological change and product innovation. MelaFind® is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies such as confocal microscopy, an approach for non-invasive visualization of skin structures at the cellular level; and confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease.
               Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests.
               Also being developed is an electrical impedance technology for melanoma detection. The method is based on a technology that uses the varying electrical properties of human tissue to categorize the cell structures and thereby detect malignancies. Furthermore, several additional light based imaging approaches have recently been identified, including:
               a technology that measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present;
               a satellite-based remote imaging technology for use in detecting skin changes which could indicate the presence of cancer;
               a scanner that provides real-time sub-surface images of tissue at far higher resolution than is possible with existing technologies such as ultrasound, CT or MRI, in 2D and 3D ;
               a device that currently uses reflected visual light to analyze non-melanoma lesions;
               a device for non-invasive diagnosis of and screening for skin cancer; and a method for computer-aided analysis of photographs of skin lesions to detect the cancer which uses a traditional RGB (Red Green Blue) image as its computer source.
               The commercial development of any of these new technologies could result in a technological breakthrough in the diagnosis and/or treatment of melanoma, which could render MelaFind® obsolete.
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
          With respect to any additional clinical studies for MelaFind® which may be required by the FDA or with respect to clinical trials relating to the development of the Company’s core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research, university or government affiliated, to enroll patients in our clinical trials. We rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for MelaFind® or other products developed from our core technology. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, MelaFind® or other products developed from our core technology.

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
          In some foreign markets pricing and profitability of medical devices are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for similar controls. Also, the recent legislation on managed healthcare in the US and legislation intended to control the cost of publicly funded healthcare programs could significantly influence the purchase of healthcare services and products, and may force us to reduce prices for MelaFind® or result in the exclusion of MelaFind® from reimbursement programs.
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
The success of MelaFind® will depend upon the acceptance by dermatologists who perform skin examinations and treat skin disorders, including industry opinion leaders, that the evaluation information provided by MelaFind® is medically useful and reliable. We will be subject to intense scrutiny before physicians will be comfortable incorporating MelaFind® in their diagnostic approaches. We believe that recommendations by respected physicians will be essential for the development and successful marketing of MelaFind®; however, there can be no assurance that any such recommendations will be obtained. To date, the medical community outside the limited circle of certain dermatologists specializing in melanoma has had little exposure to us and MelaFind®. Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operation and effectiveness of MelaFind®. Even if we gain access to potential customers, no assurance can be given that members of the dermatological, or later the general practice, medical community will perceive a need for or accept MelaFind®. In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, practitioners may remain reluctant to rely upon MelaFind® even after we receive approval from the FDA for marketing the product. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of MelaFind®. Insufficient market acceptance of MelaFind® would have a material adverse effect on our business, financial condition and results of operations.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.
     As of December 31, 2010 we had $30.5 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last nine years. We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. We expect to continue to spend substantial amounts on research and development. We will need additional funds to fully commercialize the product, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® and commence commercialization, and achieve significant commercialization of MelaFind®. Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties;

•	the costs of maintaining inventory and other manufacturing expenses; and our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.
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
     We do not have a sales organization, and have no experience as a company in the marketing and distribution of devices such as MelaFind®. To achieve commercial success for MelaFind®, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to regionally market MelaFind® in the U.S. and/or Europe, focused on introducing it at high volume dermatologists’ offices and training their staffs in its use, but we have not made any final determinations regarding the use of a particular marketing channel. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the U.S. are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.
     We will need to contract with third parties in order to sell and install our products in larger markets, including non-specialist dermatologists. To the extent that we enter into arrangements with third parties to perform marketing and distribution services in the U.S. and Europe, our product revenue could be lower and our costs higher than if we directly marketed MelaFind®. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.
We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of MelaFind®, our growth could be limited and our business could be harmed.
     We have no experience in manufacturing MelaFind® for commercial distribution. We currently have limited resources and facilities to commercially manufacture MelaFind®. In order to produce MelaFind® in the quantities we anticipate to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.

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
     Upon MelaFind® receiving regulatory approval, if we are unable to manufacture or obtain a sufficient supply of product, maintain control over expenses, or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business will suffer. Additionally, upon MelaFind® receiving regulatory approval and we then need to make manufacturing changes, we may need to obtain additional approval for these changes.
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
          Our manufacturing efforts currently rely on several vendors for critical materials such as: ON Semiconductor; Carl Zeiss Jena GmbH (“Zeiss”) for lens and lens objective assemblies, A/B Electronics, AAEON, AmeriCad, Canvys Electronics, Sandisk and others to provide services or components of our devices. We are working with ASKION in Germany, which specializes in precision optics for the provision of the hand-held imaging devices. In addition, we are utilizing Nexcore Technology Inc., an FDA good manufacturing practices (“GMP”) compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems.
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
We may be required to purchase obsolete parts for MelaFind®:
     Our MelaFind® design incorporates certain unique components which may, from time-to-time, become obsolete. In an instance where replacing those components would potentially require an extensive re-design and re-approval process, we may have to make a significant ‘last-time-buy’ to provide component availability during that re-design and regulatory approval process, or our ability to produce MelaFind® may become impaired.
We will not be able to sell MelaFind® unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation (“QSR”).
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
Upon MelaFind® approval by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.
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
       The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Physician Self-Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
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
Healthcare policy changes, including recent legislation reforming the U.S. healthcare system, may have a material adverse effect on us.
       In response to increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products and could limit the acceptance and availability of our products. Moreover, as discussed below, recent federal legislation would impose new excise taxes on medical device transactions. The adoption of some or all of these proposals, including the recent federal legislation, could have a material adverse effect on our financial position and results of operations.
       On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act. The legislation imposes significant new excise taxes on medical device transactions. Under the legislation, the total cost to the medical device industry is estimated to be approximately $20 billion over ten years. These taxes will result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.
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
     We also rely on our patents, patent applications and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.
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
     We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of dermatologists and other associated medical personnel to operate MelaFind®. If these medical personnel are not properly trained or are negligent, we may be subjected to liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of MelaFind® in the market.
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
We have become subject to claims in securities and shareholders actions which if determined adversely to the Company could have a material adverse impact on our business.
     We and certain of our officers and directors are named as defendants in three purported securities class action lawsuits, each filed in the U.S. District Court for the Southern District of New York, and in a shareholder derivative lawsuit, filed in the Supreme Court of the State of New York. All of the purported securities class actions have since been consolidated into one securities class action. These lawsuits were brought on behalf of a putative class of purchasers of our securities from February 13, 2009 through November 16, 2010, and seek unspecified damages. We believe that we have meritorious defenses and we intend to vigorously defend against these lawsuits; however, as with any litigation, we cannot predict with certainty the eventual outcome of this litigation. Furthermore, we expect to incur expenses, some of which may not be covered by our insurance, in defending these lawsuits. An adverse outcome could have a material adverse effect on our business and our business could be materially harmed.

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
     The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, in addition to other risks. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the U.S. and abroad. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have initiated actions to obtain foreign regulatory approvals. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize MelaFind® in any market on a timely basis, or at all. Our inability or failure to comply with varying foreign regulation, or the imposition of new regulations, could restrict our sale of products internationally.
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
     We have granted to certain employees stock options that vest with the attainment of various time-based or controllable performance milestones. During the attainment of these controllable milestones we recognize a stock based compensation expense in an amount based on the fair value of the options. We have also granted options that vest upon attainment of development milestones out of our control. Upon the attainment of each of these relevant development milestones, which include FDA approval of the MelaFind® PMA, there will be a significant compensation charge based on the fair value of such options.
Climate control policy changes, including regulations issued by the Environmental Protection Agency and negotiated international treaties, could have an impact on our Company.
          We cannot predict whether climate control legislation will be enacted and treaties ratified, the final form any legislation or treaties might take, or the effects of such legislation or treaties. If climate control legislation and/or regulations are enacted or treaties ratified, our operations or the operations of our suppliers could be adversely impacted affecting our ability to successfully launch MelaFind® in the U.S. marketplace.

Results could be impacted by the effects of, and changes in, world-wide economic and capital market conditions.
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
       The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Stock Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly. On each of June 30, 2008, 2009 and 2010, our market capitalization exceeded $75 million. As a result we had our independent registered public accounting firm attest to our compliance with Section 404 of SOX as of December 31, 2008, 2009 and 2010. Since 2008, we have retained a consultant experienced in SOX that assists us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have evaluated our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.
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
       Our stock price has been and is likely to continue to be volatile. Between October 28, 2005 (the date of our initial public offering) and December 31, 2010, our stock price has ranged from $2.29 to $12.24 per share. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
•	results of our research and development efforts and our clinical trials;

•	the timing of regulatory approval for our products;

•	failure of any of our products, if approved, to achieve commercial success;

•	the announcement of new products or product enhancements by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	ability to manufacture our products to commercial standards;

•	developments concerning our clinical collaborators, suppliers or marketing partners;

•	changes in financial estimates or recommendations by securities analysts;

•	public concern over our products;

•	developments or disputes concerning patents or other intellectual property rights;

•	product liability claims and litigation against us or our competitors;

•	the departure of key personnel;

•	the strength of our balance sheet;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of and third-party reimbursement in the US and other countries;

•	changes in accounting principles or practices;

•	general economic, industry and market conditions; and

•	future sales of our common stock.
       A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders have, and may in the future, initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.
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
          On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages.
          On December 10, 2010, a shareholder of the Company filed a derivative lawsuit against certain of its officers and directors in the Supreme Court of the State of New York, entitled Barry Jaffess v. Joseph V. Gulfo, Breaux Castleman, Sidney Braginsky, George C. Chryssis, Martin D. Cleary, Anne Egger, Charles Stiefel, Gerald Wagner, and Dan W. Lufkin, Index No. 50026/2010. Based primarily on the same factual allegations in the securities class action, the complaint alleges that defendants breached their fiduciary duties. On February 24, 2011, the parties filed a stipulation of discontinuance of the derivative action and entered into a tolling agreement, which may allow the plaintiff to re-file the suit under certain circumstances.
          The Company believes that it has meritorious defenses and intends to vigorously defend against these lawsuits; however, as with any litigation, we cannot predict with certainty the eventual outcome of this litigation. An adverse outcome could have a material adverse effect on our business and our business could be materially harmed.
          From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required.

Item 4.	Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2009 through December 31, 2010 as reported by the NASDAQ Capital Market:

	High	Low
Year Ended December 31, 2010
October 1 — December 31, 2010	$8.32	$2.51
July 1 — September 30, 2010	$7.50	$5.90
April 1 — June 30, 2010	$9.25	$5.51
January 1 — March 31, 2010	$12.24	$6.43
Year Ended December 31, 2009
October 1 — December 31, 2009	$11.73	$7.85
July 1 — September 30, 2009	$10.95	$6.18
April 1 — June 30, 2009	$8.75	$4.35
January 1 — March 31, 2009	$7.50	$3.00
          As of January 31, 2011, there were approximately 126 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.
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
Securities Authorized For Issuance Under Equity Compensation Plans

			Number of securities
			remaining available under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected
Plan Category at 12/31/2010	of outstanding options	outstanding options	in the first column )
Equity compensation plans approved by stockholders	2,132,879	$5.19	1,623,189
Equity compensation plans not approved by stockholders	—	—	—
Total	2,132,879	$5.19	1,623,189

Item 6. Selected Financial Data
          The following table sets forth selected financial data. The financial information for the years ended December 31, 2008, 2009, and 2010 and as of December 31, 2009 and 2010 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2006 and 2007 and as of December 31, 2006, 2007, and 2008 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except share and per share data)
Statements of Operations Data:
Research and development expenses	$7,574	$7,678	$12,508	$10,950	$11,497
General and administrative expenses	4,526	5,400	5,766	7,631	8,738

Operating loss from continuing operations	(12,100)	(13,078)	(18,274)	(18,581)	(20,235)
Interest income	(728)	(1,054)	(468)	(45)	(32)
Other income, net	—	(59)	(201)	(83)	(280)

Loss from continuing operations	(11,372)	(11,965)	(17,605)	(18,453)	(19,923)
Gain from discontinued operations	781	28	—	—	—

Net loss	$(10,591)	$(11,937)	$(17,605)	$(18,453)	$(19,923)

Net income ( loss) per share, basic and diluted:
Continuing operations	$(1.01)	$(0.84)	$(1.08)	$(.96)	$(.83)
Discontinued operations	.07	—	—	—	—

Basic and diluted net loss per common share	$(.94)	$(.84)	$(1.08)	$(.96)	$(.83)

Basic and diluted weighted average number of common shares outstanding	11,293,783	14,220,466	16,282,176	19,293,761	24,043,135

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:

Total current assets	$21,771	$21,328	$15,836	$30,338	$31,044

Total assets	22,476	22,108	16,620	32,127	33,589

Total current liabilities	1,162	1,336	1,530	1,811	1,686

Total liabilities	1,162	1,336	1,530	1,811	1,790

Accumulated deficit	(31,225)	(43,162)	(60,767)	(79,220)	(99,143)

Total stockholders’ equity	21,314	20,772	15,089	30,316	31,799

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2010 and the related notes appearing in Part II Item 8 of this report.
Overview
          We are a medical device company focused on the design and development of a non-invasive, point-of-care instrument to aid in the detection of early melanoma. Our principal product, MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. We currently do not have any commercialized products or any source of revenue. All of our historical revenues have come from activities and products that have since been discontinued.
          Unless otherwise indicated, the following discussion relates to our continuing operations.
          The MelaFind® Pre-Market Approval (“PMA”) application was submitted on June 9, 2009 and is under review at the U.S. Food and Drug Administration (“FDA”). A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted Expedited Review by the FDA.
     On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel. The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment.
          Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
          Also in 2010, the Company initiated steps toward being able to introduce the MelaFind® device commercially in Europe. The Company is actively planning representation, conducting market research activities and working with European regulatory agencies on achieving Conformite Europeenne (“CE”) marking of MelaFind®.
          Our revenue for the foreseeable future will depend on the approval of MelaFind® by the FDA and/or European regulatory agencies and the commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter based upon the results of the regulatory reviews.
          We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
          We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2010, we had an accumulated deficit of $99.1 million. We expect to continue to spend significant amounts on the PMA submission, FDA and European approval processes and, when approved, commercialization costs of MelaFind®.
          We believe that our cash and cash equivalents on hand as of December 31, 2010 will be sufficient to fund our anticipated level of operations for at least the ensuing twelve months. We will however need to raise additional funds in order to achieve significant commercialization of MelaFind® and generate significant revenues.

          Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.
          Our research and development expenses incurred for the year ended December 31, 2010 were related primarily to the development of MelaFind® and review of the MelaFind® PMA by the FDA. We expect to continue to incur additional research and development expenses relating to MelaFind® prior to its commercial launch in the U.S. and selected markets outside the U.S. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially, especially if the FDA requires additional clinical trials to support approval of MelaFind®.
          General and administrative expenses consist primarily of salaries and related human resources expenses, legal expenses, including litigation expenses and general corporate activities and costs associated with our efforts toward development of a commercial infrastructure to market and sell MelaFind®. We expect selling, general and administrative expenses to increase as we build our sales force and marketing capabilities to support placing MelaFind® in the U.S. and selected markets outside the U.S.
          At December 31, 2010, we had available income tax benefit from net operating loss carryforwards for federal income tax reporting purposes of approximately $39 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2030. The Company’s ability to utilize its net operating losses may be significantly limited due to changes in the Company’s ownership as defined by federal income tax regulations.
Critical Accounting Policies and Significant Judgments and Estimates
          Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our judgments related to accounting estimates. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition
          The Company has not received FDA or other regulatory approval for the sale of MelaFind® and has had no revenues from products since 2005 when it discontinued its DIFOTI operations.
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

Accrued Expenses
          As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of the actual cost. Examples of estimated accrued expenses include:
•	professional service fees;

•	contract clinical and regulatory related service fees;

•	fees paid to contract manufacturers in conjunction with the production of MelaFind® components or materials; and

•	fees paid to third party data collection organizations and investigators in conjunction with the clinical trials and FDA and other regulatory review..
          In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us and accrue for such costs in accordance with accounting principles generally accepted in the U.S. This is done as of each balance sheet date in our financial statements.
Results of Operations (in thousands)
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Research and Development Expense
          Research and development expense increased by $547 to $11,497 for the year ended December 31, 2010 from $10,950 for the year ended December 31, 2009. This was primarily attributable to increased costs at ASKION of $300 in R&D labor and $456 in product improvements offset by a $192 reduction of our clinical trial costs following completion of the pivotal trial related activities.
General and Administrative Expense
          General and administrative expense increased by $1,107 to $8,738 for the year ended December 31, 2010 from $7,631 for the year ending December 31, 2009. Significant to this overall G&A increase were increases of $293 in outsourced professional costs, $182 in supplies and other costs, $169 in facility costs, $130 in travel and conferences, and $333 in non-cash items including depreciation/amortization of $236 and share-based compensation of $97.
Interest (Income)/Expense
          Interest income for the year ended December 31, 2010 was $32 compared to $45 for the year ended December 31, 2009. The decrease reflected significantly lower interest rates available in 2010.
Other Income, net
          Other income for the year ended December 31, 2010 increased from the comparable period in 2009 by $197. In 2010 the Company received a R&D grant from the federal government for $245 offset by a reduction in other income from the L’Oreal Feasibility Study and provision of KaVo transitional services both of which concluded in 2009.
          In accordance with the terms of our DIFOTI sale and licensing agreement, KaVo will pay us an annual royalty based on the number of DIFOTI related systems sold per calendar year following commercial re-launch. As KaVo has not re-launched DIFOTI as of 2010 year end, the Company earned the minimum annual royalty of $20 in both 2010 and 2009. There was a gain of $9 on the disposal of fixed assets in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Research and Development Expense
          Research and development expense decreased by $1,558 to $10,950 for the year ended December 31, 2009 from $12,508 for the year ended December 31, 2008. This decrease was primarily attributable to a $1,952 reduction of our clinical trial costs following completion of the pivotal trial and a $779 reduction in our development costs as the MelaFind® design was finalized. Offsetting these decreases was increased spending of $946 in quality/regulatory associated with the PMA submission and FDA review process.
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
          Earnings from the provision of DIFOTI transitional services in accordance with the terms of our DIFOTI sale and license agreement with KaVo decreased by $26 in 2009 compared to 2008 as the services were only provided in the first half of 2009. In accordance with the terms of our DIFOTI sale and licensing agreement, KaVo will pay us an annual royalty based on the number of DIFOTI related systems sold per calendar year following commercial re-launch. The Company began earning the contractual minimum royalty in the second half of 2008. As KaVo has not re-launched DIFOTI as of year end 2009, the Company had royalty income of $20 in 2009 and $10 in 2008.
          Loss on the abandonment/disposal of fixed assets was $20 in 2009. In connection with the Company’s move to a new facility and the termination of existing leases at year end 2009, leasehold improvements with a net book value of $14 were abandoned and other fixed assets were disposed of during 2009 at an additional loss of $6.
Liquidity and Capital Resources (in thousands)
          From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2010, we had $30,521 in cash and cash equivalents as compared to $29,673 at December 31, 2009. The $848 increase in 2010 from 2009 reflects the $20,702 of net cash provided by 2010 financing activities offset by $18,820 of net cash used in operating activities and $1,034 of net cash used in investing activities. Our cash and cash equivalents at December 31, 2010 are liquid investments in cash with two commercial banks and money market accounts held in accounts that substantially exceed FDIC limits.
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
          On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share with a Black Scholes Fair Value of $678,000. The issuance of this warrant was deemed to be a cost of the offering.
          Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million and during 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to each of these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million in 2009 and $3.727 million in 2010. As of December 31, 2010, there were 1,095,315 shares of common stock remaining available for sale under the CEFF for a maximum of approximately $24.4 million, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of December 31, 2010, legal, accounting, and other costs associated with this agreement approximating $62,000 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
          In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010 (File No. 333-167113). On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the Common Stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15.2 million. This offering closed on July 6, 2010. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of December 31, 2010.
Cash Flows from Operating Activities
          Net cash used in operations was $18,820 for the year ended December 31, 2010. For the year ended December 31, 2009, the net cash used in operations was $17,303. For both periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
          Net cash used in our investing activities was $1,034 for the year ended December 31, 2010 principally relating to the purchase of fixed assets. For the year ended December 31, 2009 net cash provided by investing activities was $854 principally relating to the purchase of fixed assets offset by the sale of marketable securities.

Cash Flows from Financing Activities
          Net cash provided by financing activities was $20,702 for the year ended December 31, 2010 and reflects the net proceeds received from our financing arrangement with Kingsbridge Capital, net proceeds from our July 6, 2010 public offering of common stock and proceeds from the exercise of common stock options and warrants. For the year ended December 31, 2009, the net cash flows provided by financing activities was $32,760, which included the net proceeds received from our financing arrangement with Kingsbridge Capital, net proceeds from our July 22, 2009 registered direct offering of common stock, and proceeds from the exercise of common stock options and warrants.
Operating Capital and Capital Expenditure Requirements
          We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2010, we had an accumulated deficit of $99.1 million. To date, we have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® PMA approval process, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we successfully obtain PMA approval for and begin selling MelaFind®. In order to achieve significant commercialization of MelaFind, we will need to obtain additional funding. We believe that our current cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, whether or not we achieve commercial launch of MelaFind®. However, if our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the current global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.
          Because of the numerous risks and uncertainties associated with the development of medical devices such as MelaFind®and operating our Company, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current regulatory review process. Our future funding requirements will depend on many factors, including, but not limited to:
•	the schedule, costs, and results of our clinical trials;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the costs and timing of regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses; and

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

Contractual Obligations
          The following table summarizes our outstanding contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period:

		Contractual Obligations
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(Dollars in thousands)
Operating Leases	$2,598	$382	$849	$911	$456
Total	$2,598	$382	$849	$911	$456
          Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.
Related Party Transactions (in thousands)
Consulting Agreement with Breaux Castleman
          In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $99 in 2008, $24 in 2009, and $24 in 2010. This consulting agreement is terminable by either party on 30 days’ written notice.
Consulting Agreement with Marek Elbaum, Ph.D.
          Effective June 1, 2007, the Company entered into a an amended consulting agreement with Marek Elbaum, PhD, the Company’s former President and Chief Science and Technology Officer. In consideration of the services as Chief Scientist to be provided, Dr. Elbaum was paid a monthly fee of $9 through January 2009. Dr Elbaum’s contract was completed in January 2009.
Consulting Agreement with Robert Friedman, M.D.
          During June 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant and medical advisor to the Company’s Board of Directors. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $63 in 2008 and $43 in 2009. The Company did not incur any liability to Dr. Friedman in 2010.
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
          With the start of the pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $70 in 2008, $30 in 2009 and $30 in 2010.

Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2011, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the years ended December 31, 2009 and 2010, Ms. Egger was paid $71 and $60, respectively, under this agreement.
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
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about transfers between Level 1 and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk at December 31, 2010 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the nature of our accounts.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
MELA Sciences, Inc.
          We have audited the accompanying balance sheets of MELA Sciences, Inc. as of December 31, 2009 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MELA Sciences, Inc., as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011 expressed an unqualified opinion thereon.
/s/ EisnerAmper LLP
New York, New York
March 2, 2011

MELA SCIENCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$29,673,420	$30,520,812
Prepaid expenses and other current assets	664,962	523,672

Total Current Assets	30,338,382	31,044,484
Property and equipment, net	1,571,956	2,073,602
Patents and trademarks, net	83,008	71,108
Deferred financing costs	85,570	62,391
Other assets	48,000	337,705

Total Assets	$32,126,916	$33,589,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $6,921 as of December 31, 2009)	$1,187,201	$1,096,505
Accrued expenses	590,600	559,975
Other current liabilities	33,285	29,538

Total Current Liabilities	1,811,086	1,686,018
Long Term Liabilities:
Deferred rent	—	104,304

Total Long Term Liabilities	—	104,304

Total Liabilities	1,811,086	1,790,322

COMMITMENTS, CONTINGENCIES AND LITIGATION (Note 4)
Stockholders’ Equity:
Preferred stock — $0.10 par value; authorized 10,000,000 shares:
Issued and outstanding: none	—	—
Common stock — $0.001 par value; authorized 45,000,000 shares:
Issued and outstanding 22,354,317 and 25,262,538 shares at December 31, 2009 and 2010, respectively.	22,354	25,263
Additional paid-in capital	109,513,582	130,916,326
Accumulated deficit	(79,220,106)	(99,142,621)

Total Stockholders’ Equity	30,315,830	31,798,968

Total Liabilities and Stockholders’ Equity	$32,126,916	$33,589,290

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2008	2009	2010
Operating expenses:
Research and development	$12,507,959	$10,950,114	$11,496,634
General and administrative	5,766,238	7,631,251	8,738,203

Operating loss	(18,274,197)	(18,581,365)	(20,234,837)

Interest income	(467,587)	(45,259)	(31,582)
Other income, net	(201,579)	(83,262)	(280,740)

	(669,166)	(128,521)	(312,322)

Net loss	$(17,605,031)	$(18,452,844)	$(19,922,515)

Basic and diluted net loss per common share	$(1.08)	$(.96)	$(.83)

Basic and diluted weighted average number of common shares outstanding	16,282,176	19,293,761	24,043,135

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficiency)
Balance at January 1, 2008	15,401,882	$15,402	$63,930,689	$(12,136)	$(43,162,231)	$20,771,724

Exercise of options	141,823	141	73,234			73,375
Exercise of warrants	2,342	2	10,584			10,586
Issuance of shares of common stock in connection with a public offering(net of expenses)	2,088,451	2,089	10,970,695			10,972,784
Share-based compensation expense			860,751			860,751
Other comprehensive income				5,268		5,268
Net loss					(17,605,031)	(17,605,031)
Comprehensive loss (sub-total)						(17,599,763)

Balance at December 31, 2008	17,634,498	$17,634	$75,845,953	$(6,868)	$(60,767,262)	$15,089,457

Exercise of options	151,457	152	212,119			212,271
Exercise of warrants	324,290	324	2,174,775			2,175,099
Cashless exercise of warrants	19,131	19	(19)			—
Issuance of shares of common stock in connection with a public offering(net of expenses)	2,400,000	2,400	13,696,779			13,699,179
Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	1,824,941	1,825	16,757,222			16,759,047
Share-based compensation expense			826,753			826,753
Other comprehensive income				6,868		6,868
Net loss					(18,452,844)	(18,452,844)
Comprehensive loss (sub-total)						(18,445,976)

Balance at December 31, 2009	22,354,317	$22,354	$109,513,582	—	$(79,220,106)	$30,315,830

Exercise of options	12,944	13	33,075			33,088
Cashless exercise of options	16,262	16	(16)			—
Exercise of warrants	239,723	240	1,691,394			1,691,634
Cashless exercise of warrants	32,548	33	(33)			—
Issuance of shares of common stock in connection with a public offering(net of expenses)	2,200,000	2,200	15,231,471			15,233,671
Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	406,744	407	3,719,697			3,720,104
Share-based compensation expense			727,156			727,156
Net loss					(19,922,515)	(19,922,515)

Balance at December 31, 2010	25,262,538	$25,263	$130,916,326	—	$(99,142,621)	$31,798,968

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2008	2009	2010
Cash flows from operating activities:

Net loss	$(17,605,031)	$(18,452,844)	$(19,922,515)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	—	—	(8,811)
Loss on disposal/abandonment of fixed assets		20,186
Depreciation and amortization	308,977	314,352	552,860
Noncash compensation	860,751	826,753	727,156
Amortization of discount on marketable securities	519	—	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	35,942	(289,350)	141,290
Increase (decrease) in accounts payable and accrued expenses	223,924	311,179	(121,321)
Increase (decrease) in other current liabilities	8,662	5,819	(3,747)
Decrease (increase) in other assets	600	(2,724)	(289,705)
Increase in deferred rent			104,304
Decrease in deferred income	(38,861)	(36,085)	—

Net cash used in operating activities	(16,204,517)	(17,302,714)	(18,820,489)

Cash flows from investing activities:
Purchases of property and equipment	(313,020)	(1,251,211)	(1,044,079)
Sale of marketable securities	1,334,142	397,380	—
Proceeds from disposal of fixed assets	—	—	10,284

Net cash provided by (used in) investing activities	1,021,122	(853,831)	(1,033,795)

Cash flows from financing activities:
Net proceeds from private placements/public offering	10,972,784	13,699,179	15,233,671
Net proceeds from Committed Equity Financing Facility	—	16,673,477	3,743,283
Proceeds from exercise of stock options	73,375	212,271	33,088
Proceeds from exercise of stock warrants	10,586	2,175,099	1,691,634

Net cash provided by financing activities	11,056,745	32,760,026	20,701,676

Net (decrease) increase in cash and cash equivalents	(4,126,650)	14,603,481	847,392
Cash and cash equivalents at beginning of year	19,196,589	15,069,939	29,673,420

Cash and cash equivalents at end of year	$15,069,939	$29,673,420	$30,520,812

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss (gain) on marketable securities	$(5,268)	$(6,868)	$—
Amortization of deferred financing costs	—	$103,953	$23,179
The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.
Notes to Financial Statements
(In thousands, except for share and per share data)
1. Principal Business Activities and Summary of Significant Accounting Policies:
Organization and Business
          MELA Sciences, Inc., a Delaware corporation (the Company), is focused on the development of a non-invasive, point-of-care instrument (MelaFind®) to aid in the detection of early melanoma. The MelaFind® Pre-Market Approval (“PMA”) application was submitted on June 9, 2009 and is under review at the U.S. Food and Drug Administration (“FDA”). A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted expedited review by the FDA. The Company is actively working with the FDA during the review process.
          On November 18, 2010 the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel. The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendment.
          Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
          Also in 2010, the Company initiated steps toward being able to introduce the MelaFind® device commercially in Europe. The Company is actively planning representation , conducting market research activities and working with European regulatory agencies on achieving Conformite Europeenne (“CE”) marking of MelaFind®.
          To date, the Company has not generated any revenues from MelaFind®. All of our historical revenues have come from activities and products that have since been discontinued, including our DIFOTI product which we discontinued in 2005. Under an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”) to further develop and commercialize DIFOTI, KaVo pays us an annual royalty based on the number of DIFOTI related systems sold per calendar year. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum annual royalty in 2009 and 2010 as KaVo had not re-launched the product as of December 31, 2010.
          At December 31, 2010, the Company has an accumulated deficit of $99.1 million and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of the Melafind® device. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005, private placements in November 2006 and August 2007, registered direct offerings which closed August 2008 and July 2009, an underwritten public offering in July 2010, and the committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (refer to Note 6, “Stockholders’ Equity,” for further details). With the exception of the additional funds that will be needed in order to achieve significant commercialization of MelaFind®, the Company believes that its cash and cash equivalents on hand will permit the Company to fund its anticipated levels of operations for at least the next twelve months, whether or not we achieve commercial launch of MelaFind®. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.
Business Segments
          The Company’s operations are confined to one business segment: the design and development and commercialization of MelaFind®.

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
Revenue Recognition
          The Company has not received approval from the FDA nor any regulatory body outside of the U.S. for the sale of MelaFind® and has had no revenues from products other than from the sale of DIFOTI products which were discontinued in 2005.
Income Taxes
          The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes.
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
          With equity instruments that are not immediately vested compensation cost is measured on the date such instruments vest or a performance commitment is reached. Under this method of accounting, the Company estimates the total amount of deferred compensation when the grant is issued for the entire option value based on the Black-Scholes valuation model. Subsequently, the deferred compensation is adjusted each reporting period until vesting occurs and the charge is taken. Compensation attributable to non-vested options is not recorded until vesting occurs (see Note 7).
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

	Year Ended December 31,
	2008	2009	2010
Common stock options	2,069,080	2,031,023	2,132,879
Warrants	1,124,544	929,629	546,781

Total	3,193,624	2,960,652	2,679,660

Comprehensive loss
          Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the year ended December 31, 2008, comprehensive loss was $17,600 which includes a net loss of $17,605 and an unrealized gain on available-for-sale marketable securities of $5. For the year ended December 31, 2009, comprehensive loss was $18,446 which includes a net loss of $18,453 and an unrealized gain on available-for-sale marketable securities of $7, which offsets the unrealized loss of $7 at December 31, 2008. For the year ended December 31, 2010, comprehensive loss was equal to net loss as the Company did not hold any marketable securities in 2010.

Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires enhanced disclosures about transfers between Level 1 and Level 2 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. Except for the detailed Level 3 roll-forward disclosures, these new disclosures are effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements. The requirement to provide detailed disclosures about purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 Fair Value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.
2. Property and Equipment:
     Property and equipment, at cost, consists of the following:

	December 31,		Estimated
	2009	2010	Useful Life
Leasehold improvements	$519	$786	Lease Term
Laboratory and research equipment	936	975	3-5 years
Office furniture and equipment	1,061	1,774	3-5 years

	2,516	3,535
Accumulated depreciation and amortization	944	1,461

	$1,572	$2,074

          Depreciation expense amounted to approximately $286, $302 and $541 for the years ended December 31, 2008, 2009 and 2010, respectively.
3. Patents:
          Patents as shown in the accompanying balance sheets are net of accumulated amortization of $191 and $203 at December 31, 2009 and 2010, respectively. Amortization expense related to all patents was approximately $23, $12 and $12 for the years ended December 31, 2008, 2009 and 2010, respectively. Amortization expense of currently held patents is expected to amount to $12, $10, $4, $2 and $10 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.
4. Commitments, Contingencies and Litigation:
          The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. For the years ended December 31, the approximate aggregate minimum future payments due under this lease are as follows:

2011	$382
2012	410
2013	439
2014	455
2015	456
2016	456

$2,598

          Rent expense charged to operations amounted to approximately $320, $332 and $416 for the years ended December 31, 2008, 2009, and 2010, respectively.
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
          Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work was performed from 2006 through 2010 and is expected to continue on commercial MelaFind® units throughout 2011.

          The Company has an employment agreement with its President and Chief Executive Officer (“CEO”) which provides for a base salary, stock options, and discretionary performance bonuses. The agreement, which provides for automatic one year renewal terms, currently runs through the end of 2011.
          On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages.
          On December 10, 2010, a shareholder of the Company filed a derivative lawsuit against certain of its officers and directors in the Supreme Court of the State of New York, entitled Barry Jaffess v. Joseph V. Gulfo, Breaux Castleman, Sidney Braginsky, George C. Chryssis, Martin D. Cleary, Anne Egger, Charles Stiefel, Gerald Wagner, and Dan W. Lufkin, Index No. 50026/2010. Based primarily on the same factual allegations in the securities class action, the complaint alleges that defendants breached their fiduciary duties. On February 24, 2011, the parties filed a stipulation of discontinuance of the derivative action and entered into a tolling agreement, which may allow the plaintiff to re-file the suit under certain circumstances.
          The Company expects to incur expenses in defending these lawsuits.
          From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business and the outcome of these legal proceedings cannot be predicted.
          No provision has been made in the accompanying financial statements for any of the litigation matters described above.
5. Employee Benefit Plan:
          The Company has a SIMPLE IRA defined contribution plan covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $72, $103 and $114 for the years ended December 31, 2008, 2009 and 2010, respectively.
6. Stockholders’ Equity
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
          However, in no event is the Company obligated to make payments in excess of 10% of the aggregate purchase price of the common shares. The Company has concluded that it is unlikely that the Company would be required to remit any payments to its investors for failing to maintain its effectiveness. The Company’s resale registration statements on Form S-3 were declared effective by the Securities and Exchange Commission on February 12, 2007 and September 11, 2007, respectively.
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
          In addition, management utilized this shelf registration statement to raise additional equity capital by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.7 million approximate net proceeds to the Company) at a per share offering price of $6.25. The offering closed on July 22, 2009. Approximately $13.1 million remains available under the Company’s shelf registration statement as of December 31, 2010.
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
          Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million and during 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expense was allocated to each of these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million in 2009 and $3.727 million in 2010. As of December 31, 2010, there were 1,095,315 shares of common stock remaining available for sale under the CEFF for a maximum of approximately $24.4 million, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of December 31, 2010, legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.
          In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15.2 million. This offering closed on July 6, 2010. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of December 31, 2010.
          The Company will require additional funds to achieve significant commercialization of MelaFind®.

          As of December 31, 2010, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding.
7. Stock-Based Compensation and Warrants:
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
          Compensation expense recognized in the Statement of Operations during 2008, 2009 and 2010 for stock options and restricted stock awards amounted to $861, $827 and $727, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2009 and 2010 was $73, $212 and $33, respectively.
          The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Year Ended
	December 31, 2008	December 31, 2009	December 31, 2010
Expected life	5 years	5-10 years	5-10 years
Expected volatility	60%	60-66%	60-67%
Risk-free interest rate	1.67-3.86%	1.69-2.67%	2.26-3.56%
Dividend yield	0	0	0
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
          At December 31, 2010, stock options to purchase 2,132,879 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and are exercisable at various dates through 2020. The total number of options exercisable at December 31, 2008, 2009, and 2010 was 768,403, 893,585 and 942,916 respectively, with weighted average exercise prices of $4.30, $5.06 and $5.42, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2010 is $115.

          The status of the Company’s stock option plans during the periods indicated is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at January 1, 2008	1,812,084	$2.96	3.5
Granted	1,165,539	3.61	8.2
Exercised	(141,823)	0.52
Forfeited or expired	(766,720)	0.52

Outstanding at December 31, 2008	2,069,080	4.39	5.8

Granted	213,400	8.60	4.7
Exercised	(151,457)	1.40
Forfeited or expired	(100,000)	3.84

Outstanding at December 31, 2009	2,031,023	5.09	5.2

Granted	250,300	6.12	8.6
Exercised	(29,206)	3.92
Forfeited or expired	(119,238)	5.72

Outstanding at December 31,2010	2,132,879	5.19	5.4	$115

Vested and exercisable at December 31, 2010	942,916	5.42	3.2	115

          During the years ended December 31, 2008, 2009 and 2010 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.89, $4.82 and $4.26 respectively per share. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $664, $1,106 and $87, respectively. The requisite service periods for options granted during 2008, 2009 and 2010 for employees and consultants were four to five years and for options granted to directors the requisite service periods were one year.
          The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.00	48,952	1.9 years	1.00	48,952	1.00
$1.01-$4.50	1,146,652	6.9 years	3.83	371,364	3.88
$4.51-$11.11	937,275	7.1 years	7.07	522,600	6.93

$1.00-$11.11	2,132,879	5.2 years	$5.19	942,916	$5.42

          As of December 31, 2010, of the total 2,132,879 options outstanding 1,189,963 have not vested. Of this total unvested amount 908,813 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. There was $3,439 of total unrecognized compensation cost related to unvested options, of which approximately $2,053 will be recognized upon PMA approval, $818 upon achievement of other milestones and $568 upon completion of the requisite service period.
Warrants

Issued	2005	2006	2007	2009	Total
Outstanding at December 31, 2009	143,125	173,963	412,541	200,000	929,629

Exercised	(32,548)	(173,963)	(65,760)		(272,271)
Forfeited	(87,452)				(87,452)
Expired	(23,125)				(23,125)

Outstanding at December 31, 2010	—	—	346,781	200,000	546,781

          In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These five-year warrants contained a cashless exercise provision which was utilized in issuance of 32,548 shares and forfeiture of 87,452 warrants.
          As previously discussed in connection with the Company’s private placement in October 2006, the Company issued warrants to purchase up to 346,857 shares of the Company’s common stock at a price of $6.70 per share. According to the provisions of the warrant agreement, the Company called the outstanding balance of these warrants in 2010.
          As previously discussed in connection with the Company’s private placement in August 2007 the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At December 31, 2010, 346,781 of the 2007 warrants were outstanding. The warrants are exercisable for five years at a price of $8.00 per share.
          In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant, exercisable as of November 30, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. As of December 31, 2010, these warrants remain outstanding.
8. Related Party Agreements (see also Note 4):
          The Company has in place the following consulting agreements with related parties.
Consulting Agreement with Breaux Castleman
          In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $99 in 2008, $24 in 2009, and $24 in 2010. This consulting agreement is terminable by either party on 30 days’ written notice.
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
Consulting Agreement with Robert Friedman, M.D.
          During June 2005, the Company retained the services of Robert Friedman, M.D., for an initial term of one year as a consultant and medical advisor to the Company’s Board of Directors. In consideration for these services, Dr. Friedman will be paid at a rate of $5 per day. This consulting agreement is automatically renewed for successive one-year terms unless either party terminates the agreement at least 30 days prior to the expiration of the agreement. The amounts paid to Dr. Friedman amounted to $63 in 2008 and $43 in 2009. The Company did not incur any liability to Dr. Friedman in 2010.
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
          With the start of the pivotal clinical trial in January 2007, Dr. Wagner transitioned out of his role as acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner were $70 in 2008, $30 in 2009 and $30 in 2010.

Consulting Agreement with Anne Egger
          In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2011, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company made payments pursuant to this consulting agreement of $71 in 2009 and $60 in 2010.
9. Other Income (including gain on sale of discontinued operations):
          During March 2007, the Company entered into an agreement with L’Oreal to study the feasibility of using the Company’s novel multi-spectral imaging technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. Pursuant to the agreement, L’Oreal was responsible for all costs and expenses incurred in connection with the Feasibility Program, and reimbursed MELA Sciences for expenses incurred by EOS with respect to the Feasibility Program. The Feasibility Program was concluded during 2009.
          During the years ended December 31, 2008 and 2009, the Company earned $141 and $50 respectively, recorded as other income, to offset expenses incurred by MELA Sciences under the Feasibility Program with L’Oreal.
          In 2005, the Company discontinued all operations associated with its DIFOTI product. Under an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”) to further develop and commercialize DIFOTI, KaVo pays the Company an annual royalty based on the number of DIFOTI related systems sold per calendar year. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum annual royalty in 2009 and 2010 as KaVo had not re-launched the product as of December 31, 2010.
10. Income Taxes:
          The Company has incurred net losses since inception, accordingly, it has not provided for income taxes for the years ended December 31, 2008, 2009 and 2010.
          The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2008	2009	2010
Computed expected tax benefit	$(5,986)	$(6,274)	$(6,774)
State tax benefit, net of federal effect	(1,056)	(1,107)	(1,195)
Increase in the valuation allowance	7,042	7,381	7,969

Provision for income taxes	$—	$—	$—

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2010 are as follows:

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$13,289	$16,681
Capitalized research and developmental costs	16,019	20,389
Non-cash compensation	1,682	1,889

Total deferred tax assets	30,990	38,959
Less valuation allowance	(30,990)	(38,959)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2009 and 2010. The Company’s valuation allowance against its deferred tax assets increased by $7,042, $7,381 and $7,969 for the years ended December 31, 2008, 2009 and 2010, respectively.

          At December 31, 2010, the Company has net operating loss carryforwards of approximately $39 million to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company has conducted a study to determine the extent of the limitations. Based on the study, the Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future. However, any future equity raise by the Company may limit the use of these net operating loss carryforwards.
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
11. Quarterly Operating Results (Unaudited)
          The following is a summary of operating results by quarter for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Net loss	$(5,051)	$(4,591)	$(4,955)	$(5,326)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.20)	$(0.20)	$(0.21)

2009
Net loss	$(3,990)	$(3,835)	$(5,048)	$(5,580)
Basic and diluted net loss per share of common stock	$(0.23)	$(0.22)	$(0.26)	$(0.25)

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2010.
Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC, “internal control over financial reporting procedures” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.
EisnerAmper LLP, the independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2010. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MELA Sciences, Inc.
We have audited MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, MELA Sciences, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MELA Sciences, Inc. as of December 31, 2009 and December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/ EisnerAmper LLP
New York, New York
March 2, 2011

Change in internal control over financial reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
          The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.
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

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Second Amended and Restated Investor’s Rights Agreement dated as of October 26, 2004 by and among the Registrant and the parties listed therein.(3)

4.3	Form of Warrant.(7)

4.4	Form of Warrant.(13)

4.5	Warrant dated May 7, 2009 issued by Electro-Optical Sciences, Inc. to Kingsbridge Capital Limited (16)

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.8	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.9	Production Agreement between the Registrant and ASKION GmbH dated as of January 25, 2006.(4)

10.10*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC.(10)

10.11*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart.(5)

10.12	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006.(9)

10.13*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (9)

10.14	Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007.(11)

10.15	Fifth Amendment dated as of August 24, 2007, by and between the Registrant and Bridge Street Commercial, LLC, for office space located at 1 Bridge Street, Irvington, New York. (12)

Exhibit
Number	Exhibit Title
10.16	Common Stock Purchase Agreement dated as of May 27 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.(13)

10.17	Registration Rights Agreement dated as of May 7, 2009 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.(13)

10.18	Agreement of Lease, dated as of July 14, 2009, by and between Stanford Bridge LLC and Electro-Optical Sciences, Inc. (14)

10.19	Underwriter Agreement dated as of June 30, 2010 among MELA Sciences, Needham & Company, LLC and Leerink Swann LLC(15)

23.1#	Consent of EisnerAmper LLP

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006. Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 2, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2009.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2010

#	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.
By:	/s/ Joseph V. Gulfo, M.D.
Joseph V. Gulfo, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 3, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2011

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ Breaux Castleman	Chairman of the Board of Directors	March 3, 2011

Breaux Castleman

/s/ Sidney Braginsky	Director	March 3, 2011

Sidney Braginsky

/s/ George C. Chryssis	Director	March 3, 2011

George C. Chryssis

/s/ Martin D. Cleary	Director	March 3, 2011

Martin D. Cleary

/s/ Anne Egger	Director	March 3, 2011

Anne Egger

/s/ Gerald Wagner, PhD.	Director	March 3, 2011

Gerald Wagner, PhD.