Form 10-Q
period 2011-06-30
MELA SCIENCES, INC. /NY
filed 2011-08-05
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐    No ☑
As of July 29, 2011: 25,262,538 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	2

Condensed Statements of Operations (unaudited) for the three and six month periods ended June 30, 2011 and 2010	3

Condensed Statements of Cash Flows (unaudited) for the six month period ended June 30, 2011 and 2010	4

Notes to Condensed Financial Statements (unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 1A. Risk Factors	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3. Defaults Upon Senior Securities	23

ITEM 4. [Reserved]	23

ITEM 5. Other Information	23

ITEM 6. Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MELA SCIENCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$20,942,709	$30,520,812
Prepaid expenses and other current assets	934,029	523,672

Total Current Assets	21,876,738	31,044,484
Property and equipment, net	1,826,578	2,073,602
Patents and trademarks, net	65,158	71,108
Deferred financing costs	62,391	62,391
Other assets	337,705	337,705

Total Assets	$24,168,570	$33,589,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$645,643	$1,096,505
Accrued expenses (includes related parties of $34,000 as of June 30, 2011)	591,312	559,975
Other current liabilities	28,891	29,538

Total Current Liabilities	1,265,846	1,686,018

Long Term Liabilities:
Deferred rent	121,260	104,304

Total Long Term Liabilities	121,260	104,304

Total Liabilities	1,387,106	1,790,322

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 6)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 25,262,538 shares at June 30, 2011 and December 31, 2010	25,263	25,263
Additional paid-in capital	131,650,548	130,916,326
Accumulated deficit	(108,894,347)	(99,142,621)

Total Stockholders’ Equity	22,781,464	31,798,968

Total Liabilities and Stockholders’ Equity	$24,168,570	$33,589,290

*	Derived from the audited balance sheet as of December 31, 2010
See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating expenses:
Research and development	$2,620,554	$2,552,689	$5,196,682	$5,339,759
General and administrative	2,208,059	2,048,157	4,601,179	4,319,322

Operating loss	(4,828,613)	(4,600,846)	(9,797,861)	(9,659,081)
Interest income	13,934	3,009	34,465	3,961
Other income, net	5,022	4,999	11,670	12,497
Gain on sale of fixed assets	—	1,500	—	27

Net loss	$(4,809,657)	$(4,591,338)	$(9,751,726)	$(9,642,596)

Basic and diluted net loss per common share	$(0.19)	$(0.20)	$(0.39)	$(0.42)

Basic and diluted weighted average number of common shares outstanding	25,262,538	23,028,854	25,262,538	22,886,964

See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,751,726)	$(9,642,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,785	253,492
Noncash compensation	734,222	366,382
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(410,357)	322,685
Decrease in accounts payable and accrued expenses	(419,525)	(124,669)
Increase in other assets	—	(273,220)
Increase in deferred rent	16,956	52,152
Decrease in other current liabilities	(647)	(8,484)

Net cash used in operating activities	(9,547,292)	(9,054,258)

Cash flows from investing activities:
Purchases of property and equipment	(30,811)	(637,014)
Proceeds from sale of fixed assets	—	1,473

Net cash used in investing activities	(30,811)	(635,541)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	26,070
Proceeds from exercise of stock warrants	—	1,691,633
Expenses related to public offering	—	(130,086)
Proceeds from Committed Equity Financing Facility	—	3,750,000
Expenses related to Committed Equity Financing Facility	—	(6,717)

Net cash provided by financing activities	—	5,330,900

Net decrease in cash and cash equivalents	(9,578,103)	(4,358,899)
Cash and cash equivalents at beginning of period	30,520,812	29,673,420

Cash and cash equivalents at end of period	$20,942,709	$25,314,521

Supplemental Schedule of Non-cash Investing and Financing Activities
Deferred financing costs charged to additional paid-in capital	$—	$23,179

See accompanying notes to the financial statements

MELA SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
MELA Sciences, Inc., a Delaware corporation (the “Company”), is a medical device company focused on the design, development and commercialization of a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of early melanoma. The Company’s flagship product, MelaFind®, features a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.
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
On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”). The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. Also, on May 12, 2011, the Company submitted a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendments. On May 9, 2011, the Company filed a Citizen’s Petition with the FDA requesting the Commissioner of the FDA to enforce the binding Protocol Agreement, as well as FDA laws and regulations, in completing the review of the MelaFind® PMA.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
Also, in the first six months of 2011, the Company continued the process, initiated in 2010, toward being able to introduce the MelaFind® device commercially in Europe. The Company is actively planning representation, conducting market research activities and working with European regulatory agencies on achieving Conformite Europeenne (“CE”) marking of MelaFind®.
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
As of June 30, 2011, the Company’s total of cash and cash equivalents was approximately $20.9 million. Management believes that this cash balance will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. However, the Company will require additional funds to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
None
4. NET LOSS PER COMMON SHARE
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

	June 30,
	2011	2010
Common stock options	2,107,429	2,164,598
Common stock warrants	546,781	614,906

Total	2,654,210	2,779,504

5. STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (“2005 Plan”), under which the Board of Directors may currently grant incentives to employees, consultants, directors, officers and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has one other stock-based compensation plan pursuant to which stock options are outstanding but from which no new grants may be made.
Stock awards under the Company’s stock option plans have been granted at prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Plan are generally time-based or performance-based, and vesting varies accordingly. Options under this plan expire in up to a maximum of ten years from the date of grant.
The compensation expense recognized in the Statement of Operations in the second quarter of 2011 and 2010 for stock options amounted to $564 (of which $13 relates to performance milestones) and $184 (of which $6 relates to performance milestones), respectively. For the six months ended June 30, 2011 and 2010, compensation expense for stock options amounted to $734 (of which $28 relates to performance milestones) and $366 (of which $11 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three month periods ended June 30, 2011 and 2010 were $0 and $20, respectively, and for the six month periods ended June 30, 2011 and 2010 were $0 and $1,717 respectively.
The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Six Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2010
Expected life	6.5 years	5-10 years
Expected volatility	70.54-76.32%	61%
Risk-free interest rate	2.47-3.34%	2.26-3.56%
Dividend yield	0%	0%
The expected life of the options is based upon the expected time to full-vesting and term of the options. The expected volatility assumptions are determined based upon the historical volatility of the Company’s daily closing stock price. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
At June 30, 2011, stock options to purchase 2,107,429 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2021.

During the three months and six months ended June 30, 2011, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.18 and $2.20, respectively. For the three month and six month periods ended June 30, 2010, the weighted average fair value of options granted was $4.61 and $4.68, respectively. For the three month and six month periods ended June 30, 2011 no options were exercised and for the three months and six months ended June 30, 2010 the total intrinsic value of options exercised was $11 and $18, respectively.
The status of the Company’s stock option plans at June 30, 2011 is summarized in the following:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2010	2,132,879	$5.19	5.4
Granted	439,800	3.27	9.8
Exercised	—
Forfeited or expired	(465,250)	6.59	—

Outstanding at June 30, 2011	2,107,429	$4.48	6.6	$66

Vested and exercisable at June 30, 2011	850,791	$4.53	5.6	$66

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.01-$1.00	48,952	1.4 years	$1.00	48,952	$1.00
$1.01-$4.50	1,578,952	7.4 years	$3.68	591,789	$3.70
$4.51-$11.11	479,525	4.5 years	$7.48	210,050	$7.71

$.01-$11.11	2,107,429	6.6 years	$4.48	850,791	$4.53

As of June 30, 2011, of the total 2,107,429 options outstanding, 1,256,638 have not vested. Of this total unvested amount, 931,813 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.9 years
As of June 30, 2011, of the $3,186 total unrecognized compensation cost related to unvested options, $2,708 is to be recognized over a period to be determined by performance-based milestones, and $478 is to be recognized over the requisite service period through 2015.
As of June 30 2011, there were 1,648,639 shares available for future grants under the Company’s 2005 Plan.

6. COMMITMENTS, CONTINGENCIES AND LITIGATION
The Company is obligated under a non-cancelable operating lease for office, lab, and assembly space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease at June 30, 2011 are as follows:

2011 Remaining six months	$191
2012	410
2013	439
2014	456
2015	455
2016	456

$2,407

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease.
ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, is an integral member of the MelaFind® development team and the Company expects to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other additional developmental activities under production and R&D contracts.
The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units used in the Company’s pivotal clinical trials and additional units being manufactured. This work is expected to continue for MelaFind® units through 2012.
In April, 2011, the Company entered into a “Last Time Buy” supply agreement with Arrow Electronics, Inc. (“Arrow”), a distributor for ON Semiconductors (“ON”), pursuant to which the Company agreed to purchase complementary metal—oxide—semiconductor (“CMOS”) sensors. The CMOS sensor is a critical part of the Company’s MelaFind® system. A downpayment of $500 was made on this purchase during the three months ended June 30, 2011. The Company believes that these CMOS sensors will be sufficient to meet the Company’s needs until an alternative is found.
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2011.
On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, Defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss is due on September 15, 2011.

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

In June 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company). In addition, in July 2009, management completed a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remained available under the Company’s 2008 shelf registration statement as of June 30, 2011; however, the shelf registration statement subsequently expired on July 7, 2011.
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
The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the six months ended June 30, 2011. Under the CEFF, during the six month period ending June 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million.
As of June 30, 2011, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. Legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement that closed on July 6, 2010. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses, net proceeds were approximately $15.2 million. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of June 30, 2011.
As of June 30, 2011, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 25,262,538 shares issued and outstanding; and 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding.

8. WARRANTS
The status of the Company’s warrants at June 30, 2011 is summarized as follows:

	2007	2009	Total
Outstanding at December 31, 2010	346,781	200,000	546,781

Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at June 30, 2011	346,781	200,000	546,781

As previously discussed in connection with the Company’s private placement in August 2007 the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At June 30, 2011, 346,781 of the 2007 warrants were outstanding. The 2007 outstanding warrants are exercisable for five years at a price of $8.00 per share.
In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. This 200,000 share warrant is outstanding at June 30, 2011.
No warrants were exercised during the three and six month periods ended June 30, 2011 and the three month period ended June 30, 2010. During the six months ended June 30, 2010, warrants for the purchase of 263,549 shares of the Company’s common stock were exercised for total proceeds of approximately $1.7 million.
9. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company incurred and paid, pursuant to this consulting agreement, $6 in each of the three month periods ended June 30, 2011 and 2010 and $12 in each of the six month periods ended June 30, 2011 and 2010. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
Consulting Agreement with Gerald Wagner, Ph.D
In January 2007, Dr. Wagner, Ph.D., a member of the Company’s Board of Directors, transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 in each of the three month periods ended June 30, 2011 and 2010 and $15 in each of the six month periods ended June 30, 2011 and 2010.

Consulting Agreement with Anne Egger
In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2011, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company incurred consulting costs pursuant to this agreement of $0 and $12 in the three month periods ended June 30, 2011 and June 30, 2010, respectively. The Company incurred consulting costs pursuant to this agreement of $6 and $35 in the six month periods ended June 30, 2011 and June 30, 2010, respectively
10. OTHER INCOME
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Since July 2008, KaVo has been required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. For the three and six months ended June 30, 2011, the Company earned royalty income of $5 and $10, respectively. For the three and six months ended June 30, 2010, the Company was paid royalty income of $5 and $10, respectively.
11. COMPREHENSIVE LOSS
For the three and six month periods ended June 30, 2011 and 2010 respectively, the Company’s comprehensive loss equalled net loss.
12. SUBSEQUENT EVENTS
None

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
This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate”, “assuming”, “expect”, “intend”, “plan”, “will”, “may”, “should”, “estimate”, “predict”, “potential”, “continue”, “contemplate” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include whether the data from our pre-clinical studies and clinical trials is sufficient to support regulatory approval of Melafind®, whether we are required to provide the FDA with additional data or perform additional testing on MelaFind® or, even if we do receive regulatory approval, whether any such approval is for the indications we seek. Additional factors include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.
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
We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of June 30, 2011, we had an accumulated deficit of $108.9 million. We expect to continue to spend significant amounts on the development of MelaFind®.
The MelaFind® Pre-Market Approval (“PMA”) application was submitted in June 2009 and is under review at the U.S. Food and Drug Administration (“FDA”). A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a Protocol Agreement. In addition, the MelaFind® PMA has been granted expedited review by the FDA.

On November 18, 2010, the Company’s PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”). The Panel voted favorably on all three questions instructed by the FDA. The FDA advisory Panel vote is non-binding on the FDA. In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. Also, on May 12, 2011, the Company submitted a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting. The Company has requested a meeting with the FDA to review the Panel outcome as well as the Company’s PMA and PMA amendments. On May 9, 2011, the Company filed a Citizen’s Petition with the FDA requesting the Commissioner of the FDA to enforce the binding Protocol Agreement, as well as FDA laws and regulations, in completing the review of the MelaFind® PMA.
Upon obtaining approval from the FDA, we plan to launch MelaFind® commercially in the United States.
Also, in the first six months of 2011, the Company continued the process, initiated in 2010, toward being able to introduce the MelaFind® device commercially in Europe. The Company is actively planning representation, conducting market research activities and working with European regulatory agencies on achieving Conformite Europeenne (“CE”) marking of MelaFind®.
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
Liquidity and Capital Resources (in thousands)
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company), and in July 2009 by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). Approximately $13.1 million remained available under the Company’s 2008 shelf registration statement as of June 30, 2011; however, the shelf registration statement subsequently expired on July 7, 2011.
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
The Company did not sell any stock to Kingsbridge under the CEFF in the six months ended June 30, 2011. Under the CEFF, during the six month period ended June 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million.

In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement that closed on July 6, 2010. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses, net proceeds were approximately $15.2 million. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of June 30, 2011.
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
As of June 30, 2011, the Company’s total of cash and cash equivalents was approximately $20.9 million. Management believes that this cash balance will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. However, the Company will require additional funds to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
Our cash and cash equivalents at June 30, 2011 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities
Net cash used in operations was $9,547 for the six months ended June 30, 2011. For the corresponding period in 2010, net cash used in operations was $9,054. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the six months ended June 30, 2011, there was $31 net cash used in our investing activities for the purchase of fixed assets. For the corresponding period in 2010, $636 net cash was used in our investing activities, for the purchase of fixed assets.
Cash Flows from Financing Activities
For the six months ended June 30, 2011, no net cash was provided by or used in our financing activities. For the six months ended June 30, 2010, net cash provided by our financing activities was $5,331, representing proceeds from the Committed Equity Financing Facility, as well as the exercise of options and warrants.

Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2011, we had an accumulated deficit of $108.9 million. We have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we pursue the regulatory approvals for MelaFind®, continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the potential commercial launch of MelaFind®. We do not expect to generate significant product revenue until we are successful in obtaining PMA approval and/or CE Marking for MelaFind®.
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

Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of June 30, 2011, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,407	$396	$872	$911	$228
Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of space expires in December 2016.
Results of Operations (in thousands)
Through the first six months of 2011, the Company actively supported the FDA’s PMA review process, continued to develop procedures and equipment to allow for the efficient manufacture of MelaFind®, intensified pre-commercialization activities in preparation for product launch and continued its efforts to achieve CE marking of MelaFind® in Europe.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall increase of $68 or 3% in the three months ended June 30, 2011, as compared to the corresponding three month period a year earlier. Within R&D non-cash compensation associated with stock option grants increased $210, with the balance of R&D spending decreasing $142. The decrease was primarily in US research and development expenses with decreases of $113 in consulting and design subcontracting and $27 in product improvement.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $160 or 8% for the three months ended June 30, 2011, as compared to the corresponding three month period a year earlier. Non-cash compensation associated with stock option grants increased by $170 in 2011 compared to 2010, with the balance of G&A spending decreasing $10. Decreased costs experienced within G&A include a $92 decrease in salaries and benefits, $66 decrease in marketing consulting costs, a $32 decrease in travel and living expenditures and facility costs which were lower by $63. Corporate consulting and legal fees increased by $257 from the 2010 level reflecting activity associated with the continued review of the MelaFind® PMA application along with work associated with legal actions brought against certain officers and directors of the Company.
Interest Income
Interest income for the three months ended June 30, 2011 increased to $14 from $3 in the comparable period of 2010. Interest income increased as a reflection of the improvement in interest rates obtained on our cash balances.
Other Income
Other income remained essentially the same in 2011 from a year earlier.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Research and Development Expense
Research and development expenses experienced an overall decrease of $143 or 3% in the six months ended June 30, 2011, as compared to the corresponding six month period a year earlier. Within R&D, non-cash compensation associated with stock option grants increased $262, with the balance of R&D spending decreasing $405. The decrease was primarily in US research and development with a $280 decrease in consulting and design subcontracting and a $117 decrease in product improvement. Development costs at Askion decreased $109 and overall salaries and benefits within R&D increased by$104.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $282 or 7% for the six months ended June 30, 2011, as compared to the corresponding six month period a year earlier. Non-cash compensation associated with stock option grants increased by $106 in 2011 compared to 2010, with the balance of G&A spending increasing $176. Corporate consulting and legal fees increased by $628 from the 2010 level reflecting activity associated with the continued review of the MelaFind® PMA application along with work associated with legal actions brought against certain officers and directors of the Company. Decreased costs experienced within G&A include a $68 decrease in salaries and benefits, $248 decrease in marketing consulting, a $112 decrease in office supplies, and facility costs which were lower by $29.
Interest Income
Interest income for the six months ended June 30, 2011 increased to $34 from $4 in the comparable period of 2010. Interest income increased as a reflection of the improvement in interest rates obtained on our cash balances.
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
Accrued Expenses
As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of the actual cost. Examples of estimated accrued expenses include:
•	professional service fees;

•	contract clinical service fees;

•	fees paid to contract manufacturers in conjunction with the production of clinical components or materials; and

•	fees paid to third party data collection organizations and investigators in conjunction with clinical trials.
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
None
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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, Defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss is due on September 15, 2011.
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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2010. In addition, the following risk factors have materially changed during the six months ended June 30, 2011:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the six months ended June 30, 2011 was approximately $9.8 million and as of June 30, 2011, we had an accumulated deficit of approximately $108.9 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. Upon receiving PMA approval for MelaFind® from the FDA, we expect to incur significant sales, marketing, and manufacturing expenses, which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We may be unable to complete the development and commence commercialization of MelaFind® or other products without additional funding, and we will not be able to achieve significant commercialization without additional funding.
As of June 30, 2011 we had $20.9 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last nine years. We expect to continue to spend substantial amounts on research and development. We will need additional funds to fully commercialize MelaFind®, including development of a direct sales force and expansion of manufacturing capacity. We expect that our cash used by operations will increase significantly in each of the next several years, and should we encounter any material delays or impediments, we may need additional funds to complete the development of MelaFind® , commence commercialization,and achieve significant commercialization of MelaFind®. Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:

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
None
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Reserved]
Item 5. Other Information
     (a) Not applicable
     (b) Not applicable

Item 6. Exhibits

Exhibit
Number	Exhibit Title

10.1#	Supply Agreement with Arrow Electronics, Inc., April 8, 2011*

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.
By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 5, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Supply Agreement with Arrow Electronics, Inc., April 8, 2011.*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.