Form 10-Q
period 2011-09-30
MELA SCIENCES, INC. /NY
filed 2011-11-04
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐            No ☑
As of October 31, 2011: 25,262,538 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$16,999,279	$30,520,812
Prepaid expenses and other current assets	859,708	523,672

Total Current Assets	17,858,987	31,044,484
Property and equipment, net	1,725,615	2,073,602
Patents and trademarks, net	62,183	71,108
Deferred financing costs	62,391	62,391
Other assets	586,498	337,705

Total Assets	$20,295,674	$33,589,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$629,996	$1,096,505
Accrued expenses (includes related parties of $3,755 as of September 30, 2011)	659,842	559,975
Other current liabilities	28,250	29,538

Total Current Liabilities	1,318,088	1,686,018

Long Term Liabilities:
Deferred rent	129,738	104,304

Total Long Term Liabilities	129,738	104,304

Total Liabilities	1,447,826	1,790,322

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 6)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 25,262,538 shares at September 30, 2011 and December 31, 2010	25,263	25,263
Additional paid-in capital	133,827,586	130,916,326
Accumulated deficit	(115,005,001)	(99,142,621)

Total Stockholders’ Equity	18,847,848	31,798,968

Total Liabilities and Stockholders’ Equity	$20,295,674	$33,589,290

*	Derived from the audited balance sheet as of December 31, 2010
See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating expenses:
Research and development	$2,437,811	$2,936,671	$7,634,493	$8,276,430
General and administrative	3,689,991	2,033,172	8,291,170	6,352,492

Operating loss	(6,127,802)	(4,969,843)	(15,925,663)	(14,628,922)
Interest income	10,729	9,741	45,194	13,702
Other income, net	6,419	4,998	18,089	17,521

Net loss	$(6,110,654)	$(4,955,104)	$(15,862,380)	$(14,597,699)

Basic and diluted net loss per common share	$(0.24)	$(0.20)	$(0.63)	$(0.62)

Basic and diluted weighted average number of common shares outstanding	25,262,538	25,110,970	25,262,538	23,636,446

See accompanying notes to the financial statements

MELA SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,862,380)	$(14,597,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415,592	396,878
Noncash compensation	2,911,260	562,799
Gain on disposal of fixed assets		(27)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(336,036)	271,806
Decrease in accounts payable and accrued expenses	(366,642)	(1,799)
Increase in other assets	(248,793)	(289,705)
Increase in deferred rent	25,434	78,228
Decrease in other current liabilities	(1,288)	(3,559)

Net cash used in operating activities	(13,462,853)	(13,583,078)

Cash flows from investing activities:
Purchases of property and equipment	(58,680)	(1,052,835)
Proceeds from sale of fixed assets	—	1,500

Net cash used in investing activities	(58,680)	(1,051,335)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	26,070
Proceeds from exercise of stock warrants		1,691,633
Proceeds from public offering		16,500,000
Expenses related to public offering	—	(1,244,329)
Proceeds from Committed Equity Financing Facility	—	3,750,000
Expenses related to Committed Equity Financing Facility	—	(6,717)

Net cash provided by financing activities	—	20,716,657

Net (decrease) increase in cash and cash equivalents	(13,521,533)	6,082,244
Cash and cash equivalents at beginning of period	30,520,812	29,673,420

Cash and cash equivalents at end of period	$16,999,279	$35,755,664

Supplemental Schedule of Non-cash Investing and Financing Activities
Deferred financing costs charged to additional paid-in capital	$—	$23,179

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
On November 1, 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) of the Company’s MelaFind® Pre-Market Approval (“PMA”) application.
The MelaFind® PMA was submitted to the FDA in June 2009, and had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement; all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”) in November of 2010. The Panel voted favorably on all three questions posed by the FDA.
In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. In May 2011, the Company filed a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting. Also in May 2011, the Company submitted a Citizen’s Petition to the FDA requesting that the Commissioner of the FDA enforce the binding Protocol Agreement, as well as FDA laws and regulations, in completing the review of the MelaFind® PMA.
The Company received an Approvable Letter from the FDA for the MelaFind® PMA application on September 22, 2011. Subsequent to September 30, 2011, the Company received an Approval Letter from the FDA on November 1, 2011 approving the MelaFind® PMA application. Based upon receipt of FDA approval of the MelaFind® PMA application, the Company withdrew its Citizen’s Petition filed with the FDA in May 2011.
With FDA approval received, the Company plans to launch MelaFind® commercially in the United States during the first quarter of 2012.
In August of 2011, the Company received the International Organization for Standardization (“ISO”) 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. On September 6, 2011, the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®. With CE Mark approval, the Company has the ability to market MelaFind® to dermatologists across the European Union and in certain other countries.
The Company plans to launch MelaFind® commercially in Germany during the first quarter of 2012.
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
As of September 30, 2011, the Company’s total of cash and cash equivalents was approximately $17.0 million. Management believes that with FDA and CE Mark approval this cash balance will be sufficient to fund the Company’s controlled launches in the northeast U.S. and Germany and the anticipated level of operations for at least the next twelve months. However, the Company will require additional funds to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
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
With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, the Company deemed it probable that it would subsequently receive PMA approval from the FDA for the MelaFind® PMA application. Accordingly, $1,889 in non-cash compensation expense was recorded as of September 30, 2011 representing options on which the performance vesting milestone is related to FDA approval. Those options remain as unvested on all option tables in this report on Form 10-Q, as vesting took place at the time approval was received.

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

	September 30,
	2011	2010
Common stock options	2,126,804	2,171,273
Common stock warrants	546,781	614,906

Total	2,673,585	2,786,179

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
The non-cash compensation expense recognized in the Statement of Operations in the third quarter of 2011 and 2010 for stock options amounted to $2,177 (of which $2,031 relates to performance milestones) and $197 (of which $12 relates to performance milestones), respectively. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed by the Company to be probable and $1,889 in non-cash compensation expense was recorded in the third quarter of 2011 for options which related to the FDA approval milestone.
For the nine months ended September 2011 and 2010, non-cash compensation expense recognized in the Statement of Operations for stock options amounted to $2,911 (of which $2,059 relates to performance milestones) and $563 (of which $23 relates to performance milestones), respectively. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed by the Company to be probable and $1,889 in non-cash compensation expense was recorded for the nine months ended September 30, 2011 for options which related to the FDA approval milestone.
There was no cash received from options and warrants exercised under all share-based payment arrangements for the three month periods ended September 30, 2011 and 2010, nor for the nine month period ended September 30, 2011. Cash received from options and warrants exercised under all share-based payment arrangements for the nine months ended September 30, 2010 was $1,718.
The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Nine Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2010
Expected life	6.5 years	5-10 years
Expected volatility	70.54-76.32%	61-67%
Risk-free interest rate	1.38-3.34%	2.26-3.56%
Dividend yield	0%	0%
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
At September 30, 2011, stock options to purchase 2,126,804 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2021.
During the three months and nine months ended September 30, 2011, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $1.61 and $2.14, respectively. For the three month and nine month periods ended September 30, 2010, the weighted average fair value of options granted was $5.03 and $4.73, respectively. For the three month and nine month periods ended September 30, 2011 and for the three months ended September 30, 2010 no options were exercised. For the nine months ended September 30, 2010 the total intrinsic value of options exercised was $18.
The status of the Company’s stock option plans at September 30, 2011 is summarized in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2010	2,132,879	$5.19	5.4
Granted	496,050	3.18	9.6
Exercised	—
Forfeited or expired	(502,125)	6.59	—

Outstanding at September 30, 2011	2,126,804	$4.39	6.5	$1,473

Vested and exercisable at September 30, 2011	874,041	$4.48	5.6	$644

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.00	48,952	1.2 years	$1.00	48,952	$1.00
$1.01-$4.50	1,635,202	7.2 years	$3.63	620,539	$3.67
$4.51-$11.11	442,650	4.5 years	$7.56	204,550	$7.79

$.01-$11.11	2,126,804	6.5 years	$4.39	874,041	$4.48

As of September 30, 2011, of the total 2,126,804 options outstanding, 1,252,763 have not vested. Of this total unvested amount, 914,438 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.9 years
As of September 30, 2011, of the $1,046 total unrecognized non-cash compensation cost related to unvested options, $661 is to be recognized over a period to be determined by performance-based milestones, and $385 is to be recognized over the requisite service period through 2015.
As of September 30, 2011, there were 1,629,264 shares available for future grants under the Company’s 2005 Plan.

6. COMMITMENTS, CONTINGENCIES AND LITIGATION
The Company is obligated under a non-cancelable operating lease for office, lab, and assembly space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease at September 30, 2011 are as follows:

2011 Remaining three months	$95
2012	410
2013	439
2014	456
2015	455
2016	456

$2,311

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease.
ASKION GmbH (“ASKION”), located in Gera, Germany, which specializes in precision optics, is an integral member of the MelaFind® development team and the Company expects to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held imaging devices used in our pivotal clinical trials and is currently building additional units and performing other developmental activities under production and R&D contracts.
The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units used in the Company’s pivotal clinical trials and additional units being manufactured. This work is expected to continue for MelaFind® units through 2012.
In April, 2011, the Company entered into a “Last Time Buy” supply agreement with Arrow Electronics, Inc. (“Arrow”), a distributor for ON Semiconductors (“ON”), pursuant to which the Company agreed to purchase complementary metal-oxide-semiconductor (“CMOS”) sensors. The CMOS sensor is a critical part of the Company’s MelaFind® system. The Company believes that these CMOS sensors will be sufficient to meet the Company’s needs until an alternative is found.
The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2011.
On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendents filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which Plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date.

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
In June 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of $11.9 million ($11 million approximate net proceeds to the Company). In addition, in July 2009, management completed a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). The shelf registration statement expired on July 7, 2011.
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
The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the nine months ended September 30, 2011. Under the CEFF, during the nine month period ending September 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million.
As of September 30, 2011, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. Legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement that closed on July 6, 2010. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses, net proceeds were approximately $15.2 million. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of September 30, 2011.
As of September 30, 2011, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 25,262,538 shares issued and outstanding; and 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding.
8. WARRANTS
The status of the Company’s warrants at September 30, 2011 is summarized as follows:

	2007	2009	Total
Outstanding at December 31, 2010	346,781	200,000	546,781
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding at September 30, 2011	346,781	200,000	546,781

As previously discussed in connection with the Company’s private placement in August 2007 the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At September 30, 2011, there were 346,781 of the 2007 warrants outstanding. The 2007 outstanding warrants are exercisable for five years at a price of $8.00 per share.

In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. This 200,000 share warrant is outstanding at September 30, 2011.
No warrants were exercised during the three and nine month periods ended September 30, 2011 and the three month period ended September 30, 2010. During the nine months ended September 30, 2010, warrants for the purchase of 263,549 shares of the Company’s common stock were exercised for total proceeds of approximately $1.7 million.
9. RELATED PARTY CONSULTING AGREEMENTS
The Company has in place the following consulting agreements with related parties:
Consulting Agreement with Breaux Castleman
In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind®, and the Company’s business and financial strategy. Under this agreement, Mr. Castleman receives compensation for each month of services rendered. The Company incurred and paid, pursuant to this consulting agreement, $6 in each of the three month periods ended September 30, 2011 and 2010 and $18 in each of the nine month periods ended September 30, 2011 and 2010. This consulting agreement is terminable by either party by providing thirty days’ prior written notice.
Consulting Agreement with Gerald Wagner, Ph.D
In January 2007, Dr. Wagner, Ph.D., a member of the Company’s Board of Directors, transitioned out of his role as the Company’s acting Chief Operating Officer and entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company incurred consulting costs pursuant to this agreement of $7.5 in each of the three month periods ended September 30, 2011 and 2010 and $22.5 in each of the nine month periods ended September 30, 2011 and 2010.
Consulting Agreement with Anne Egger
     In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2012, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. The Company incurred consulting costs pursuant to this agreement of $2 and $10 in the three month periods ended September 30, 2011 and September 30, 2010, respectively. The Company incurred consulting costs pursuant to this agreement of $8 and $45 in the nine month periods ended September 30, 2011 and September 30, 2010, respectively
10. OTHER INCOME
During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Since July 2008, KaVo has been required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. For the three and nine months ended September 30, 2011, the Company earned royalty income of $5 and $15, respectively. For the three and nine months ended September 30, 2010, the Company was paid royalty income of $5 and $15, respectively.

11. COMPREHENSIVE LOSS
For the three and nine month periods ended September 30, 2011 and 2010 respectively, the Company’s comprehensive loss equaled its net loss.
12. SUBSEQUENT EVENTS
On November 1, 2011, the Company received written approval from the U.S. Food and Drug Administration of the Company’s MelaFind® Pre-Market Approval application.

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
We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of September 30, 2011, we had an accumulated deficit of approximately $115 million. We expect to continue to spend significant amounts on the development and commercialization of MelaFind®.
On November 1, 2011, the Company received written approval from the U.S. Food and Drug Administration of the Company’s MelaFind® Pre-Market Approval application.
The MelaFind® PMA was submitted to the FDA in June 2009, and had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement; all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”) in November of 2010. The Panel voted favorably on all three questions posed by the FDA.

In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. In May 2011, the Company filed a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting. Also in May 2011, the Company submitted a Citizen’s Petition to the FDA requesting that the Commissioner of the FDA enforce the binding Protocol Agreement, as well as FDA laws and regulations, in completing the review of the MelaFind® PMA.
The Company received an Approvable Letter from the FDA for the MelaFind® PMA application on September 22, 2011. Subsequent to September 30, 2011, the Company received an Approval Letter from the FDA on November 1, 2011 approving the MelaFind® PMA application. Based upon receipt of FDA approval of the MelaFind® PMA application, the Company withdrew its Citizen’s Petition filed with the FDA in May 2011.
With FDA approval received, the Company plans to launch MelaFind® commercially in the United States during the first quarter of 2012.
In August of 2011, the Company received ISO 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. On September 6, 2011, the Company received CE Mark approval for MelaFind®. With CE Mark approval, the Company has the ability to market MelaFind® to dermatologists across the European Union and in certain other countries.
The Company plans to launch MelaFind® commercially in Germany during the first quarter of 2012.
Our revenue for the foreseeable future will depend on the acceptance of MelaFind® by dermatologists in the U.S. and Europe and the progress of the planned controlled product launch. Revenue may vary substantially from year to year and quarter to quarter.
We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.
Liquidity and Capital Resources (in thousands)
On June 26, 2008, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $40 million. Management utilized this shelf registration statement in August 2008 by completing a registered direct offering of 2,088,451 shares of the Company’s common stock for aggregate gross proceeds of approximately $11.9 million ($11 million approximate net proceeds to the Company), and in July 2009 by completing a registered direct offering of 2,400,000 shares of the Company’s common stock for aggregate gross proceeds of $15 million ($13.75 million approximate net proceeds to the Company). The shelf registration statement expired on July 7, 2011.
In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 7, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share with an aggregate Black Scholes fair value of $678. The issuance of this warrant was deemed to be a cost of the offering.
The Company did not sell any stock to Kingsbridge under the CEFF in the nine months ended September 30, 2011. Under the CEFF, during the nine month period ended September 30, 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the

CEFF originating expenses was allocated to these sales from deferred offering costs. Net of expenses, proceeds from the 2010 sales were approximately $3.727 million.
In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement that closed on July 6, 2010. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses, net proceeds were approximately $15.2 million. Approximately $58.5 million remains available under the Company’s 2010 shelf registration statement as of September 30, 2011.
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
As of September 30, 2011, the Company’s total of cash and cash equivalents was approximately $17.0 million. Management believes that with FDA and CE mark approval this cash balance will be sufficient to fund the Company’s controlled launches in the northeast U.S. and Germany and the anticipated level of operations for at least the next twelve months. However, the Company will require additional funds to achieve significant commercialization of MelaFind®. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.
Our cash and cash equivalents at September 30, 2011 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.
Cash Flows from Operating Activities
Net cash used in operations was $13,463 for the nine months ended September 30, 2011. For the corresponding period in 2010, net cash used in operations was $13,583. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.
Cash Flows from Investing Activities
For the nine months ended September 30, 2011, there was $59 net cash used in our investing activities for the purchase of fixed assets. For the corresponding period in 2010, $1,051 net cash was used in our investing activities for the purchase of fixed assets.
Cash Flows from Financing Activities
For the nine months ended September 30, 2011, no net cash was provided by or used in our financing activities. For the nine months ended September 30, 2010, net cash provided by our financing activities was $20,717, representing proceeds from the July 2010 public offering, the Committed Equity Financing Facility, as well as the exercise of options and warrants.

Operating Capital and Capital Expenditure Requirements
We face certain risks and uncertainties, which are present in many emerging medical device companies. At September 30, 2011, we had an accumulated deficit of $115 million. We have not commercialized our principal product, MelaFind®. We anticipate that we will continue to incur net losses for the foreseeable future as we continue to develop the MelaFind® system, expand our corporate infrastructure, and prepare for the commercial launch of MelaFind® in the first quarter of 2012.
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
Because of the numerous risks and uncertainties associated with the development of medical devices such as MelaFind®, we are unable to estimate the exact amounts of capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:
•	The schedule, costs, and results of our future clinical trials;

•	The success of our research and development efforts;

•	The costs associated with maintaining regulatory approval;

•	Reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

•	The amount of direct payments we are able to obtain from patients and/or physicians utilizing MelaFind®;

•	The cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	The emergence of competing or complementary technological developments;

•	The costs of filing, prosecuting, defending and enforcing any patent claims and other rights;

•	The costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties;

•	The costs of maintaining or potentially building our inventory and other manufacturing expenses; and

•	Our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

Contractual Obligations (in thousands)
The following table summarizes our outstanding contractual obligations as of September 30, 2011, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$2,311	$403	$884	$910	$114
Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of space expires in December 2016.
Purchase Obligations (in thousands)
In April, 2011, the Company entered into a “Last Time Buy” supply agreement with Arrow Electronics, Inc. (“Arrow”), a distributor for ON Semiconductors (“ON”), pursuant to which the Company agreed to purchase complementary metal-oxide-semiconductor (“CMOS”) sensors. As of September 30, 2011, the Company is obligated to pay approximately $65, net per month for the next 12 months.
Results of Operations (in thousands)
Through the first nine months of 2011, the Company actively supported the FDA’s PMA review process leading to the receipt of an approval letter from the FDA on November 1, 2011, continued its efforts in Europe leading to receipt of the CE marking of MelaFind®, continued to develop procedures and equipment to allow for the efficient manufacture of MelaFind®, and intensified pre-commercialization activities in preparation for product launch.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Research and Development Expense
Research and development (“R&D”) expenses experienced an overall decrease of $499 or 17% in the three months ended September 30, 2011, as compared to the corresponding three month period a year earlier. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed probable by the Company and $355 in non-cash compensation expense was recorded to R&D as of September 30, 2011 for options which related to FDA approval-based performance milestones. Within R&D, offsetting expense decreases were primarily in development costs at Askion which decreased $549 as we move toward commercialization, U.S. research and development with a $95 decrease in design subcontracting and product improvements, clinical studies costs which decreased $97 and software development which had $80 less in compensation costs.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $1,657 or 81% for the three months ended September 30, 2011, as compared to the corresponding three month period a year earlier. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed probable by the Company and $1,534 in non-cash compensation expense was recorded to G&A as of September 30, 2011 for options which related to FDA approval-based performance milestones. Also within G&A, corporate consulting and professional fees increased by $135 from the 2010 level reflecting activity associated with the continued review of the MelaFind® PMA application along with work associated with legal actions brought against certain officers and directors of the Company.
Interest Income
Interest income for the three months ended September 30, 2011 increased to $11from $10 in the comparable period of 2010. Interest income increased as a reflection of the improvement in interest rates obtained on our cash balances.
Other Income
Other income remained essentially the same in 2011 from a year earlier.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Research and Development Expense
Research and development expenses experienced an overall decrease of $642 or 8% in the nine months ended September 30, 2011, as compared to the corresponding nine month period a year earlier. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed probable by the Company and $355 in non-cash compensation expense was recorded to R&D as of September 30, 2011 for options which related to FDA approval-based performance milestones. Within R&D, offsetting expense decreases were primarily in development costs at Askion which decreased $678 and U.S. research and development with a $150 decrease in design sub-contracting and a $143 decrease in product improvement materials.
General and Administrative Expense
General and Administrative (“G&A”) expenses experienced an overall increase of $1,939 or 31% for the nine months ended September 30, 2011, as compared to the corresponding nine month period a year earlier. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, approval of the PMA application by the FDA was deemed probable by the Company and $1,534 in non-cash compenstion expense was recorded as of September 30, 2011 for options which related to FDA approval-based performance milestones. Also within G&A, corporate consulting, professional fees and investor relations increased by $656 and legal fees increased by $196 from the 2010 level reflecting activity associated with the continued review of the MelaFind® PMA application along with work associated with legal actions brought against certain officers and directors of the Company. These increases were partially offset by a $254 decrease in market research and reimbursement consulting and a $191 decrease in office and computer supplies and maintenance costs.
Interest Income
Interest income for the nine months ended September 30, 2011 increased to $45 from $14 in the comparable period of 2010. Interest income increased as a reflection of the improvement in interest rates obtained on our cash balances.
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
Revenue Recognition
We currently have not launched any commercialized products or have any significant source of revenue.
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

The Company also grants to certain employees stock options that vest with the attainment of performance milestones over which the Company has no control of the timing required to satisfy. Upon the attainment of these performance milestones, there will be a significant compensation charge based on the fair value of such options on the date granted. With the receipt of the PMA Approvable Letter from the FDA on September 22, 2011, the Company deemed it probable that it would subsequently receive PMA approval from the FDA. Accordingly, $1,889 in non-cash compensation expense was recorded as of September 30, 2011 representing options on which the performance vesting milestone is related to FDA approval.
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
ITEM 4.
Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendents filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which Plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date.

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
Item 1A. Risk Factors
Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2010. In addition, the following risk factors have materially changed during the nine months ended September 30, 2011:
We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.
We began operations in December 1989. At that time, we provided research services, mostly to US government agencies, on classified projects. We have financed our operations since 1999 primarily through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the nine months ended September 30, 2011 was approximately $15.9 million and as of September 30, 2011, we had an accumulated deficit of approximately $115 million. Our research and development expenses may continue to increase in connection with our clinical trials and other development activities related to MelaFind®. In the process of fully commercializing MelaFind® , we expect to incur significant sales, marketing, and manufacturing expenses, which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
We will not be able to achieve significant commercialization of MelaFind® without additional funding, and may be unable to complete the development and commence commercialization of other products without additional funding.
As of September 30, 2011 we had approximately $17.0 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last nine years. We expect to continue to spend substantial amounts on research and development and we expect that our cash used by operations will increase significantly in each of the next several years. We will need additional funds to achieve significant commercialization of MelaFind®, including development of a direct sales force and expansion of manufacturing capacity. Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets. The amount of funding we will need will depend on many factors, including:
     • the schedule, costs, and results of our future clinical trials;
     • the success of our research and development efforts;
     • the costs of maintaining regulatory approval;
     • reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

     • the cost of commercialization activities, including product marketing and building a domestic direct sales force;
     • the amount of direct payments we are able to obtain from patients or physicians utilizing MelaFind®;
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
Richard I. Steinhart
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 4, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File