Form 10-K
period 2011-12-31
MELA SCIENCES, INC. /NY
filed 2012-03-09
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 24,847,692 shares of common stock held by non-affiliates of the registrant as of June 30, 2011 was $58,143,599 based on the last reported sale price of $2.34 per share on the Nasdaq Capital Market on June 30, 2011. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 1.6% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 29, 2012 was 30,307,238 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MELA SCIENCES, INC.

2011 FORM 10-K ANNUAL REPORT

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

Item 1.    Business

Overview

We are a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (i.e. in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind®, features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

The components of the MelaFind® system include:

•	a hand-held component, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	our proprietary database of pigmented skin lesions, which we believe to be the largest in the US; and

•	our lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions.

On March 7, 2012, the Company installed the first commercial MelaFind® systems, and intends to continue with a controlled launch of MelaFind® in selected U.S. and European markets.

The MelaFind® Pre-Market Approval (“PMA”) application was submitted to the U.S. Food and Drug Administration (“FDA”) in June 2009. The PMA had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement and all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”) in November 2010. The Panel voted favorably on all three questions posed by the FDA.

In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. In May 2011, the Company filed a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting.

The Company received written approval from the FDA for the MelaFind® PMA application on November 1, 2011. As a condition of PMA approval, the Company committed to conduct a Post Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®.

In August 2011, the Company received the International Organization for Standardization (“ISO”) 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. In September 2011 the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®. With CE Mark approval, the Company has the ability to market MelaFind® to dermatologists across the European Union and in certain other countries.

Prior to the commercial launch of MelaFind® commencing in the first quarter of 2012, the Company had not generated any revenues from MelaFind®.

Skin cancer is the most common form of cancer in the United States. More than 3.5 million skin cancers in over two million people are diagnosed annually. Each year there are more new cases of skin cancer than the combined incidence of cancers of the breast, prostate, lung and colon. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there currently is no cure for advanced stage melanoma. However, detection of early melanoma can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $160,000 per patient. If diagnosed early, however, early melanoma is almost always cured by simple resection at a cost of approximately $4,500 per patient. The cost of treating a Stage IV melanoma is estimated to be more than 22 times the cost of treating a melanoma at the melanoma in situ stage.

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

MELA Sciences designed MelaFind® to aid in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy to rule out melanoma. MelaFind® acquires and displays multi-spectral (from blue to near infrared) and dermoscopic Red Green Blue (“RGB”) digital data from pigmented skin lesions. It uses automatic data analysis and statistical pattern recognition to help identify lesions to be considered for biopsy to rule out melanoma, the deadliest form of skin cancer.

To date, MelaFind® has been developed, trained and tested on a proprietary database of over 10,000 skin lesions from more than 7,000 patients at over 40 clinics. The Company believes this is the largest such database in the US and a substantial barrier to competition. The landmark MelaFind® pivotal trial, the largest prospective clinical study ever conducted in melanoma detection, achieved sensitivity of greater than 98% (95% lower confidence bound) and specificity statistically significantly higher than that of study clinicians.

We believe that with the assistance provided by MelaFind®, dermatologists could diagnose more melanomas at the most curable stages with fewer false positive biopsies, which would reduce both treatment costs and the number of biopsies of benign moles, and improve quality of life.

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection.

The Market Opportunity

Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 2 million people projected to have cases annually, and is estimated to account for almost 50% of all cancers. Melanoma is the deadliest form of skin cancer. It is estimated that more than 130,000 new cases of melanoma will be diagnosed in the U.S. in 2012 — more than 55,560 non-invasive (in situ) and more than 76,250 invasive. Melanoma causes one death every hour of every day of the year in the U.S. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects almost 9,000 of the nearly 12,000 skin cancer deaths in 2012 will be from melanoma. Since 1973, the mortality rate for melanoma has increased by 50%. Because approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

Melanoma can be fatal if left untreated. If diagnosed and removed early in its evolution, when confined to the outermost skin layer and deemed to be “in situ,” it has a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer still have excellent cure rates (greater than 90%). However, once the cancer advances into the deeper layers of skin, the risk of metastasis (spreading to other parts of the body) increases. Metastases can occur when the tumor enters into lymphatic channels and newly formed blood vessels, potentially resulting in significant morbidity (illness) and mortality (death). Once the cancer has advanced and metastasized to other parts of the body, it is difficult to treat. At this advanced stage, the five year survival rate is about 15% to 20%. Moreover, survival prospects for those with advanced melanoma have not significantly improved over the past three decades.

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

•

Commercialize MelaFind® using multiple sales and marketing strategies.    We commenced commercialization in March 2012 and intend to continue with a controlled launch of MelaFind® in selected U.S. and European markets. Our marketing effort will focus initially on “high” volume, integrated dermatology practices and skin cancer specialists, in key regions of the U.S. and Europe. To enter the larger general dermatology markets in the U.S. and internationally, we may establish partnerships with pharmaceutical and/or diagnostic/device companies which have an established presence in these markets. The plan is for dermatologists to offer their patients examinations with MelaFind® on a self-pay per patient basis. Once there is sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.

•

Publication and education strategy.    We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of MelaFind® to improve patient care. In addition to the PAS, we also plan to sponsor clinical trials in order to evaluate MelaFind® in the clinical setting. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings and that these studies will help to demonstrate the potential of MelaFind® to improve patient care. We anticipate that its adoption by physicians and ultimate reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings.

Additionally, our strategy may include the potential acquisition of complementary products and technologies in the dermatological arena.

Limitations of Current Melanoma Diagnosis

Melanomas are mainly diagnosed by dermatologists and primary care physicians using visual clinical evaluation. This subjective interpretation relies on physician experience and skill. In contrast, MelaFind® delivers an objective assessment based on numerical scores assigned to the clinically atypical skin lesion under evaluation. Further, clinical examination is limited to the surface appearance of the clinically atypical pigmented skin lesion, whereas MelaFind® utilizes information derived from up to 2.5 mm below the skin surface.

Dermatologists who specialize in the management of pigmented skin lesions may also use dermoscopy, a method of viewing lesions under magnification. Although dermoscopy provides more information than unaided visual examination, mastery of the technique necessitates many years of training and experience. Proper use of dermoscopy can reduce the number of biopsies of benign lesions, but even experts in dermoscopy biopsy 3-10 benign lesions for every melanoma detected. While many primary care physicians immediately refer patients with clinically atypical pigmented skin lesions to a specialist, an increasing number perform biopsies on skin lesions themselves. This results in a ratio of benign lesions biopsied to confirmed melanomas of up to 80 to 1.

MelaFind® Product Description

MelaFind® is a non-invasive system to aid in the detection of melanoma. The MelaFind® system produces a report at the-point-of-care to assist in the diagnostic process. MelaFind® employs light of multiple wavelengths to obtain data from clinically atypical lesions; and then the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. The MelaFind® report will contain objective information about the lesion that may not be otherwise available, including information useful in making the decision of whether to biopsy the lesion. The key components of the MelaFind® system are:

A hand-held component, which is comprised of several components:

•	an illuminator that shines light of 10 different specific wavelengths, including near infra-red bands;

•	a lens system composed of nine elements that focuses the light reflected from the lesions;

•	a photon (light) sensor; and

•	a processor employing proprietary algorithms to extract many discrete characteristics or features from the lesions.

Our proprietary database of pigmented skin lesions, which includes in vivo MelaFind® data and corresponding histological results of over 10,000 biopsied skin lesions from over 7,000 patients, which we believe to be the largest such database in the US and a substantial barrier to competition.

Our lesion classifiers are sophisticated mathematical algorithms. The “brain” of the MelaFind® system, the lesion classifier, distinguishes melanoma from non-melanoma using the lesion features extracted and measured by the hand-held component. The mathematical formulas and algorithms used by the Lesion classifiers are devised and optimized through the process of “classifier training” using lesions from our proprietary database. lesion classifier development and training is an iterative process involving: (1) selection of the lesion features that provide for optimal lesion discrimination; (2) optimization of the mathematical formulas to differentiate benign lesions from melanoma; and (3) expansion of the size and diversity of our proprietary lesion database. The performance of future lesion classifiers is directly related to the size of the database used in classifier development, as well as the degree to which the training database is representative of the lesions that will be evaluated by MelaFind® in a practice setting.

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

History of MelaFind®

MelaFind® Pivotal Clinical Trial History

In 2004, the Company entered into a binding Protocol Agreement with the FDA for our pivotal clinical trial. A pivotal clinical trial is a blinded clinical study that is used by the FDA as the basis for determining the effectiveness of a device in a PMA application. The Protocol Agreement specified the inclusion criteria (description of patients and lesions eligible for the trial), sample size, endpoints, and performance criteria necessary to establish the safety and effectiveness of MelaFind®. The Protocol Agreement required that the study include at least 1,200 pigmented skin lesions and at least 93 eligible melanomas for analysis.

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

The MelaFind® pivotal clinical trial was conducted at seven centers across the U.S. and included 1,831 pigmented skin lesions from 1,383 patients. The binding Protocol Agreement stipulated the sensitivity and specificity endpoints that should be used to determine the safety and effectiveness of MelaFind®. MelaFind® detected 112 of 114 (98% measured sensitivity; lower confidence bound of 95%) melanomas that were eligible and evaluable for primary sensitivity endpoint analysis, and 125 of 127 (98% measured sensitivity; lower confidence bound greater than 95%) melanomas overall. Importantly, MelaFind® detected 172/175 melanomas and “high grade lesions” (98% sensitivity; lower confidence bound greater than 95%). The Protocol Agreement called for sensitivity endpoints of greater than 95% lower confidence bound (a lower confidence bound of greater than 95% indicates that if the study were repeated, there would be less than a 5% chance that the sensitivity would be below 95%). MelaFind®’s specificity (9.5%), the ability to accurately rule out disease, was significantly superior to that of the study dermatologists (3.7%), who are skin cancer experts (p-value less than 0.02). The Protocol Agreement called for MelaFind® to be more specific than the study physicians at a p-value of less than 0.05 (a p-value of less than 0.05 indicates a less than 5% probability that the observed difference was due to chance).

In order to generate a comparison with physicians’ ability to accurately detect melanomas, the Company conducted an online reader study in which 155 physicians participated including 110 dermatologists. Using images and clinical histories for 65 randomly selected melanomas from the pivotal study, this group of dermatologists, on average, missed (i.e., would not have elected to biopsy) 28% of the melanomas. The biopsy sensitivity of MelaFind was 97% (p < 0.0001 versus dermatologists). In addition, the kappa score of dermatologists was 0.29, indicating only “fair agreement”.

The MelaFind® PMA application was submitted to the FDA in June 2009, and had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement and all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s Panel in November 2010. The Panel voted favorably on all three questions posed by the FDA.

The Company received written approval from the FDA for the MelaFind® PMA application on November 1, 2011. On March 7, 2012, the Company installed the first commercial MelaFind® Systems.

The Company committed to conduct a PAS of MelaFind® as a condition of PMA approval. The Company anticipates that the PAS could be costly and time consuming to complete.

Hardware and Software History

ASKION GmbH (“ASKION”), located in Germany, which specializes in precision optics, has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held components used in our pivotal clinical trials and is currently building, under a manufacturing agreement dated January 11, 2012, additional units in support of commercial launch. ASKION also performs other additional developmental activities under a separate research and development contract.

The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units used in the Company’s pivotal clinical trials and additional units being manufactured. This work is expected to continue for MelaFind® units through 2012.

In developing the MelaFind® system, we have developed and tested several generations of hand-held components. Commercial-grade systems were used in our pivotal clinical trial. MelaFind® has been developed, trained and tested on over 10,000 skin lesions from over 7,000 patients at over 40 clinical sites.

The Company has obtained Underwriters’ Laboratories (“UL”) certification and Certification Bodies’ Scheme (“CB”) test certification for MelaFind®. The Company has received ISO 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices and CE Mark approval for MelaFind®.

MelaFind® Sales and Marketing

The Company offers MelaFind® to dermatologists as a point-of-care service. This approach is intended to provide us with recurring revenue corresponding to the number of patients examined and to provide the physician with access to our technology without a significant capital investment. We have established a small direct sales force to regionally market MelaFind® in the U.S. and Europe (initially in Germany), focused on introducing it at high volume dermatologists’ offices and training their staffs in its use. For expansion to the general dermatology markets, we may increase our sales force or establish partnerships to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities we have not yet established any such arrangements.

The MelaFind® Value Proposition for the Healthcare System

We offer MelaFind® on a self-pay (non-reimbursed) basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of MelaFind® in the dermatologists’ offices.

Following the self-pay introduction of MelaFind®, we will look to build a sufficient body of medical evidence to support favorable coding and coverage decisions at appropriate payment levels by third-party payers. This strategy is consistent with the approach that has been used to support positive coverage decisions by the Centers for Medicare and Medicaid Services (“CMS”) and private payers for other products. The value drivers include the diagnosis of melanoma at the most curable stages, as opposed to advanced stages, allowing for both a greater opportunity to cure and a reduction in treatment costs.

Our Reimbursement Strategy

We may pursue Current Procedural Terminology (“CPT”) code and private insurance coverage, as appropriate, following initial commercialization efforts, which are on a self-pay basis. We are aware of no CPT code that is specifically applicable to the use of MelaFind®. We have engaged the services of expert consultants with extensive experience in the CPT, coverage and payment decision processes to assist us in our strategy.

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

It is critical to build a sufficient body of evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. Following initial commercialization of MelaFind®, we will consider submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind® is reasonable and necessary for the Medicare population, we would expect that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind® in the practice setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels at a future date. We believe it is likely that initially the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind® to determine the impact of the product in their systems.

One of the keys to securing reimbursement is the desire of physicians to use a new technology in order to enhance their diagnostic acumen and improve the standard of care. Likewise, we believe that once patients become aware of the availability of MelaFind®, they may request that their physicians utilize MelaFind®. We believe that MelaFind® will represent an improvement in the standard of care for the detection of melanoma. As such, we anticipate that its adoption by physicians and reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings including the American Academy of Dermatology’s annual and regional meetings. We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of MelaFind® to improve patient care. In addition to the PAS, we also plan to sponsor clinical trials in order to evaluate MelaFind® in the clinical setting. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings and that these studies will help to demonstrate the potential of MelaFind® to improve patient care.

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

Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (U.S.), Heine Optotechnik (Germany), Riester Medical (Germany) 3Gen, LLC (U.S.), and others. Several manufacturers are selling apps that allow an Apple iPhone to be used as a dermoscope.

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

ViseoMed, AG a German company, has developed microDerm a digital dermoscopy system that documents images and analyzes lesions for early recognition of skin cancer including melanoma. The microDerm is comprised of one camera which takes both microscopic images and clinical images in High Definition quality. Using the company’s DANAOS software the system is designed to calculate a classification value of a particular lesion designed to support the physician.

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

Confocal microscopy is an approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is being marketed by Lucid, Inc. (U.S.). Researchers at Vanderbilt University are developing technology called Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. In addition, Verisante Technology, Inc. formerly T-Ray Science, Inc. has received a CE Mark and approval from Health Canada for technology it has licensed from The British Columbia Cancer Agency, an agency of the Provincial Health Services Authority for skin cancer detection. The company’s product, Verisante Aura, uses NIR Raman Spectroscopy and autofluorescence spectroscopy to measure 21 biomarkers for skin cancer in half a second.

We also compete with other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and with molecular and genetic screening tests. Molecular-based approaches are also being investigated; for example Dermtech, Inc. is exploring Messenger RNA analysis of surface cells. Dermtech’s core technologies are 1) the patented, non-invasive EGIR™ (Epidermal Genetic Information Retrieval) technique that uses an adhesive to painlessly collect cells from the upper layer of the skin, and 2) multi-gene biomarkers that are generated using microarray analysis. The ribonucleic acid (“RNA”) from these cells is then isolated, amplified, and analyzed using molecular biology tools. To date, Dermtech has patented three biomarkers that can be used to identify and correlate changes in the gene expression profile of RNA obtained from the skin with the presence of certain diseases. Dermtech recently announced that its biomarkers can be used on a low-cost high-through-put qRT-PCR platform.

Scibase AB is developing electrical impedance technology for melanoma detection. The method is called electrical impedance spectroscopy (EIS). It is based on a technology that uses the varying electrical properties of human tissue to categorize the cell structures and thereby detect malignancies. Scibase is currently conducting a clinical trial called “SIMPS” (SciBase International Melanoma Pivotal Study).

Several additional light-based imaging approaches have recently been identified.

Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. The company has announced that it is doing a clinical trial in the United Kingdom.

DatInf, GmbH a German company, has two products for mole mapping and analyzing moles, MoleExpert macro and MoleExpert micro. MoleExpert macro utilizes a high resolution digital camera as a mole mapping and screening system for the detection of new or changed lesions. The system automatically detects moles in the first and in follow-up images and extracts features, such as size, shape and color of the moles and uses the two images for comparison. MoleExpert micro provides a measurement or score of features obtained from microscopic images of the skin (such as the ABCD features) which may support diagnosis of lesions.

Raytheon Corporation has partnered with Arizona Cancer Center, to utilize satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer.

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

mBeach Software (U.S.) through its wholly owned subsidiary Skin Cancer Scanning Ltd. is developing SkinScan 650 a device that currently uses reflected visual light to analyze non-melanoma lesions. The company reported results from two trials and 128 scanned nevi were conclusive with a sensitivity rate of 92.4% in the Non-melanoma skin cancer and a specificity rate of 75% in the benign nevi diagnosis.

Cascade Technologies Corp through its wholly owned subsidiary Spectral Molecular Imaging (a development stage company) is using what it calls “hyperspectral-optical” technology to advance early and accurate diagnosis of cancer and pre-cancer conditions. The company’s SkinSpect™ device is being developed for non-invasive diagnosis of and screening for skin cancer.

The University of Missouri at Rolla announced during 2010 that it had received a new patent titled: “Automatic Detection of Critical Dermoscopy Features for Malignant Melanoma Diagnosis.” The patent applies to a method for computer-aided analysis of photographs of skin lesions to detect the cancer. This method uses a traditional RGB image as its computer source.

In June 2011 researchers from the School of Pharmacy at De Montfort University in the UK announced that they will be testing a new device that use pulses of terahertz energy, similar to infrared light, to take images below the surface of a patient’s skin. The project has been funded by Leicestershire and Rutland-based charity Hope Against Cancer. Over the next three years, the University will work in collaboration with dermatologists at Leicester Royal Infirmary to collect data and move towards holding clinical trials.

The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Since MelaFind® is now approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as Raytheon Corporation, General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG Deutschland and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with MelaFind®.

Manufacturing

We are currently focusing the manufacturing efforts of our contract manufacturers on building MelaFind® systems and in optimizing efficiency and larger-scale manufacturing. For this crucial phase in support of the commercial launch of MelaFind®, we have contracted with ASKION in Germany, ISO 9001 and ISO 13485 certified, which specializes in precision optics. Through ASKION, we have contracted with Zeiss, an international optics house, to supply lenses and lens assemblies to be used in the hand-held components. ASKION will provide the system integration for MelaFind® systems to be placed in Europe.

In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and ISO 9001 certified and ISO 13485 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems incorporating the hand-held devices along with the processing computer, software and operator controls for MelaFind® systems to be placed in the U.S.

Research and Development Efforts

We continue to develop refinements and improvements to the hardware and software, including lesion classification algorithms, some of which are likely to require approval of a PMA supplement. Our R&D plan also includes further improvements such as faster and easier software downloads for future versions.

We have performed feasibility studies of a MelaFind® software add-on feature called MelaMetertm, an enhancement to MelaFind® that provides information regarding the depth of penetration of a pigmented skin lesion. This information may be useful to physicians in determining the necessary depth and breadth of a biopsy of a pigmented skin lesion. Initial clinical studies of MelaMetertm demonstrate the ability of MelaMetertm to non-invasively estimate the Breslow thickness (the thickness of a cutaneous malignant melanoma measured from the epidermis to the deepest malignant cells present) comparably to histological examination of excised lesions. We plan to continue the development of MelaMetertm and seek FDA approval for it, as appropriate.

We further intend to explore and evaluate the potential use of our light based computer vision platform in other applications, including the non-invasive detection of basal cell carcinoma, the most common skin cancer, as well as squamous cell carcinoma of the skin. New hardware systems for the data collection from blood and blood vessel patterns are needed since the majority of these cancers are not pigmented and, accordingly, the MelaFind® system as currently developed is not appropriate for these uses. However, we believe many software programs and algorithms used in the MelaFind® system will be applicable with some modification.

The Company spent approximately $10,950,000, $11,497,000 and $9,656,000 in 2009, 2010 and 2011, respectively, on research and development. With the commercial launch of MelaFind®, certain costs previously included under R&D, such as costs associated with the PAS, will in the future be recorded as General and Administrative (“G&A”) costs. Research and development efforts going forward will include refinements to MelaFind® as well as new, complementary technology.

Intellectual Property

Our policy is to protect our intellectual property by obtaining US and foreign patents to protect technology, inventions and improvements important to the development of our business. Currently, we have seventeen issued

U.S. patents in force, plus one that is projected to issue in 2012, and these patents have numerous foreign counterparts issued and pending. Of those issued, twelve U.S. patents and two Australian patents relate to various aspects of MelaFind®. Two of the U.S. patents are design patents, while all others are utility patents. In addition, we have thirteen more U.S. utility patents currently pending, all of which relate to MelaFind.® Of the many pending foreign patent applications that relate to MelaFind®, six are currently in the European regional phase (with the European Patent Office), while five are pending in Australia, four in Canada, three in Japan, and four in Hong Kong. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our intellectual property other than licenses granted in connection with our DIFOTI® product which was discontinued in 2005.

We cannot be certain that our patents will not be challenged or circumvented by competitors. Whether a patent is infringed and is valid, or whether a patent application should be granted, are all complex matters of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications or other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage that we derive from that intellectual property.

We also rely on trade secrets and technical know-how in the manufacture and marketing of MelaFind®. We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

We have active US trademark registrations for the following marks: “MelaFind®” (both word and word-plus-design marks) and the former corporate logo for “eos-electro-optical sciences, inc.” For MelaFind®, the description of goods in International Class 10 covered by the trademark is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining digital data in different spectral bands and software for analyzing the digital data for use in analyzing skin lesions and determining the existence of melanoma.” The MELAFIND word mark has also been registered in the European Union, Australia and New Zealand. In Europe, besides International Class 10, that mark is also registered in International Classes 16 (for printed reports) and 44 (as a service mark). For “eos-electro-optical sciences, inc.,” the description of goods covered by the trademark in International Class 10 is: “instrumentation comprising computer assisted optical imagers and image analyzers for use in the detection of dental cavities, cutaneous melanoma, and other pathologies of the teeth, skin and other tissues.” Several additional trademark and service mark registrations are pending in the U.S. in International Classes 9, 10, 16 and 44, for which Notices of Allowance have been received but for which no Statements of Use have yet been filed. Those additional marks include the “MELA” and “MELA SCIENCES” word marks as well as the MELA Sciences corporate logo, for example. The “MELA” word mark, which has intent-to-use status in the U.S., is already registered in the European Union as well as in Australia, in International Classes 9, 10, 16 and 44. The “MELA SCIENCES” word mark has intent-to-use status in the U.S. in International Classes 9, 10, 16 and 44, and was granted International Registration under the Madrid Protocol, which is in force in the European Union and Australia in all those classes.

We also have registered the internet domain names: www.melasciences.com, www.eosciences.com, www.melafind.com, www.mela.us.com, www.melafind.info, www.melafind.net, www.melafind.org, www.melafind.us, melafinder.com, www.melainc.com, and www.skinsurf.com.

The following table lists our U.S. patents and patent applications relating to melanoma detection:

U.S. Patents Relating to MelaFind®

Patent #	Title	Issued	Expiration
6,081,612	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	06/27/00	02/27/18
6,208,749	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	03/27/01	02/27/18	*
6,307,957	Multispectral Imaging and Characterization of Biological Tissue	10/23/01	06/27/20
6,626,558	Apparatus for Uniform Illumination of an Object	09/30/03	08/31/21
6,657,798	Method for Optimizing the Number of Good Assemblies Manufacturable From a Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
7,102,672	Integrated CMOS Imaging Array & Dark Current Monitor	09/05/06	01/10/24
7,127,094	Method of Controlling Data Gathered at Remote Locations	10/24/06	03/11/25
D613,866	Medical Cart	04/13/10	04/13/24
D613,867	Table Structure of a Medical Cart	04/13/10	04/13/24
7,813,586	Reducing Noise in Digital Images	10/12/10	05/31/27
7,894,651	Quantitative Analysis of Skin Characteristics	02/22/11	03/19/29

*	A post-PMA request for patent term extension under the Hatch-Waxman Act was filed 12/19/11.

Pending Non-Provisional U.S. Patent Applications Relating to MelaFind®

Published Pat Appl Ser #	Title	Filed
US2008/0312952A1	Regulating Use of a Device to Perform a Procedure on a Subject	06/12/07
US2009/0154781A1	Characterizing a Texture of an Image	12/14/07
US2009/0060304A1	Dermatology Information	09/04/08
WO2009/079367A1	Characterizing a Texture of an Image (CIP)	12/12/08
US2011/0025007 A1	Medical Cart	07/30/09
US2011/0024507 A1	Storage Card	07/30/09
WO2011/014614A2	Medical Cart	07/29/10
WO2011/014656A2	Storage Cart	07/29/10
US20120033863A1	Assessing Features for Classification	08/06/10
US2011/0064287A1	Characterizing a Texture of an Image (CIP)	09/07/10
US20110019888A1	Reducing Noise in Digital Images (CIP)*	10/06/10
US2011/0103660A1	Showing Skin Lesion Information	11/01/10
US2011/0210984A1	Characterizing a Texture of an Image (CIP)	05/03/11

Note: CIP denotes a Continuation-in-Part patent application;

*	Notice of Allowance was issued 01/18/12

Patent No. 6,081,612 relates to the MelaFind® system and methods employed in building MelaFind® classification algorithms involving the use of novel multi-spectral lesion features by means of wavelet maxima representations. Wavelet maxima representations use specific types of mathematical transformations called wavelets to represent a signal, such as digital data of a lesion taken by the MelaFind® system, at different detail levels. The wavelet maxima representation retains information of potential diagnostic value. This information is quantified in the form of statistical features used for automatic classification. Patent No. 6,208,749 relates to methods employed for automatic segmentation of the lesion digital data, and in building MelaFind® classification algorithms involving the use of novel features of multispectral lesion data that do not involve the use of wavelet transformations to determine whether the lesion is or is not a melanoma. We believe the inclusion of the described wavelets and non-wavelets features improves significantly the sensitivity and specificity of the melanoma classifiers. Patent No. 6,307,957 extends the use of the novel features of the MelaFind® system to endoscopy (examination of gastro-intestinal tissues using fiber-optic probes). We have no present plans to develop endoscopy applications of our technology.

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

Patent No. 7,102,672 is a process that we may employ to compensate for the effect of temperature-dependent dark current on the data acquired by the MelaFind® hand-held probe, and Patent No. 7,127,094 is a series of methods for central control of the acquisition and processing of the data acquired by MelaFind® probes located at remotes sites. Patent No. 7,813,586 covers a novel method for reducing noise in digital data, which was invented and has been implemented as part of the calibration of all MelaFind® digital data. Six additional claims in its Continuation-in-Part application filed October 6, 2010 received a Notice of Allowance on January 18, 2012. The two design patents describe novel design aspects of the medical cart associated with MelaFind®. The two patent applications filed on July 30, 2009 and those filed on July 29, 2010, seek to protect the innovative functional aspects of the design of the medical cart and of the Patient Card used with MelaFind®, respectively.

Patent No. 7,894,651 protects devices and methods for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma. Our June 12, 2007 patent filing relates to innovative ways to control use of our MelaFind® system, while our December 14, 2007 filing and its December 12, 2008, September 7, 2010 and May 3, 2011 Continuation-in-Part applications relate to new methods for characterizing the “lacunarity” texture of an image, the September 2010 application claiming priority to a provisional patent applications filed a year earlier. Our September 4, 2008 patent filing concerns certain dermatology information associated with MelaFind® and claims priority to a provisional application filed a year earlier. The innovative aspects of the MelaFind® user interface are described in our patent filed November 1, 2010, and likewise claims priority to a provisional patent application filed a year earlier.

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

The withdrawal of previously received approvals or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may lead to any of the following sanctions:

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

Non-FDA Government Regulation

The advertising of our MelaFind® product is subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of MelaFind® is subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid. These federal laws include, by way of example, the following:

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

International Regulation

The medical device regulatory process for international distribution is subject to government regulations that may vary by country from those having few or no regulations to those having pre-market controls and pre-market acceptance. In the EU, medical devices require a Conformite Europeenne (“CE”) Mark in order to be placed in the market. The CE Mark certifies that a product has met EU consumer safety, health and environmental requirements. CE marking requires meeting the conditions of the European Directive to which the medical device applies. The directives regulate the design, manufacture, clinical trials, labeling, and post-market surveillance reporting activities for medical devices.

In August 2011, the Company received the International Organization for Standardization (“ISO”) 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. On September 6, 2011, the Company received CE Mark approval for MelaFind®.

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

The Brazilian regulatory process for medical devices is also similar to the EU regulatory process. Medical devices in Brazil are regulated by the Agência Nacional de Vigilância Sanitária (“ANVISA”). A Technical File is needed for registration with ANVISA. The Brazilian quality system requirements are very similar to US FDA 21 CFR Part 820, Quality System Regulations.

Product Liability and Insurance

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others involved with MelaFind®. The clinical studies of MelaFind® are considered by the FDA as NSR. Consequently, the trials are conducted under the auspices of an abbreviated IDE. We therefore only maintained limited domestic clinical trial liability insurance prior to commercialization, as required by certain clinical sites. We have also obtained clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we have general liability insurance and have obtained product liability insurance for MelaFind®, this insurance is and will be subject to deductibles and coverage limitations. Our future product liability insurance needs may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.

Employees

As of December 31, 2011, we had 47 full-time and 4 part-time employees, of whom 27 were engaged in research and development (including clinical and regulatory affairs), 7 in production (including document control and quality assurance) and 17 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

Other

The Company’s Internet address is www.melasciences.com. Our annual report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports are available, without charge, on our website www.melasciences.com as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from MELA Sciences, Inc., 50 South Buckhout Street, Suite 1, Irvington, New York, 10533, Attention: Secretary.

Item 1A.    Risk Factors

You should carefully consider the following risk factors, as well as the other information contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In that case, the trading price of our common stock would likely decline.

Risks Relating to Our Business

We are required to conduct a Post-Approval Study of MelaFind®. If the results from this study are negative or we fail to meet the requirements of this condition of approval, we may not be able to maintain the approval of MelaFind®.

As a condition of approval of our PMA, we must conduct a Post-Approval Study evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. Preparing for and conducting this Post-Approval Study will be costly and time consuming. We will need to reach agreement with the FDA on the appropriate protocol to conduct this Post-Approval Study.

We are required to submit to the FDA progress reports on this study for every six months during the first two years and annually thereafter. If the FDA has questions on the data provided in a progress report, or believes the data are incomplete or insufficient, the agency may request additional information, including through a deficiency letter. The FDA may seek the advice of advisory panels of outside experts when considering the initiation or progress of post-approval studies. If we have not met the study milestones or timeline specified in the study protocol, we must provide a rationale to the FDA in our progress reports. If a change in the study milestones or timeline could significantly affect the outcome of the Post-Approval Study, we will need to submit that revision for the agency’s review and approval. We will need to update MelaFind®’s labeling with the results from this study, including any positive or negative results.

We may be unable to complete our Post-Approval Study if, for example, we institute a recall of MelaFind® from the market. The FDA can terminate our study if we have not fulfilled or cannot fulfill the Post-Approval Study condition of approval; for example, if MelaFind® is not being sold because the device technology is obsolete, study questions are no longer relevant, we withdraw the PMA, or the study cannot answer the Post-Approval Study question. If the FDA determines the study cannot be completed as designed or because of study data inadequacies, but the study objectives remain important, the FDA may terminate the original study and discuss establishing a new post-approval study commitment and schedule. In appropriate circumstances, theFDA may order additional post-market surveillance.

The FDA may initiate withdrawal of approval of the PMA if the agency concludes we have not met the Post-Approval Study condition of approval and have not provided a valid scientific justification for doing so. The FDA also may withdraw the approval of the PMA (1) based on negative results from the Post-Approval Study that indicate the device is unsafe or ineffective under the approved labeling or (2) if we fail to conduct the study in accordance with the FDA’s regulations, including those related to institutional review board and informed consent. If the PMA approval is withdrawn, we would be unable to continue marketing the device without violating the Federal Food, Drug, and Cosmetic Act. The sites involved in our Post-Approval Study and we as sponsor of the study can be inspected by the FDA at any time to assess compliance with the PAS agreement, protocol adherence, human subject protection, and data integrity.

The FDA posts information about the status of post-approval studies on its website. These website postings could undermine the credibility of the Company or MelaFind®, or have other collateral effects. For example, if the FDA has not approved our study protocol within 6 months after PMA approval, the agency’s website will identify the protocol as being overdue. Additionally, the agency will identify the study status as “Progress Inadequate” if the study progress is inconsistent with the protocol, such as if the study is not meeting the enrollment schedule or study timeline, or missing timepoint evaluations, if there are poor follow-up rates, or if not all the endpoints are evaluated.

We have incurred losses for over ten years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2011 was approximately $20.4 million, and as of December 31, 2011, we had an accumulated deficit of approximately $119.5 million. Our research and development expenses may increase in connection with our continued development activities related to MelaFind®. We expect to incur significant sales, marketing, contract-manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization and continue development of MelaFind® enhancements or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of December 31, 2011 we had approximately $28 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last ten years and we expect that our cash used by operations will increase significantly in each of the next several years. We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including development of a direct sales force and expansion of our contract-manufacturing capacity. We also expect to continue to spend funds on research and development and product enhancements. Our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. The amount of funding we will need will depend on many factors, including:

•

the cost of commercialization activities, including product marketing and building a domestic direct sales force and conducting activities in Germany and ultimately throughout the European Union (“EU”);

•	the costs of maintaining regulatory approval;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs and results of any clinical trials and studies;

•	the costs of maintaining inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights.

Additional financing may not be available to us when we need it, or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail or cease one or more of our development and marketing programs. We also may have to reduce marketing, customer support and other resources devoted to our products. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own, or that may require us to grant a security interest in our assets. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience ownership dilution, could experience declines in our share price and the terms of any new equity securities may have preferences over our common stock.

MelaFind® may not be accepted by the dermatological community.

The success of MelaFind® will depend upon the acceptance by dermatologists who perform skin examinations and treat skin disorders, including industry opinion leaders, that the evaluation information provided by MelaFind® is medically useful and reliable. We will be subject to intense scrutiny before physicians will be comfortable incorporating MelaFind® in their diagnostic approaches. We believe that recommendations by respected physicians will be essential for the development and successful marketing of MelaFind®; however, there can be no assurance that any such recommendations will be obtained. To date, the medical community outside the limited circle of certain dermatologists specializing in melanoma has had little exposure to us and MelaFind®. Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operation and effectiveness of MelaFind®. Even if we gain access to potential customers, no assurance can be given that members of the dermatological medical community will perceive a need for or accept MelaFind®. In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, dermatologists may remain reluctant to use MelaFind®. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of MelaFind® by the dermatological community. Insufficient market acceptance of MelaFind® would have a material adverse effect on our business, financial condition and results of operations.

MelaFind® may not achieve general market acceptance at a level that will make us profitable.

Our future growth and profitability will depend, in large part, on speed and level of market acceptance for the use of MelaFind® among physicians, government and third party payers, and regulators.

Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not begin to use MelaFind® until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating clinically atypical lesions and there are independent demonstrations that MelaFind® is effective. We cannot predict the speed at which physicians may adopt the use of MelaFind®. By limiting the initial cash outlay of MelaFind® to the physician, we believe we will accelerate its adoption and usage. However, by charging on a per patient basis we will increase the initial capital burden on the Company.

The degree of market acceptance of MelaFind® will depend on a number of factors, including:

•	perceived effectiveness of MelaFind®;

•	convenience and cost of use;

•	availability and adequacy of third-party coverage or reimbursement;

•	publicity concerning MelaFind® or competitive products;

•	potential advantages over alternative diagnostic methodologies;

•	introduction and acceptance of competing products or technologies; and

•	extent and success of our sales, marketing and distribution efforts.

If MelaFind® does not achieve an adequate level of acceptance by patients, physicians, healthcare payers and regulators, we may not generate significant product revenue and we may not become profitable.

MelaFind® may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare, Medicaid and other third party payers.

The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain. In the U.S., physicians and other healthcare providers performing biopsies for clinically atypical skin lesions are generally reimbursed for all or part of the cost of the diagnosis and biopsy by Medicare, Medicaid, or other third party payers. Significant commercial success of MelaFind® in both domestic and international markets may depend on whether third-party coverage and reimbursement are available for services involving MelaFind®.

In the U.S., Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of MelaFind®. In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge. Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate. Accordingly, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the Centers for Medicare & Medicaid Services, the

federal agency that administers Medicare (“CMS”), determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor, a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are statutory provisions intended to facilitate coverage determinations for new technologies. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for MelaFind®, it may undermine the commercial viability of MelaFind®.

Germany is the only country in the world with a national skin screening program. Based on this program, public insurance (90% of the population) covers a visual examination only conducted by a General Practitioner or dermatologists — they do not yet cover imaging technologies/diagnostics devices. For coverage of imaging technologies/diagnostic devices, patients must be privately insured, have supplemental insurance or pay out-of-pocket. Private insurance (10% of the population) and/or supplemental insurance coverage reimbursement varies by policy, but ranges from $65 to $195 for imaging technologies. We cannot be certain that all private German insurers will reimburse us or that the reimbursement we do obtain will be adequate for us to maintain our business in Germany.

Even if MelaFind® is approved for reimbursement by Medicare, Medicaid and/or other third party payers, we anticipate there will be significant pressures on pricing.

We expect to experience pricing pressures in connection with the commercialization of MelaFind® due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize MelaFind® and therefore, on our liquidity, margins and our business, financial condition, and results of operations.

Obtaining a coverage determination by Medicare or Medicaid is a time-consuming, expensive and highly uncertain proposition.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations. The length of time it takes for us to obtain a coverage determination may affect the ability of MelaFind® to become commercially viable.

We depend on clinical investigators and clinical sites and other third parties to manage our clinical trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We have and will continue to rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research, university or government affiliated, to enroll patients in any future clinical trials which we may conduct, as well as our FDA mandated post-approval studies. We have and will continue to rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collecting data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties devote to our clinical trials or studies. Our agreements with clinical investigators and clinical sites for clinical testing generally place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials or studies could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials or studies may be extended, delayed or terminated, and we may be unable to complete our studies or obtain regulatory approval for any other products which may be developed from our core technology. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or studies, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete any such trials or studies, which could prevent us from obtaining regulatory approvals for the products being developed.

In addition to the foregoing, any future clinical trials may be delayed or halted for numerous other reasons, including, but not limited to, the following:

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

•

regulatory inspections of our clinical trials or facilities manufacturing our products, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

Technological breakthroughs in the diagnosis or treatment of melanoma could render MelaFind® obsolete.

The precision optical imaging field is subject to rapid technological change and product innovation. MelaFind® is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies such as confocal microscopy, an approach for non-invasive visualization of skin structures at the cellular level; and confocal Raman Micro-Spectroscopy which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. Other imaging modalities being developed include molecular imaging, in which tagged antibodies search for cancer cell antigens.

Also being developed is an electrical impedance technology for melanoma detection. The method is based on a technology that uses the varying electrical properties of human tissue to categorize the cell structures and thereby detect malignancies. Furthermore, several additional light based imaging approaches have recently been identified, including:

•	a technology that measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present;

•	a satellite-based remote imaging technology for use in detecting skin changes which could indicate the presence of cancer;

•	a scanner that provides real-time sub-surface images of tissue at far higher resolution than is possible with existing technologies such as ultrasound, CT or MRI, in 2D and 3D;

•	a device that currently uses reflected visual light to analyze non-melanoma lesions; and

•

a device for non-invasive diagnosis of and screening for skin cancer; and a method for computer-aided analysis of photographs of skin lesions to detect the cancer which uses a traditional RGB (Red Green Blue) image as its computer source.

The commercial development, market acceptance and reimbursement approval of any of these new technologies could result in a technological breakthrough in the diagnosis and/or treatment of melanoma, which could render MelaFind® less accepted or obsolete.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. While several companies including Verisante, Scibase and Lucid have technologies that may be used to assist the dermatologist none of these companies’ products have undergone the rigors of FDA PMA review and subsequent approval. We believe that other products that enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Biocompatibles International, Ltd.; Biomips Engineering, Michelson Diagnostics, Riester, ViseoMed, AG and others. In addition, several companies have developed various dermatological apps for use with an Apple iPhone. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:

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

We have a limited sales organization, and have limited experience in the marketing and distribution of MelaFind® or similar devices. To achieve commercial success for MelaFind®, we must develop a full sales and marketing force or enter into arrangements with others to market and sell our products. We have established a small direct sales force to regionally market MelaFind® in the U.S. and Europe (initially in Germany), focused on introducing it at high volume dermatologists’ offices and training their staffs in its use. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the U.S. are in high demand, and we may not be able to build an effective network for the distribution of our product through representatives. We can give no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.

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

We have limited manufacturing capabilities and if we are not able to procure an adequate supply of MelaFind®, our growth could be limited and our business could be harmed.

We have limited experience in manufacturing MelaFind® for commercial distribution. Since we utilize contract manufacturers for our product, we have limited resources and facilities to commercially manufacture MelaFind®. In order to produce MelaFind® in the quantities we anticipate to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.

We currently outsource production to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations. Similarly, when we enter into contracts for the third-party manufacture of our devices, the quality of the devices will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot assure you that the third-party contract manufacturers with whom we have developed or are developing relationships will have or sustain the ability to produce the quantities of MelaFind® needed for development or commercial sales, or will be willing to do so at prices that allow MelaFind® to compete successfully in the market.

The failure by us or our suppliers to produce a sufficient number of MelaFind® devices that can operate according to our specifications could delay the full commercialization of MelaFind®, and would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.

Our manufacturing operations for MelaFind® are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

For manufacturing MelaFind® we rely on several vendors for critical components and materials such as: ON Semiconductor, Carl Zeiss Jena GmbH (“Zeiss”), A/B Electronics, AAEON, AmeriCad, Canvys Electronics, and Sandisk. Additionally, we are currently working with ASKION in Germany for the provision of the hand-held components and tested MelaFind® systems. We are utilizing Nexcore Technology Inc., an FDA good manufacturing practices (“GMP”) compliant and certified ISO13485 and ISO9001 original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems.

There can be no assurance that these third parties will meet their obligations. Each of these suppliers is a sole-source supplier. Our contract suppliers also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

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

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders, which would adversely affect both our ability to successfully commercialize MelaFind® and our business, financial condition and results of operations.

We have entered into an agreement with ASKION to continue developmental engineering, production and testing of our hand-held component, and to also assemble and test the integrated finished MelaFind® system, including the cart, for units to be sold within the European Union. Failure to maintain such an agreement with ASKION on mutually acceptable terms would require us to expand our own manufacturing facilities or obtain such services elsewhere. Similarly, through ASKION we have entered into a production agreement with Zeiss for lenses and lens objective assemblies. The manufacturing agreement with ASKION includes the integration of the Zeiss lenses in the hand-held components. Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations, including confidentiality obligations in the case of Zeiss, which is an affiliate of Carl Zeiss AG, a potential competitor.

MelaFind® is complex and may contain undetected design defects and errors, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are subject to the risks of international trade, including possible import/export restrictions and fluctuations in foreign currency exchange rates.

Many significant components of the MelaFind® system are manufactured by foreign suppliers and we also market MelaFind® internationally. We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas. These international trade factors may have an adverse impact on the cost of components and the prices we can charge for the MelaFind® system. To the extent that transactions relating to the purchase of components and materials or the sale of products involve currencies other than U.S. dollars, our operating results will be affected by fluctuations in foreign currency exchange rates.

We may be required to purchase obsolete parts for MelaFind®.

Our MelaFind® design incorporates certain unique components, some of which have become obsolete and others of which may, from time-to-time, become obsolete. We will eventually be unable to replace obsolete components and an extensive re-design and re-approval process for MelaFind® will be required in order to utilize substitute components. If we are unable to provide component availability during that re-design and regulatory approval process, or are unable to effectively re-design and complete the re-approval process for MelaFind®, our ability to produce MelaFind® will become impaired, we may incur substantial additional costs and it would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our actions in building inventory of parts that may become obsolete and have to be disposed of at a loss or written-down may add expenses to our operations and reduce our margins.

We will not be able to sell MelaFind® unless its design verification and validation are maintained in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation (“QSR”) and ISO 13485 certification.

Prior to the installation of the first commercial MelaFind® system in March of 2012, we completed all the steps necessary to verify and validate the design of the MelaFind® system that were required to be performed prior to commercialization. If we are unable to maintain design verification and validation successfully, we will not be able to sell MelaFind®, and we will not be able to meet our plans for the full commercialization of MelaFind®. Later discovery of previously unknown problems with MelaFind®, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA QSR and ISO 13485, may result in restrictions on MelaFind® or its manufacturing processes, withdrawal of MelaFind® from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with MelaFind®, it could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies, including Germany’s Federal Institute for Drugs and Medical Devices. In particular, we and our suppliers are required to comply with the QSR, ISO 13485 and other U.S. and European regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of MelaFind®. We also will be subject to ongoing U.S. and foreign regulatory requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. Furthermore, our third-party contract manufacturers will be required to adhere to current cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections.

If we are found to be deficient in cGMP or QSR (or any applicable foreign rules and regulations), we could be subject to regulatory action of a type described below, which could negatively affect our ability to commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other U.S. or foreign regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other U.S. or foreign regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

Healthcare is heavily regulated by national and regional governments, both in the U.S. and other countries. The laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and MelaFind®.

For example, from time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

The U.S. federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Physician Self-Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

In addition to regulation by the FDA as a medical device manufacturer, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive international, federal, state and local laws and regulations relating to:

•	billing for services;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	false claims; and

•	labeling products.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the international, federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

Recent legislation relating to medical devices may have a material adverse effect on us.

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

A court could order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing MelaFind®, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We rely on our patents, patent applications and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law. Therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications and other intellectual property rights are invalidated, rejected or found unenforceable, those outcomes could reduce or eliminate any competitive advantage we might otherwise have had.

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth, beyond the growth related to MelaFind® , would be delayed.

Our long-term success is dependent, in large part, on the commercialization of MelaFind® and the further design and development of MelaFind® and our technology. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete any related clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that, even if approved and manufactured, such potential products will achieve market acceptance. In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of product liability claims and may not be able to obtain or maintain adequate insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury or if a patient alleges that MelaFind® failed to provide appropriate evaluation information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with MelaFind®. Our coverage may not be adequate to protect us against any future product liability claims. If our insurance proves to be inadequate, we may not be protected against potential product liability claims and we will be exposed to significant liabilities which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of dermatologists and other associated medical personnel to operate

MelaFind®. If these medical personnel are not properly trained or are negligent, we may be subjected to claims and ultimately liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in reduced acceptance of MelaFind® in the market.

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

We have become subject to claims in securities and shareholders actions which if determined adversely to us could have a material adverse impact on our business.

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

We use the internet to inform the public about the availability of our products and to market to and communicate with physicians who are potential or actual customers. Our success will therefore depend in part on the continued growth and use of the internet. If our ability to use the internet fails, it may materially adversely affect our business.

All of our operations are conducted at a single location. Any disruption at our facility could increase our expenses.

All of our operations are conducted at a single building in Irvington New York. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations or cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.

Our research and development and clinical processes do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Our success will depend on our ability to attract and retain our personnel.

We are highly dependent on our senior management, especially Joseph V. Gulfo, M.D., our Chairman, President and Chief Executive Officer and Dina Gutkowicz-Krusin, Ph.D., our Director of Clinical Research. Our success will depend on our ability to retain our current senior management and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel.

Competition for senior management personnel, as well as scientists, clinicians, engineers, and experienced sales and marketing individuals, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the commercialization of MelaFind®. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

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

Our business may be adversely affected by factors in the United States and other countries, such as Germany and the other member states of the European Union, that are beyond our control, such as disruptions in the financial markets or downturns in economic activity. The current world-wide economic conditions could have an adverse impact on the availability and cost of capital, interest rates, tax rates, or regulations.

Risks Relating to our Common Stock

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.

The Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Stock Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by these rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly. Since 2008, we have retained a consultant experienced in SOX that assists us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX. We have evaluated our internal control systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the SOX. As a small company with limited capital and human resources, we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

An active trading market for our common stock may not be sustained.

An active public market for our common stock may not be sustained. Further, we cannot be certain that the market price of our common stock will not decline below the amount required by NASDAQ to maintain a listing on its Capital Market. Should we fail to meet the minimum standards established by NASDAQ for its Capital Market, we could be de-listed which could have an adverse effect on our stockholders ability to sell their stock.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•	the timing of regulatory approval for our future products;

•	failure of any of our products to achieve commercial success;

•	results of our research and development efforts and our clinical trials;

•	the announcement of new products or product enhancements by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	our ability to manufacture our products to commercial standards;

•	developments concerning our clinical collaborators, suppliers or marketing partners;

•	changes in financial estimates or recommendations by securities analysts;

•	public concern over our products;

•	developments or disputes concerning patents or other intellectual property rights;

•	product liability claims and litigation against us or our competitors;

•	the departure of key personnel;

•	the strength of our balance sheet;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of third-party reimbursement in the U.S. and other countries;

•	changes in accounting principles or practices;

•	general economic, industry and market conditions; and

•	future sales of our common stock.

A decline in the market price of our common stock could cause you to lose some or all of your investment, limit your ability to sell your shares of stock and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders have, and may in the future, initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We lease approximately 20,000 square feet of office, laboratory, and assembly space in a building with the street address of 50 South Buckhout Street, Suite 1, Irvington, New York 10533. The lease expires in December 2016. We believe that this facility is adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms. Manufacturing agreements with our contract manufacturers allow for the inclusion of charges for finished goods warehousing services as a component of their overhead charges.

Item 3.    Legal Proceedings

On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which Plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date. On November 18, 2011, Plaintiffs filed their motion for leave to amend the consolidated amended complaint. On December 18, 2011, defendants filed an opposition to Plaintiff’s motion for leave to amend the consolidated amended complaint. On February 8, 2012, Plaintiffs filed their reply to defendants’ opposition to the motion.

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

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2010 through December 31, 2011 as reported by the NASDAQ Capital Market:

	High	Low
Year Ended December 31, 2011
October 1 — December 31, 2011	$6.96	$3.31
July 1 — September 30, 2011	$6.20	$1.75
April 1 — June 30, 2011	$3.97	$2.22
January 1— March 31, 2011	$3.87	$2.44
Year Ended December 31, 2010
October 1 — December 31, 2010	$8.32	$2.51
July 1 — September 30, 2010	$7.50	$5.90
April 1 — June 30, 2010	$9.25	$5.51
January 1— March 31, 2010	$12.24	$6.43

As of January 31, 2012, there were approximately 116 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category at 12/31/2011	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,057,104	$4.35	1,653,964
Equity compensation plans not approved by stockholders	—	—	—
Total	2,057,104	$4.35	1,653,964

Item 6.    Selected Financial Data

The following table sets forth selected financial data. The financial information for the years ended December 31, 2009, 2010, and 2011 and as of December 31, 2010 and 2011 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2007 and 2008 and as of December 31, 2007, 2008, and 2009 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except share and per share data)
Statements of Operations Data:
Research and development expenses	$7,678	$12,508	$10,950	$11,497	$9,656
General and administrative expenses	5,400	5,766	7,631	8,738	10,806

Operating loss from continuing operations	(13,078)	(18,274)	(18,581)	(20,235)	(20,462)
Interest income	(1,054)	(468)	(45)	(32)	(54)
Other income, net	(59)	(201)	(83)	(280)	(23)

Loss from continuing operations	(11, 965)	(17,605)	(18,453)	(19,923)	(20,385)
Gain from discontinued operations	28	—	—	—	—

Net loss	(11,937)	(17,605)	(18,453)	(19,923)	(20,385)

Net income ( loss) per share, basic and diluted:
Continuing operations	$(0.84)	$(1.08)	$(.96)	$(.83)	$(.80)
Discontinued operations	—	—	—	—	—

Basic and diluted net loss per common share	$(.84)	$(1.08)	$(.96)	$(.83)	$(.80)

Basic and diluted weighted average number of common shares outstanding	14,220,466	16,282,176	19,293,761	24,043,135	25,415,880

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Total current assets	$21,328	$15,836	$30,338	$31,044	$29,058
Total assets	22,108	16,620	32,127	33,589	31,393
Total current liabilities	1,336	1,530	1,811	1,686	1,448
Total liabilities	1,336	1,530	1,811	1,790	1,586
Accumulated deficit	(43,162)	(60,767)	(79,220)	(99,143)	(119,527)
Total stockholders’ equity	20,772	15,089	30,316	31,799	29,807

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2011 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care instrument to aid in the detection of melanoma. MelaFind®, features a hand-held component that emits multiple wavelengths of light to capture digital data from clinically atypical pigmented skin lesions. Prior to the commercial launch of MelaFind® commencing in the first quarter of 2012, the Company had not generated any revenues from MelaFind®. All of our historical revenues have come from activities and products that have since been discontinued.

Unless otherwise indicated, the following discussion relates to our continuing operations.

The MelaFind® Pre-Market Approval (“PMA”) application was submitted to the U.S. Food and Drug Administration (“FDA”) in June 2009, and had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement and all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”) in November 2010. The Panel voted favorably on all three questions posed by the FDA.

In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. In May 2011, the Company filed a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting.

The Company received written approval from the FDA for the MelaFind® PMA application on November 1, 2011. As a condition of PMA approval, the Company committed to conduct a Post Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®.

In August 2011, the Company received the International Organization for Standardization (“ISO”) 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. In September 2011, the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®. With CE Mark approval, the Company has the ability to market MelaFind® to dermatologists across the European Union and in certain other countries.

On March 7, 2012, the Company installed the first commercial MelaFind® Systems, and intends to continue with a controlled launch of MelaFind® in selected U.S. and European markets.

Our revenue for the foreseeable future will depend on the success of commercialization of MelaFind®, and may vary substantially from year to year and quarter to quarter. Our operating expenses may also vary substantially from year to year and quarter to quarter in support of the commercialization of MelaFind®. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2011, we had an accumulated deficit of approximately $119.5 million. We expect to continue to spend significant amounts on the commercialization of MelaFind®.

We believe that our cash and cash equivalents on hand will be sufficient to fund our anticipated level of operations for at least the next twelve months. The timing and amount of any additional funding the Company may require to broaden the commercial expansion of Melafind® will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Our research and development expenses incurred for the year ended December 31, 2011 were related primarily to the development of MelaFind® and review of the MelaFind® PMA by the FDA. We expect to continue to incur certain additional research and development expenses relating to MelaFind®. Additional R&D charges may be incurred for complementary technologies. These additional expenses could exceed our estimated amounts, possibly materially.

General and administrative expenses consist primarily of salaries and related human resources expenses, legal expenses, including litigation expenses and general corporate activities and costs associated with our efforts toward development of a commercial infrastructure to market and sell MelaFind®. We expect selling, general and administrative expenses to increase as we build our sales and marketing capabilities to support placing MelaFind® systems in selected markets inside and outside the U.S.

At December 31, 2011, we had available income tax benefit from net operating loss carryforwards for federal income tax reporting purposes of approximately $47 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2031. The Company’s ability to utilize its net operating losses may be significantly limited due to future changes in the Company’s ownership as defined by federal income tax regulations.

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

Revenue Recognition

The Company considers revenue to be earned when all of the following criteria are met: persuasive evidence a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. The Company’s agreements with dermatologists regarding the MelaFind® system combines the elements noted above with a future service obligation. While the Company is required to place the MelaFind® system with dermatologists for their exclusive use, ownership of the MelaFind® system remains with the Company. The Company generates revenue primarily from the sale of single-use electronic record cards. These cards activate the MelaFind® system, capture digital data and store the data for each patient visit. In addition, the Company charges an initial installation fee for each MelaFind® system which covers training, delivery and supplies. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

Prior to the installation of the first commercial MelaFind® system in the first quarter of 2012, the Company had no revenues from products since 2005 when it discontinued its DIFOTI operations.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service where we have not been invoiced or otherwise notified of the actual cost. Examples of estimated accrued expenses include:

•	professional service fees;

•	contract clinical and regulatory related service fees;

•	fees paid to contract manufacturers in conjunction with the production of MelaFind® components or materials; and

•	fees paid to third party data collection organizations and investigators in conjunction with the clinical trials and FDA and other regulatory review.

In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services provided by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under or over estimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us and accrue for such costs in accordance with accounting principles generally accepted in the US. This is done as of each balance sheet date in our financial statements.

Results of Operations (in thousands)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Research and Development Expense

Research and development expense decreased by $1,841 to $9,656 for the year ended December 31, 2011 from $11,497 for the year ended December 31, 2010. R&D costs at ASKION decreased by $1,434 primarily in labor and product improvement materials while U.S. development costs decreased by $717, which was primarily related to decreased product improvement, software development and subcontract design activities. Clinical spending decreased $283, Technical Support decreased $87, and Quality/Regulatory decreased $103. Non-cash share-based compensation expense in R&D, resulting from vesting associated with the achievement of performance and time-based milestones and from the granting of options, increased by $783.

General and Administrative Expense

General and administrative expense increased by $2,068 to $10,806 for the year ended December 31, 2011 from $8,738 for the year ending December 31, 2010. $1,845 of the increase was in non-cash, share-based compensation resulting from vesting associated with the achievement of performance and time-based milestones and from the granting of options and stock awards. G&A costs increased $354 in legal and professional fees while overall G&A salaries experienced a decrease of $125.

Interest (Income)/Expense

Interest income for the year ended December 31, 2011 was $54 compared to $32 for the year ended December 31, 2010. The increase reflected significantly higher interest rates available on accounts in 2011.

Other Income, net

Other income for the year ended December 31, 2011 decreased from the comparable period in 2010 by $258. In 2010 the Company had received a R&D grant from the federal government for $245. The Company did not receive a grant in 2011.

In accordance with the terms of our DIFOTI sale and licensing agreement, KaVo will pay us an annual royalty based on the number of DIFOTI related systems sold per calendar year following commercial re-launch. As KaVo has not re-launched DIFOTI as of 2011 year end, the Company earned the minimum annual royalty of $20 in both 2011 and 2010.

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

Liquidity and Capital Resources (in thousands)

From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities. To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. As of December 31, 2011, we had $27,997 in cash and cash equivalents as compared to $30,521 at December 31, 2010. The $2,524 decrease in 2011 from 2010 reflects the $15,038 of net cash provided by 2011 financing activities offset by $17,458 of net cash used in operating activities and $104 of net cash used in investing activities. Our cash and cash equivalents at December 31, 2011 are liquid investments in cash with two commercial banks and money market accounts held in accounts that substantially exceed FDIC limits.

In a transaction which closed July 22, 2009, the Company completed a registered direct offering of 2,400,000 shares of common stock for aggregate gross proceeds of $15 million ($13.7 million net proceeds to the Company).

On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 25, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5-year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of our common stock at an exercise price of $11.35 per share with a Black Scholes Fair Value of $678,000. The issuance of this warrant was deemed to be a cost of the offering.

Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million, and during 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to each of these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million in 2009 and $3.727 million in 2010. As of December 31, 2010, there were 1,095,315 shares of common stock remaining available for sale under the CEFF for a maximum of approximately $24.5 million, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of December 31, 2011, legal, accounting, and other costs associated with this agreement approximating $62,000 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share, except for an officer and a director of the Company who collectively purchased 42,915 shares at the closing market price of $3.97, less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remains available under the Company’s 2010 shelf registration statement as of December 31, 2011.

Cash Flows from Operating Activities

Net cash used in operations was $17,458 for the year ended December 31, 2011. For the year ended December 31, 2010, the net cash used in operations was $18,820. For both periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities was $104 for the year ended December 31, 2011 principally relating to the purchase of fixed assets. For the year ended December 31, 2010 net cash provided by investing activities was $1,034 principally relating to the purchase of fixed assets net of disposals.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15,038 for the year ended December 31, 2011 and reflects the net proceeds received from our December 15, 2011 public offering of common stock and proceeds from the exercise of common stock options. For the year ended December 31, 2010, the net cash flows provided by financing activities was $20,702, which reflects the net proceeds received from our financing arrangement with Kingsbridge Capital, net proceeds from our July 6, 2010 public offering of common stock and proceeds from the exercise of common stock options and warrants.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2011, we had an accumulated deficit of $119.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® commercialization process and expand our corporate infrastructure. We do not expect to generate significant product revenue until after we successfully complete a controlled product launch of MelaFind®. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including development of a direct sales force and expansion of our contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing. We believe that our current cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the recent global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices such as MelaFind® and operating our Company, we are unable to estimate the exact amounts of capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period:

	Contractual Obligations
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(Dollars in thousands)
Operating Leases	$2,216	$410	$895	$911
Total	$2,216	$410	$895	$911

Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of office space expires in December 2016.

Related Party Transactions (in thousands)

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the former Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman received compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $24 in each of 2009, 2010 and 2011. This consulting agreement was terminated in December 2011 at the time of Mr. Castleman’s resignation from the Company’s Board of Directors.

Consulting Agreement with Gerald Wagner, Ph.D.

In January 2007, Dr. Wagner, a former Director on the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $30 in each of 2009, 2010 and 2011. Dr. Wagner resigned from the Company’s Board of Directors in December 2011 with the consulting contract remaining in effect.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, has subsequently been extended to run through September 2012, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the years ended December 31, 2009, 2010 and 2011, Ms. Egger was paid $71, $60 and $8, respectively, under this agreement.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends subtopic ASC 605-25, Revenue Recognition — Multiple-Element Arrangements. This guidance, which enables vendors to account for products or services separately rather than as a combined unit, addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. The Company’s future revenue recognition will be modeled to conform to the requirements outlined in this guidance.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk at December 31, 2011 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the nature of our accounts.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MELA Sciences, Inc.

We have audited the accompanying balance sheets of MELA Sciences, Inc. as of December 31, 2010 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MELA Sciences, Inc., as of December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/    EisnerAmper LLP

New York, New York

March 8, 2012

MELA SCIENCES, INC.

BALANCE SHEETS

	December 31, 2010	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$30,520,812	$27,996,871
Prepaid expenses and other current assets	523,672	1,061,550

Total Current Assets	31,044,484	29,058,421
Property and equipment, net	2,073,602	1,626,791
Patents and trademarks, net	71,108	59,208
Deferred financing costs	62,391	62,391
Other assets	337,705	586,498

Total Assets	$33,589,290	$31,393,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $36,027 as of December 31, 2011)	$1,096,505	$670,950
Accrued expenses	559,975	745,754
Other current liabilities	29,538	30,993

Total Current Liabilities	1,686,018	1,447,697
Long Term Liabilities:
Deferred rent	104,304	138,216

Total Long Term Liabilities	104,304	138,216

Total Liabilities	1,790,322	1,585,913

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 4)
Stockholders’ Equity:
Preferred stock — $0.10 par value; authorized 10,000,000 shares:
Issued and outstanding: none	—	—
Common stock — $0.001 par value; authorized 45,000,000 shares:
Issued and outstanding 25,262,538 and 30,307,538 shares at December 31, 2010 and 2011, respectively	25,263	30,308
Additional paid-in capital	130,916,326	149,304,424
Accumulated deficit	(99,142,621)	(119,527,336)

Total Stockholders’ Equity	31,798,968	29,807,396

Total Liabilities and Stockholders’ Equity	$33,589,290	$31,393,309

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011
Operating expenses:
Research and development	$10,950,114	$11,496,634	$9,656,003
General and administrative	7,631,251	8,738,203	10,806,228

Operating loss	(18,581,365)	(20,234,837)	(20,462,231)

Interest income	(45,259)	(31,582)	(54,371)
Other income, net	(83,262)	(280,740)	(23,145)

	(128,521)	(312,322)	(77,516)

Net loss	(18,452,844)	(19,922,515)	(20,384,715)

Basic and diluted net loss per common share	$(.96)	$(.83)	$(.80)

Basic and diluted weighted average number of common shares outstanding	19,293,761	24,043,135	25,415,880

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009	17,634,498	$17,634	$75,845,953	$(6,868)	$(60,767,262)	$15,089,457

Exercise of options	151,457	152	212,119			212,271
Exercise of warrants	324,290	324	2,174,775			2,175,099
Cashless exercise of warrants	19,131	19	(19)			—
Issuance of shares of common stock in connection with a public offering (net of expenses)	2,400,000	2,400	13,696,779			13,699,179
Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	1,824,941	1,825	16,757,222			16,759,047
Share-based compensation expense			826,753			826,753
Other comprehensive income				6,868		6,868
Net loss					(18,452,844)	(18,452,844)
Comprehensive loss (sub-total)						(18,445,976)

Balance at December 31, 2009	22,354,317	$22,354	$109,513,582	—	$(79,220,106)	$30,315,830

Exercise of options	12,944	13	33,075			33,088
Cashless exercise of options	16,262	16	(16)			—
Exercise of warrants	239,723	240	1,691,394			1,691,634
Cashless exercise of warrants	32,548	33	(33)			—
Issuance of shares of common stock in connection with a public offering (net of expenses)	2,200,000	2,200	15,231,471			15,233,671
Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	406,744	407	3,719,697			3,720,104
Share-based compensation expense			727,156			727,156
Net loss					(19,922,515)	(19,922,515)

Balance at December 31, 2010	25,262,538	25,263	130,916,326	—	(99,142,621)	31,798,968

Exercise of options	5,000	5	13,345			13,350
Issuance of shares of common stock in connection with a public offering (net of expenses)	5,000,000	5,000	15,019,662			15,024,662
Issuance of common stock award	40,000	40	171,960			172,000
Share-based compensation expense			3,183,131			3,183,131
Net loss					(20,384,715)	(20,384,715)

Balance at December 31, 2011	30,307,538	30,308	149,304,424	—	(119,527,336)	29,807,396

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011
Cash flows from operating activities:
Net loss	(18,452,844)	(19,922,515)	(20,384,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	—	(8,811)	—
Loss on disposal/abandonment of fixed assets	20,186	—
Depreciation and amortization	314,352	552,860	562,803
Issuance of common stock award			172,000
Noncash compensation	826,753	727,156	3,183,131
Amortization of discount on marketable securities	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(289,350)	141,290	(537,878)
Increase (decrease) in accounts payable and accrued expenses	311,179	(121,321)	(239,776)
Increase (decrease) in other current liabilities	5,819	(3,747)	1,455
(Increase) decrease in other assets	(2,724)	(289,705)	(248,793)
Increase in deferred rent		104,304	33,912
Decrease in deferred income	(36,085)	—	—

Net cash used in operating activities	(17,302,714)	(18,820,489)	(17,457,861)

Cash flows from investing activities:
Purchases of property and equipment	(1,251,211)	(1,044,079)	(104,092)
Sale of marketable securities	397,380	—	—
Proceeds from disposal of fixed assets	—	10,284	—

Net cash used in investing activities	(853,831)	(1,033,795)	(104,092)

Cash flows from financing activities:
Net proceeds from private placements/public offering	13,699,179	15,233,671	15,024,662
Net proceeds from Committed Equity Financing Facility	16,673,477	3,743,283	—
Proceeds from exercise of stock options	212,271	33,088	13,350
Proceeds from exercise of stock warrants	2,175,099	1,691,634	—

Net cash provided by financing activities	32,760,026	20,701,676	15,038,012

Net increase (decrease) in cash and cash equivalents	14,603,481	847,392	(2,523,941)
Cash and cash equivalents at beginning of year	15,069,939	29,673,420	30,520,812

Cash and cash equivalents at end of year	$29,673,420	$30,520,812	$27,996,871

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss on marketable securities	$(6,868)	$—	$—
Amortization of deferred financing costs	103,953	23,179	—

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

Notes to Financial Statements

(In thousands, except for share and per share data)

1.	Principal Business Activities and Summary of Significant Accounting Policies:

Organization and Business

MELA Sciences, Inc., a Delaware corporation (the Company), is focused on the commercialization and marketing of a non-invasive, point-of-care instruments to aid in the detection of melanoma.

The MelaFind® Pre-Market Approval (“PMA”) application was submitted to the U.S. Food and Drug Administration (“FDA”) in June 2009, and had been granted expedited review by the FDA. A pivotal trial conducted to establish the safety and effectiveness of MelaFind® was performed under the auspices of a binding Protocol Agreement and all study end points were met. The results of the pivotal study were published in the Archives of Dermatology in October 2010 (on-line) and February 2011 (print). The PMA application for MelaFind® was reviewed by the FDA’s General and Plastic Surgery Devices Panel (“Panel”) in November 2010. The Panel voted favorably on all three questions posed by the FDA.

In February 2011, the Company submitted a PMA amendment containing a revised ‘indications for use’ statement limiting MelaFind® to use by dermatologists, based on discussions that ensued during the Panel meeting. In May 2011, the Company filed a second PMA amendment containing a training program for clinicians, an outline of which was presented at the Panel meeting.

The Company received written approval from the FDA for the MelaFind® PMA application on November 1, 2011. With FDA approval received, the Company has initiated commercialization of MelaFind® in the United States during the first quarter of 2012.

In August 2011, the Company received the International Organization for Standardization (“ISO”) 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices. In September 2011, the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®. With CE Mark approval, the Company has the ability to market MelaFind® to dermatologists across the European Union and in certain other countries. The Company has initiated commercialization of MelaFind® in Germany during the first quarter of 2012.

Prior to the commercial launch of MelaFind® in 2012, the Company has not generated any revenues from MelaFind®. All of the Company’s historical revenues have come from activities and products that have since been discontinued, including our DIFOTI product which we discontinued in 2005. Under an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”) to further develop and commercialize DIFOTI, KaVo pays the Company an annual royalty based on the number of DIFOTI related systems sold per calendar year. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum annual royalty in 2009, 2010 and 2011, as KaVo had not re-launched the product as of December 31, 2011.

At December 31, 2011, the Company has an accumulated deficit of $119.5 million and anticipates that it will continue to incur net losses for the foreseeable future with the further development and commercialization of the Melafind® device. From inception, the Company has financed operations initially through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering on October 28, 2005, private placements in November 2006 and August 2007, registered direct offerings which closed August 2008 and July 2009, underwritten public offerings in July 2010 and December 2011, and the committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (refer to Note 6, “Stockholders’ Equity,” for further details). We will need substantial funds to broaden the commercial expansion of MelaFind®, including development of a direct sales force and expansion of our contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of the product. The

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

funding could be in the form of either additional equity or debt financing. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

Business Segments

The Company’s operations are confined to one business segment: the design, development and commercialization of MelaFind®.

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

Revenue Recognition

The Company considers revenue to be earned when all of the following criteria are met: persuasive evidence a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. The Company’s planned agreements with dermatologists regarding the MelaFind® system will combine the elements noted above with a future service obligation. While the Company is required to place the MelaFind® system with dermatologists for their exclusive use, ownership of the MelaFind® system remains with the Company. The Company generates revenue primarily from the sale of single-use electronic record cards. These cards activate the MelaFind® system, capture digital data and store the data for each patient visit. In addition, the Company charges an initial installation fee for each MelaFind® system which covers training, delivery and supplies. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

Prior to the installation of the first commercial MelaFind® system in the first quarter of 2012, the Company had no revenues from products since 2005 when it discontinued its DIFOTI operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

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

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

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

Net Loss per Common Share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents excluded consist of stock options and warrants which are summarized as follows:

	Year Ended December 31,
	2009	2010	2011
Common stock options	2,031,023	2,132,879	2,057,104
Warrants	929,629	546,781	546,781

Total	2,960,652	2,679,660	2,603,885

Comprehensive loss

Comprehensive loss includes net loss and unrealized gains and losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities, if any, are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the year ended December 31, 2009, comprehensive loss was $18,446 which includes a net loss of $18,453 and an unrealized gain on available-for-sale marketable securities of $7. For the years ended December 31, 2010 and 2011, respectively, comprehensive loss was equal to net loss as the Company did not hold any marketable securities in 2010 or 2011.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends subtopic ASC 605-25, Revenue Recognition — Multiple-Element Arrangements. This guidance, which enables vendors to account for products or services separately rather than as a combined unit, addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

undelivered items is considered probable and substantially in the control of the vendor. The Company’s future revenue recognition will be modeled to conform to the requirements outlined in this guidance.

2.	Property and Equipment:

Property and equipment, at cost, consists of the following:

	December 31,		Estimated Useful Life
	2010	2011
Leasehold improvements	$786	$786	Lease Term
Laboratory and research equipment	975	975	3-5 years
Office furniture and equipment	1,774	1,878	3-5 years

	3,535	3,639
Accumulated depreciation and amortization	1,461	2,012

	$2,074	$1,627

Depreciation expense amounted to approximately $302, $541 and $551 for the years ended December 31, 2009, 2010 and 2011, respectively.

3.	Patents:

Patents as shown in the accompanying balance sheets are net of accumulated amortization of $203 and $215 at December 31, 2010 and 2011, respectively. Amortization expense related to all patents was approximately $12 for the years ended December 31, 2009, 2010 and 2011, respectively. Amortization expense of currently held patents is expected to amount to $10, $4, $2, $10 and $6 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

4.	Commitments, Contingencies and Litigation:

The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. For the years ended December 31, the approximate aggregate minimum future payments due under this lease are as follows:

2012	$410
2013	439
2014	455
2015	456
2016	456

$2,216

Rent expense charged to operations amounted to approximately $332, $416 and $414 for the years ended December 31, 2009, 2010, and 2011, respectively.

ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, has become an integral member of the MelaFind® development team and the Company expects to continue to work with

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held components used in our pivotal clinical trials and is currently under contract to build additional units and perform additional developmental activities.

Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work was performed from 2006 through 2011 and is expected to continue on commercial MelaFind® units throughout 2012.

The Company has an employment agreement with its Chairman, President and Chief Executive Officer (“CEO”) which provides for a base salary, stock options, and discretionary performance bonuses. The agreement, which provides for automatic one year renewal terms, currently runs through the end of 2012.

On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which Plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date. On November 18, 2011, Plaintiffs filed their motion for leave to amend the consolidated amended complaint. On December 18, 2011, defendants filed an opposition to Plaintiff’s motion for leave to amend the consolidated amended complaint. On February 8, 2012, Plaintiffs filed their reply to defendants’ opposition to the motion.

The Company believes that it has meritorious defenses and intends to vigorously defend against the securities class action; however, as with any litigation, we cannot predict with any degree of certainty the eventual outcome of this litigation. An adverse outcome could have a material adverse effect on our business and our business could be materially harmed.

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material in which case we will make separate disclosure as required.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

5.	Employee Benefit Plan:

The Company has a SIMPLE IRA defined contribution plan covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $103, $114 and $106 for the years ended December 31, 2009, 2010 and 2011, respectively.

6.	Stockholders’ Equity

In a transaction which closed July 22, 2009, the Company completed a registered direct offering of 2,400,000 shares of common stock for aggregate gross proceeds of $15 million ($13.7 million net proceeds to the Company).

On May 7, 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 25, 2012 subject to various conditions for individual sales, including dollar, timing, and trading volume limitations, a minimum market per share price, and other contractual and regulatory requirements. There is no assurance that the Company will satisfy all the various conditions for individual sales enabling it to use all of the CEFF. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share with a Black Scholes Fair Value of $678.

Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million and during 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expense was allocated to each of these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million in 2009 and $3.727 million in 2010. As of December 31, 2010, there were 1,095,315 shares of common stock remaining available for sale under the CEFF for a maximum of approximately $24.5 million, exclusive of the 200,000 outstanding warrants held by Kingsbridge. As of December 31, 2010, legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of proceeds from the CEFF or operations should management decide to abandon the CEFF.

In May 2010, the Company filed a Form S-3 shelf registration statement for an indeterminate number of shares of common stock, warrants to purchase shares of common stock and units consisting of a combination thereof having an aggregate initial offering price not to exceed $75 million. The registration statement was declared effective by the SEC on June 1, 2010. On June 30, 2010, the Company entered into an underwriting agreement, relating to the public offering of 2,200,000 shares of the Company’s common stock, at a price to the public of $7.50 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 30, 2010, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled $16.5 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15.2 million. This offering closed on July 6, 2010. Approximately $58.5 million remained available under the Company’s 2010 shelf registration statement as of December 31, 2010.

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share less underwriting

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on December16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remains available under the Company’s 2010 shelf registration statement as of December 31, 2011.

As of December 31, 2011, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding.

7.	Stock-Based Compensation and Warrants:

Stock Options

The Company has one stock option plan, the 2005 Stock Incentive Plan (“2005”), under which the board of directors may currently grant incentives to employees, directors, consultants and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but no new grants may be made.

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

Of the 900,000 common shares underlying these stock options granted to the Company’s President and CEO, 180,000 shares vested immediately, 540,000 shares vested upon the Company receiving FDA approval of its PMA application for MelaFind®; and 180,000 shares vest in four equal annual installments commencing on the date of grant, the first anniversary of which was October 10, 2009. These 900,000 options expire ten years from the date of grant.

Compensation expense recognized in the Statement of Operations during 2009, 2010 and 2011 for stock options and restricted stock awards amounted to $827, $727 and $3,355, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2009, 2010 and 2011 was $212, $33 and $13, respectively.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

For the Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011
Expected life	5-10 years	5-10 years	5-10 years
Expected volatility	60-66%	60-67%	71-78%
Risk-free interest rate	1.69 - 2.67%	2.26 - 3.56%	1.30 - 2.98%
Dividend yield	0	0	0

The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Starting with the three month period ending September 30, 2009, the expected volatility percentage is stated as calculated rather than as implied. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The calculated expected volatility approximates implied volatility from other publicly-traded stock that was established at the time of the Company’s IPO. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At December 31, 2011, stock options to purchase 2,057,104 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and are exercisable at various dates through 2021. The total number of options exercisable at December 31, 2009, 2010, and 2011 was 893,585, 942,916 and 1,627,329 respectively, with weighted average exercise prices of $5.06, $5.42 and $4.08, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2011 is $302.

The status of the Company’s stock option plans during the periods indicated is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,069,080	$4.39	5.8
Granted	213,400	8.60	4.7
Exercised	(151,457)	1.40
Forfeited or expired	(100,000)	3.84

Outstanding at December 31, 2009	2,031,023	5.09	5.2

Granted	250,300	6.12	8.6
Exercised	(29,206)	3.92
Forfeited or expired	(119,238)	5.72

Outstanding at December 31, 2010	2,132,879	5.19	5.4

Granted	554,850	3.39	9.5
Exercised	(5,000)	2.67
Forfeited or expired	(625,625)	6.38

Outstanding at December 31,2011	2,057,104	4.35	6.6	$403
Vested and exercisable at December 31, 2011	1,627,329	4.08	6.3	302

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

During the years ended December 31, 2009, 2010 and 2011 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.82, $4.26 and $2.29 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $1,106, $87 and $5, respectively. The requisite service periods for options granted during 2009, 2010 and 2011 for employees and consultants were four years and for options granted to directors the requisite service periods were one year.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
				Number Exercisable	Weighted- Average Exercise Price
$1.00	48,952	.9 years	1.00	48,952	1.00
$1.01-$4.50	1,577,377	7.2 years	3.60	1,386,852	3.66
$4.51-$11.11	430,775	5.0 years	7.45	191,525	7.87

$1.00-$11.11	2,057,104	6.6 years	$4.35	1,627,329	$4.08

As of December 31, 2011, of the total 2,057,104 options outstanding 429,775 have not vested. Of this total unvested amount 181,075 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. There was $894 of total unrecognized compensation cost related to unvested options, of which approximately $486 will be recognized upon achievement of performance milestones and $408 upon completion of the requisite service period.

Warrants

Issued	2005	2006	2007	2009	Total
Outstanding at December 31, 2009	143,125	173,963	412,541	200,000	929,629
Exercised	(32,548)	(173,963)	(65,760)		(272,271)
Forfeited	(87,452)	—	—		(87,452)
Expired	(23,125)	—	—		(23,125)

Outstanding at December 31, 2010	—	—	346,781	200,000	546,781

Outstanding at December 31, 2011	—	—	346,781	200,000	546,781

In connection with the Company’s initial public offering in October 2005, the Company issued 150,000 warrants to the underwriters to purchase shares of the Company’s common stock at $6.25 per share. These five-year warrants contained a cashless exercise provision which was utilized in issuance in 2010 of 32,543 shares and forfeiture of 87,452 warrants.

As previously discussed in connection with the Company’s private placement in October 2006, the Company issued warrants to purchase up to 346,857 shares of the Company’s common stock at a price of $6.70 per share. According to the provisions of the warrant agreement, the Company called the outstanding balance of these warrants in 2010.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

As previously discussed in connection with the Company’s private placement in August 2007 the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At December 31, 2011, 346,781 of the 2007 warrants were outstanding. The warrants are exercisable for five years at a price of $8.00 per share.

In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. As of December 31, 2011, these warrants remain outstanding.

8.	Related Party Agreements (see also Note 4):

The Company has in place the following consulting agreements with related parties.

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, the former Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® and the Company’s business and financial strategy. Under this agreement, Mr. Castleman received compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $24 in each of 2009, 2010 and 2011. This consulting agreement was terminated in December 2011 at the time of Mr. Castleman’s resignation from the Company’s Board of Directors.

Consulting Agreement with Gerald Wagner, Ph.D.

In January 2007, Dr. Wagner, a former Director on the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $30 in each of 2009, 2010 and 2011. Dr. Wagner resigned from the Company’s Board of Directors in December 2011 with the consulting contract remaining in effect.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, but has subsequently been extended to run through September 2012, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day of consulting services rendered. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the years ended December 31, 2009, 2010 and 2011, Ms. Egger was paid $71, $60 and $8, respectively, under this agreement.

9.	Other Income (including gain on sale of discontinued operations):

During March 2007, the Company entered into an agreement with L’Oreal to study the feasibility of using the Company’s novel multi-spectral data collection technology for the evaluation and differentiation of pigmented skin lesions of cosmetic importance. Pursuant to the agreement, L’Oreal was responsible for all costs

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

and expenses incurred in connection with the Feasibility Program, and reimbursed the Company for expenses incurred by the Company with respect to the Feasibility Program. The Feasibility Program was concluded during 2009.

During the years ended December 31, 2008 and 2009, the Company earned $141 and $50 respectively, recorded as other income, to offset expenses incurred by the Company under the Feasibility Program with L’Oreal.

In 2005, the Company discontinued all operations associated with its DIFOTI product. Under an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”) to further develop and commercialize DIFOTI, KaVo pays the Company an annual royalty based on the number of DIFOTI related systems sold per calendar year. The Company began earning the contractual minimum royalty in the second half of 2008 and earned the minimum annual royalty in 2009, 2010 and 2011, respectively, as KaVo had not re-launched the product as of December 31, 2011.

10.	Income Taxes:

The Company has incurred net losses since inception, accordingly, it has not provided for income taxes for the years ended December 31, 2009, 2010 and 2011.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2009	2010	2011
Computed expected tax benefit	$(6,274)	$(6,774)	$(6,931)
State tax benefit, net of federal effect	(1,107)	(1,195)	(1,223)
Increase in the valuation allowance	7,381	7,969	8,154

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2011 are as follows:

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$16,681	$20,256
Capitalized research and developmental costs	20,389	24,023
Non-cash compensation	1,889	2,834

Total deferred tax assets	38,959	47,113
Less valuation allowance	(38,959)	(47,113)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2010 and 2011. The Company’s valuation allowance against its deferred tax assets increased by $7,381, $7,969 and $8,154 for the years ended December 31, 2009, 2010 and 2011, respectively.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $47 million to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future. However, any future equity raise by the Company may limit the use of these net operating loss carryforwards.

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

The Company does not have any unrecognized tax benefits which would favorably affect the effective tax rate if recognized in future periods, or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The earliest open tax year subject to examination is 2009.

11.	Quarterly Operating Results (Unaudited)

The following is a summary of operating results by quarter for the years ended December 31, 2010 and 2011:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Net loss	$(5,051)	$(4,591)	$(4,955)	$(5,326)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.20)	$(0.20)	$(0.21)
2011
Net loss	$(4,942)	$(4,810)	$(6,111)	$(4,522)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.20)	$(0.20)	$(0.21)

12.	Subsequent Event

In January of 2012, the Company entered into an expanded manufacturing agreement with ASKION to continue developmental engineering, production and testing of our hand-held component, and to also assemble and test the integrated finished MelaFind® system, including the cart, for units to be sold within the European Union.

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our Company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2011.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by COSO in Internal Control — Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

EisnerAmper LLP, the independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2011. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MELA Sciences, Inc.

We have audited MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MELA Sciences, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MELA Sciences, Inc. as of December 31, 2010 and December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

March 8, 2012

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Performance Graph

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Form of Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006).

4.3	Warrant dated May 7, 2009 issued by Electro-Optical Sciences, Inc. to Kingsbridge Capital Limited (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.8	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.9*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006).

10.10*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006).

10.11	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006).

10.12*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007).

10.13	Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007).

10.14	Common Stock Purchase Agreement dated as of May 27 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.15	Registration Rights Agreement dated as of May 7, 2009 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.( Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.16	Agreement of Lease, dated as of July 14, 2009, by and between Stanford Bridge LLC and Electro-Optical Sciences, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.17	Underwriter Agreement dated as of June 30, 2010 among MELA Sciences, Inc., Needham & Company, LLC and Leerink Swann LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2010)

Exhibit Number	Exhibit Title

10.18	Supply Agreement with Arrow Electronics, Inc., dated April 8, 2011 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 5, 2011).+

10.19	Underwriter Agreement dated as of December 15, 2011, among MELA Sciences, Inc., Leerink Swann LLC, Needham & Company, LLC and First Analysis Securities Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2011).

23.1#	Consent of EisnerAmper LLP

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01#	Interactive Data File

*	Indicates management compensatory plan, contract or arrangement

#	Filed herewith

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Joseph V. Gulfo, M.D.
Joseph V. Gulfo, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ Richard I. Steinhart Richard I. Steinhart	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/s/ Martin D. Cleary Martin D. Cleary	Director	March 9, 2012

/s/ Robert Coradini Robert Coradini	Director	March 9, 2012

/s/ Anne Egger Anne Egger	Director	March 9, 2012

/s/ Mark Fabiani Mark Fabiani	Director	March 9, 2012

/s/ John Goddard John Goddard	Director	March 9, 2012

/s/ James Noble James Noble	Director	March 9, 2012

/s/ David K. Stone David K. Stone	Director	March 9, 2012