Form 10-Q
period 2012-03-31
MELA SCIENCES, INC. /NY
filed 2012-05-03
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2012: 30,332,217 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$22,301,266	$27,996,871
Accounts receivable	12,078	—
Inventory	400,363	—
Prepaid expenses and other current assets	816,206	1,061,550

Total Current Assets	23,529,913	29,058,421
Property and equipment, net	2,411,815	1,626,791
Patents and trademarks, net	56,233	59,208
Deferred financing costs	62,391	62,391
Other assets	64,484	586,498

Total Assets	$26,124,836	$31,393,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $49,750 and $36,027 as of March 31, 2012 and December 31, 2011, respectively)	$940,117	$670,950
Accrued expenses	551,978	745,754
Deferred placement revenue	17,250	—
Other current liabilities	44,880	30,993

Total Current Liabilities	1,554,225	1,447,697

Long Term Liabilities:
Deferred rent	139,605	138,216

Total Long Term Liabilities	139,605	138,216

Total Liabilities	1,693,830	1,585,913

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 8)
Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 30,332,217 shares at March 31, 2012 and 30,307,538 at December 31, 2011	30,332	30,308
Additional paid-in capital	149,681,035	149,304,424
Accumulated deficit	(125,280,361)	(119,527,336)

Stockholders’ Equity	24,431,006	29,807,396

Total Liabilities and Stockholders’ Equity	$26,124,836	$31,393,309

*	Derived from the audited balance sheet as of December 31, 2011

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$11,250	$—
Cost of revenue	130,410	—

Gross profit	(119,160)	—
Operating expenses:
Research and development	2,434,758	2,576,128
General and administrative	3,217,491	2,393,120

Operating loss	(5,771,409)	(4,969,248)
Interest income	13,384	20,531
Other income, net	5,000	6,648

Net loss	$(5,753,025)	$(4,942,069)

Basic and diluted net loss per common share	$(0.19)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	30,313,905	25,262,538

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,753,025)	$(4,942,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,044	147,086
Noncash compensation	347,618	170,646
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,078)	—
Increase in inventory	(310,090)	—
Decrease in prepaid expenses and other current assets	155,071	156,014
Increase (decrease) in accounts payable and accrued expenses	75,391	(19,243)
Increase in deferred rent	1,389	8,478
Increase in deferred placement revenue	17,250	—
Increase in other current liabilities	13,887	7,093

Net cash used in operating activities	(5,316,543)	(4,471,995)

Cash flows from investing activities:
Purchases of property and equipment	(408,079)	(7,645)

Net cash used in investing activities	(408,079)	(7,645)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,310	—
Expenses related to 2011 Public Offering	(4,293)	—

Net cash provided by financing activities	29,017	—

Net decrease in cash and cash equivalents	(5,695,605)	(4,479,640)
Cash and cash equivalents at beginning of period	27,996,871	30,520,812

Cash and cash equivalents at end of period	$22,301,266	$26,041,172

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Reclassification of MelaFind® components from other assets to property and equipment	$522,014	$—

See accompanying notes to the financial statements

MELA SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

MELA Sciences, Inc., a Delaware corporation (the “Company”), is a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind® features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

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

During March 2012, the Company placed the first commercial MelaFind® systems in the U.S. and Germany, and intends to continue with a controlled launch of MelaFind® in selected U.S. and European markets.

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

In the first quarter of 2012, the Company supported MelaFind® pre-launch studies conducted by selected dermatologists in the U.S. and Germany. Enhancements to MelaFind® were effected based on information gathered in these pre-launch studies, leading to the first commercial MelaFind® systems being placed in the U.S. and Germany during March 2012.

Prior to the commercial launch of MelaFind® in the first quarter of 2012, the Company had not generated any revenues from MelaFind®.

The Company anticipates that it will continue to incur net losses for the foreseeable future in the commercialization of the Melafind® device and the further development of Melafind® and the Company’s technology. From inception, the Company has financed operations primarily through the sale of convertible preferred stock and subsequently sold common stock as part of an initial public offering in October 2005, private placements in November 2006 and August 2007, registered direct offerings which closed in August 2008 and July 2009, underwritten public offerings in July 2010 and December 2011, and the committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited in the second half of 2009 and first quarter of 2010.

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

As of March 31, 2012, the Company’s total of cash and cash equivalents was approximately $22.3 million. Management believes that this cash balance will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. However, the Company will need substantial funds to broaden the commercial expansion of MelaFind®, including development of a direct sales force and expansion of the Company’s contract manufacturing capacity. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. REVENUE RECOGNITION

The Company considers revenue to be earned when all of the following criteria are met: persuasive evidence a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. The Company’s agreements with dermatologists regarding the MelaFind® system combines the elements noted above with a future service obligation. While the Company is required to place the MelaFind® system with dermatologists for their exclusive use, ownership of the MelaFind® system remains with the Company. The Company generates revenue primarily from the sale of single-use electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. Additionally, in general the Company charges an initial installation fee for each MelaFind® system which covers training, delivery and supplies. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory costs include solely material purchases as the Company does not manufacture products.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2011, the FASB issued Accounting Standard Update No 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements of income and comprehensive income. The option of presentation of the components of other comprehensive income as part of the statement of change in the stockholders’ equity has been eliminated. This update was applied retrospectively and was effective for the Company for fiscal year beginning January 1, 2012. For the year ended December 31, 2011 and as of March 31, 2012, comprehensive loss was equal to net loss as the Company had no comprehensive income to report in either period.

6. NET LOSS PER COMMON SHARE

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

	March 31,
	2012	2011
Common stock options	2,079,306	2,142,879
Warrants	546,781	546,781

Total	2,626,087	2,689,660

7. STOCK-BASED COMPENSATION

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

The compensation expense recognized in the Statement of Operations in the first quarter of 2012 and 2011 for stock options amounted to $348 (of which $146 relates to performance milestones) and $171 (of which $15 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended March 31, 2012 was $33. There were not any options or warrants exercised during the three months ended March 31, 2011.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Expected life	6.5 years	6.5 years
Expected volatility	79.68%	76.32%
Risk-free interest rate	1.40-1.51%	2.72-2.92%
Dividend yield	0%	0%

The expected life of the options is based on the expected time to full-vesting, forfeiture and exercise. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At March 31, 2012, stock options to purchase 2,079,306 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2022.

During the three months ended March 31, 2012, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.62. For the three month period ended March 31, 2011, the weighted average fair value of options granted was $2.59. For the three months ended March 31, 2012 the total intrinsic value of options exercised was $74. During the three months ended March 31, 2011 no options were exercised.

The status of the Company’s stock option plans at March 31, 2012 is summarized in the following:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,057,104	$4.35	6.6
Granted	140,000	3.72	—
Exercised	(53,123)	3.17	—
Forfeited or expired	(64,675)	7.06	—

Outstanding at March 31, 2012	2,079,306	$4.25	6.8	$1,587

Vested and exercisable at March 31, 2012	1,563,106	$4.05	6.3	$1,263

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted- Average Exercise Price

$.01-$1.00	43,329	0.8 years	$1.00	43,329	$1.00
$1.01-$4.50	1,633,002	7.3 years	$3.60	1,343,652	$3.65
$4.51-$11.11	402,975	5.3 years	$7.24	176,125	$7.84

$.01-$11.11	2,079,306	6.8 years	$4.25	1,563,106	$4.05

As of March 31, 2012, of the total 2,079,306 options outstanding, 516,200 have not vested. Of this total unvested amount, 166,475 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.7 years.

As of March 31, 2012, of the $910 of total unrecognized compensation cost related to unvested options to be recognized, $517 is to be recognized over a period to be determined by performance-based milestones, and $393 is to be recognized over the requisite service period through 2016.

As of March 31, 2012, there were 1,578,639 shares available for future grants under the Company’s 2005 Plan.

8. COMMITMENTS, CONTINGENCIES and LITIGATION

The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,
2012 Remaining nine months	322
2013	461
2014	478
2015	478
2016	478

$2,217

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In April 2012, the Company entered into an agreement, effective May 1, 2012, to amend the existing lease for laboratory, assembly and office space which runs through December 2016. This amendment increases the previously leased space by 1,700 square feet at an annual rental of $22.

ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, is an integral member of the MelaFind® manufacturing and development team. ASKION produced the MelaFind® hand-held devices used in our pivotal clinical trials. In January of 2012, the Company entered into an expanded manufacturing agreement with ASKION to continue developmental engineering, production and testing of our hand-held device, and to assemble and test the integrated finished MelaFind® system, including the cart, for units to be sold within the European Union.

The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units used in the Company’s pivotal clinical trials and the commercial units currently being manufactured. This work is expected to continue on commercial MelaFind® units beyond 2012.

The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2012.

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

and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11 cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date. On November 18, 2011, plaintiffs filed their motion for leave to amend the consolidated amended complaint. On December 18, 2011, defendants filed an opposition to plaintiff’s motion for leave to amend the consolidated amended complaint. On February 8, 2012, plaintiffs filed their reply to defendants’ opposition to the motion. On March 16, 2012, plaintiffs filed a revised proposed second amended complaint. On, March 30, 2012, defendants filed a surreply in further opposition to the motion. On April 16, 2012, plaintiffs filed a surreply in further support of the motion.

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

9. STOCKHOLDERS’ EQUITY

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

The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. Legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF which is set to expire in May of 2012.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remains available under the Company’s 2010 shelf registration statement as of March 31, 2012.

As of March 31, 2012, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 30,332,217 shares issued and outstanding; and had 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding.

10. WARRANTS

	Issued 2007	Issued 2009	Total
Outstanding at December 31, 2011	346,781	200,000	546,781

Outstanding at March 31, 2012	346,781	200,000	546,781

In connection with the Company’s private placement in August 2007, the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At March 31, 2012, 346,781 of the 2007 warrants were outstanding. The 2007 outstanding warrants are exercisable at a price of $8.00 per share and if not exercised will expire in August of 2012.

In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5-year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at March 31, 2012.

No warrants were exercised during the three months ended March 31, 2012 and March 31, 2011, respectively.

11. RELATED PARTY CONSULTING AGREEMENTS

The Company has in place the following consulting agreements with related parties:

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, former member and the former Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® PMA application and the Company’s business and financial strategy. Under this agreement, Mr. Castleman received compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $6 in the three month period ended March 31, 2011. This consulting agreement was terminated in December 2011 at the time of Mr. Castleman’s resignation from the Company’s Board of Directors.

Consulting Agreement with Gerald Wagner, Ph.D

In January 2007, Dr. Wagner, Ph.D., a former member of the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company for consulting services related to the Company’s operations. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company paid consulting costs pursuant to this agreement of $7.5 in each of the three month periods ended March 31, 2012 and March 31, 2011. Dr. Wagner resigned from the Company’s Board of Directors in December 2011, with his consulting contract remaining in effect.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2012, and may be terminated by either party with 30 days notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. The Company did not pay Ms. Egger for consulting in the three month period ended March 31, 2012 and paid $22 in the three month period ended March 31, 2011. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009.

12. OTHER INCOME

During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the three months ended March 31, 2012 and March 31, 2011, the Company earned $5 as the pro-rated portion of the minimum royalty as KaVo has not re-launched the product as of March 31, 2012.

13. SUBSEQUENT EVENTS

In April 2012, the Company entered into an agreement, effective May 1, 2012, to amend the existing lease for laboratory, assembly and office space which runs through December 2016. This amendment increases the previously leased space by 1,700 square feet at an annual rental of $22.

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2011.

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include whether MelaFind® achieves market acceptance, as well as those discussed below under the heading “Risk Factors,” and elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Overview

We are a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind® features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of March 31, 2012, we had an accumulated deficit of approximately $125.3 million. We expect to continue to spend significant amounts on the commercialization and further development of MelaFind® and the development of our technology.

During March 2012, the Company placed the first commercial MelaFind® systems in the U.S. and Germany, and intends to continue with a controlled launch of MelaFind® in selected U.S. and European markets.

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

In the first quarter of 2012, the Company supported MelaFind® pre-launch studies conducted by selected dermatologists in the U.S. and Germany. Enhancements to MelaFind® were effected relating to information gathered in these pre-launch studies, leading to the first commercial MelaFind® systems being placed in the U.S. and Germany during March 2012.

Prior to the commercial launch of MelaFind® in the first quarter of 2012, the Company had not generated any revenues from MelaFind®.

The Company anticipates that it will continue to incur net losses for the foreseeable future in the commercialization of the Melafind® device and the further development of Melafind® and the Company’s technology. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

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

The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, 1,095,315 shares of common stock remain available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. Legal, accounting, and other costs associated with this agreement approximating $62 have been deferred and this remaining balance will be charged to equity as a reduction of future proceeds from the CEFF or operations should management decide to abandon the CEFF which is set to expire in May of 2012.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remains available under the Company’s 2010 shelf registration statement as of March 31, 2012.

Most of our expenditures prior to commercialization in March 2012 had been for research and development activities and general and administrative expenses. Research and development expenses represented costs incurred for product development, clinical trials, activities related to regulatory filings, and manufacturing development efforts. Subsequent to the commercial launch of MelaFind®, certain costs previously classified as research and development expenses are now classified as cost of sales or general expenses.

We expense all of our research and development costs as they are incurred.

To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments.

As of March 31, 2012, the Company’s total of cash and cash equivalents was approximately $22.3 million. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

Our cash and cash equivalents at March 31, 2012 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities (in thousands)

Net cash used in operations was $5,317 for the three months ended March 31, 2012. For the corresponding period in 2011, net cash used in operations was $4,472. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization and share-based compensation, the acquisition of MelaFind® consumables inventory and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, there was $408 net cash used in our investing activities, for the purchase of $82 in fixed assets and $326 in components to be used by our contract manufacturers in the production of MelaFind® systems. For the corresponding period in 2011, $8 net cash was used in our investing activities, principally for the purchase of fixed assets.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, there was $29 provided by our financing activities representing the net of additional costs from our 2011 public offering and the proceeds from the exercise of stock options. For the three months ended March 31, 2011, no net cash was provided by our financing activities.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2012, we had an accumulated deficit of approximately $125.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® commercialization process and expand our corporate infrastructure. We do not expect to generate significant product revenue until after we successfully commercialize MelaFind®. However, we will need substantial funds to broaden the commercial expansion of MelaFind® , including development of a direct sales force and expansion of our contract manufacturing capacity. The timing and amount of any additional funding the Company may require to broaden the commercial expansion of Melafind® will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing. We believe that our current cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the recent global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

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

Contractual Obligations (in thousands)

The following table summarizes our outstanding contractual obligations as of March 31, 2012, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	4-5 years
Operating leases	$2,217	$437	$943	$837

Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 20,000 square feet of space expires in December 2016. In April 2012, the Company entered into an agreement, effective May 1, 2012, to amend the existing lease for laboratory, assembly and office space which runs through December 2016. This amendment increases the previously leased space by 1,700 square feet at an annual rental of $22.

Results of Operations (in thousands)

In the first quarter of 2012, the Company supported MelaFind® pre-launch studies conducted by selected dermatologists in the U.S. and Germany. Enhancements to MelaFind® were effected based on information gathered in these pre-launch studies. The first commercial MelaFind® systems were placed in the U.S. and Germany during March 2012, and the applicable sales and cost of sales were recorded for the first time. For the first two months of 2012 the Company continued to record all transactions as an R&D company, as it had in 2011. Subsequent to the commercial launch of MelaFind®, certain costs previously classified as research and development expenses are now classified as cost of sales or general expenses. Sales and marketing efforts were increased in the first quarter of 2012 leading up to and subsequent to the commercial launch of MelaFind®.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales

Revenue of $11 and deferred revenue of $17 were recorded in the three months ended March 31, 2012 as the Company commenced its controlled commercial launch of the MelaFind® product during March 2012. Prior to the launch of MelaFind®, the Company had not recorded any product revenue or deferred revenue since the discontinuance of our Difoti product in 2005. In general, the Company signs a user agreement with its customers that includes a fee for the placement of the MelaFind® system and for the sale of its electronic patient record cards and consumables which are needed to operate the system. The Company is addressing unique aspects of the European marketplace through variations of the user agreement. Deferred revenue reflects the timed recognition of the placement fee revenue over the term of the user agreement, which is generally 2 years.

Cost of Sales

Costs of $130 were recorded as associated with the realization of MelaFind® revenue and deferred revenue during the three months ended March 31, 2012. These costs were made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables sold, the cost of the system access cards, and depreciation costs of the MelaFind® system placed with the customer which remains the property of the Company. Certain manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® along with technical support and quality costs are also recorded to cost of goods sold.

Research and Development Expense

Research and development (“R&D”) expenses experienced an overall decrease of $141 or 5% in the three months ended March 31, 2012 below the comparable period a year earlier. This decrease was principally the decrease in R&D labor and materials at Askion in Germany of $446 and the reclassification of certain post-launch expenses to general and administrative (“G&A”) offset by an increase of $384 in expenses related to clinical studies initiated in Germany prior to launch.

General and Administrative Expense

General and administrative expenses experienced an overall increase of $824 or 34% for the three months ended March 31, 2012 above the comparable period a year earlier. Within G&A, marketing costs represented $279 of the increase as compensation costs increased by $139 with the expansion of our sales force, expenses for consulting in Germany increased by $80 and expenses related to the American Academy of Dermatology conference increased by $42.

Other year-to-year increases in general and administrative costs for the three months ended March 31, 2012 include computer supplies and maintenance costs of $74, investor relations of $49, $43 in recruiting expenses and the classification as G&A of approximately $368 medical affairs and regulatory expense which would have been classified as R&D if incurred prior to launch.

Interest Income

Interest income for the three months ended March 31, 2012 decreased to $13 from $21 in the comparable period of 2011. Interest income decreased as a result of the deterioration of interest rates and smaller cash balances during the period in 2012.

Other Income

Other income for the three months ended March 31, 2012 was the $5 royalty minimum we earn each quarter from Kavo on the sale/licensing of our DEFOTI product.

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

Revenue Recognition

The Company considers revenue to be earned when all of the following criteria are met: persuasive evidence a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. The Company’s agreements with dermatologists regarding the MelaFind® system combines the elements noted above with a future service obligation. While the Company is required to place the MelaFind® system with dermatologists for their exclusive use, ownership of the MelaFind® system remains with the Company. The Company generates revenue primarily from the sale of single-use electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. Additionally, the Company generally charges an initial installation fee for each MelaFind® system which covers training, delivery and supplies. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

Stock-Based Compensation

We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees.”

We record compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, as interpreted by SEC Staff Accounting Bulletins No. 107 and No. 110. A compensation charge is recorded when it is probable that performance conditions will be satisfied, over the period estimated to satisfy the performance condition. The probability of vesting is updated at each reporting period and compensation is adjusted prospectively.

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

In connection with such service fees, our estimates are most affected by our projections of the timing of services provided relative to the actual level of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we are under or over our estimate of the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often subjective determinations. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. GAAP. This is done as of each balance sheet date in our financial statements.

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

Recent Accounting Pronouncements

In June, 2011, the FASB issued Accounting Standard Update No 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements of income and comprehensive income. The option of presentation of the components of other comprehensive income as part of the statement of change in the stockholders’ equity has been eliminated. This update was applied retrospectively and was effective for the Company for fiscal year beginning January 1, 2012. For the year ended December 31, 2011 and as of March 31, 2012, comprehensive loss was equal to net loss as the Company had no comprehensive income to report in either period.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11-cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 10-Civ-8774-JFM (“securities class action”). The securities class action plaintiffs assert violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and seek unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, the parties filed a stipulation on October 19, 2011 in which plaintiff stated its intention to file a motion seeking leave to amend its complaint. Defendants withdrew the outstanding motion to dismiss the current Amended Complaint without prejudice to renew it at a later date. On November 18, 2011, plaintiffs filed their motion for leave to amend the consolidated amended complaint. On December 18, 2011, defendants filed an opposition to plaintiff’s motion for leave to amend the consolidated amended complaint. On February 8, 2012, plaintiffs filed their reply to defendants’ opposition to the motion. On March 16, 2012, plaintiffs filed a revised proposed second amended complaint. On March 30, 2012, defendants filed a surreply in further opposition to the motion. On April 16, 2012, plaintiffs filed a surreply in further support of the motion.

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

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2011. In addition, the following risk factors have materially changed during the three months ended March 31, 2012:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the three months ended March 31, 2012 was approximately $5.8 million, and as of March 31, 2012, we had an accumulated deficit of approximately $125.3 million. Our research and development expenses may increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur significant sales, marketing, contract manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization and continue development of MelaFind® enhancements or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of March 31, 2012 we had approximately $22.3 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last ten years and we expect that our cash used by operations will increase significantly in each of the next several years. We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including development of a direct sales force and expansion of our contract manufacturing capacity. We also expect to continue to spend funds on research and development and product enhancements. Our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. The amount of funding we will need will depend on many factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1#	Production Agreement, dated as of January 6, 2012, by and between MELA Sciences, Inc and Askion GmbH.*

10.2#	Service Agreement, dated March 21, 2012, by and between MELA Sciences, Inc. and QUINTILES Commercial Germany GmbH.

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 3, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Production Agreement, dated as of January 6, 2012, by and between MELA Sciences, Inc and Askion GmbH.*

10.2	Service Agreement, dated March 21, 2012, by and between MELA Sciences, Inc. and QUINTILES Commercial Germany GmbH.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.