Form 10-Q
period 2012-06-30
MELA SCIENCES, INC. /NY
filed 2012-08-07
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2012, 30,519,319 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$17,211,098	$27,996,871
Accounts receivable	68,360	—
Inventory	473,454	—
Prepaid expenses and other current assets	664,463	1,061,550

Total Current Assets	18,417,375	29,058,421
Property and equipment, net	3,214,932	1,626,791
Patents and trademarks, net	53,258	59,208
Deferred financing costs	—	62,391
Deferred public offering cost	144,199	—
Other assets	71,235	586,498

Total Assets	$21,900,999	$31,393,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $50,000 and $36,027- as of June 30, 2012 and December 31, 2011, respectively)	$1,328,742	$670,950
Accrued expenses	976,775	745,754
Deferred revenue (ST)	47,334	—
Other current liabilities	43,270	30,993

Total Current Liabilities	2,396,121	1,447,697

Long Term Liabilities:
Deferred rent	140,994	138,216
Deferred revenue (LT)	40,640	—

Total Long Term Liabilities	181,634	138,216

Total Liabilities	2,577,755	1,585,913

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 8)

Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 30,332,217 shares at June 30, 2012 and 30,307,538 at December 31, 2011	30,332	30,308
Additional paid-in capital	150,057,460	149,304,424
Accumulated deficit	(130,764,548)	(119,527,336)

Stockholders’ Equity	19,323,244	29,807,396

Total Liabilities and Stockholders’ Equity	$21,900,999	$31,393,309

*	Derived from the audited balance sheet as of December 31, 2011

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$75,757	$—	$87,007	$—
Cost of revenue	372,048	—	502,458	—

Gross profit	(296,291)	—	(415,451)	—

Operating expenses:
Research and development	1,673,338	2,620,554	4,108,096	5,196,682
General and administrative	3,528,575	2,208,059	6,746,066	4,601,179

Operating loss	(5,498,204)	(4,828,613)	(11,269,613)	(9,797,861)

Interest income	9,021	13,934	22,405	34,465
Other income	4,996	5,022	9,996	11,670

Net loss:	$(5,484,187)	$(4,809,657)	$(11,237,212)	$(9,751,726)

Basic and diluted net loss per common share	$(0.18)	$(0.19)	$(0.37)	$(0.39)

Basic and diluted weighted average number of common shares outstanding	30,332,217	25,262,538	30,323,061	25,262,538

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,237,212)	$(9,751,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,395	283,785
Noncash compensation	774,493	734,222
Write off of unamortized financing costs	62,391	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(68,360)	—
Increase in inventory	(383,181)	—
Decrease (increase) in prepaid expenses and other current assets	306,814	(410,357)
Increase (decrease) in accounts payable and accrued expenses	888,813	(419,525)
Increase in deferred rent	2,778	16,956
Increase in other assets	(6,751)	—
Increase in deferred revenue	87,974	—
Increase (decrease) in other current liabilities	12,277	(647)

Net cash used in operating activities	(9,229,569)	(9,547,292)

Cash flows from investing activities:
Purchases of property and equipment	(1,390,572)	(30,811)

Net cash used in investing activities	(1,390,572)	(30,811)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,310	—
Expenses related to Public Offerings	(198,942)	—

Net cash used in financing activities	(165,632)	—

Net decrease in cash and cash equivalents	(10,785,773)	(9,578,103)
Cash and cash equivalents at beginning of period	27,996,871	30,520,812

Cash and cash equivalents at end of period	$17,211,098	$20,942,709

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Re-classification of MelaFind® components from other assets to property and equipment	$522,014	$—

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

The Company received the Food and Drug Administration’s (“FDA”) approval of the Pre-Market Approval (“PMA”) application for Melafind® in November 2011 and in September 2011 the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®. The Company initiated a controlled launch of MelaFind® in selected U.S. and German markets in March 2012. Prior to March of 2012 the Company had not generated any revenues from MelaFind®.

During the second quarter of 2012, the Company continued the MelaFind® controlled launch with additional installations of MelaFind® systems in both the U.S. and Germany. In the U.S., MelaFind® systems were placed principally in the Northeast with additional installations in certain Southeastern, Southwestern and Middle-Atlantic states.

The Company anticipates that it will continue to incur net losses for the foreseeable future in the commercialization of the Melafind® device, the conduct of a Post Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®, the further development of Melafind® and the Company’s technology and the expansion of its corporate infrastructure. From inception, the Company has financed operations initially through the sale of convertible preferred stock prior to becoming a public company in 2005 and subsequently through the sale of common stock

On June 15, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross proceeds of up to $20,000,000, from time to time, through an “at-the-market” equity offering program (“ATM Program”) under which Cowen will act as sales agent. There were no shares of the Company’s common stock sold through the ATM Program as of June 30, 2012.

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

As of June 30, 2012, the Company’s total of cash and cash equivalents was approximately $17.2 million. Management believes that this cash balance along with anticipated revenues and the utilization of the Company’s ATM Program will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. However, the Company will need substantial funds to broaden the commercial expansion of MelaFind®, including further development of a direct sales force and expansion of the Company’s contract manufacturing capacity.

The net proceeds anticipated from the ATM Program are intended to be used to continue the commercial launch of MelaFind® in the U.S. and the European Union, for continued research & development activities and for general corporate purposes, including working capital. There can be no assurances that the Company will be able to obtain additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

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

In the U.S., the Company generates revenue primarily from the sale of single-use electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

In Germany, the typical contract with dermatologists calls for a fixed monthly fee and a per patient usage charge. Revenue generated from German contracts is recognized when earned.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory costs only include material purchases as the Company does not manufacture its products.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2011, the FASB issued Accounting Standard Update No 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements of income and comprehensive income. The option of presentation of the components of other comprehensive income as part of the statement of change in the stockholders’ equity has been eliminated. This update was applied retrospectively and was effective for the Company for the fiscal year beginning January 1, 2012. For the periods ended June 30, 2011 and June 30, 2012, comprehensive loss was equal to net loss as the Company had no other comprehensive income or loss to report in either period.

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

	June 30,
	2012	2011
Common stock options	2,195,306	2,107,429
Warrants	546,781	546,781

Total	2,742,087	2,654,210

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

The compensation expense recognized in the Statement of Operations in the second quarter of 2012 and 2011 for stock options amounted to $426 (of which $199 relates to performance milestones) and $564 (of which $13 relates to performance milestones), respectively. For the six months ended June 2012 and 2011, compensation expense for stock options amounted to $774 (of which $345 relates to performance milestones) and $734 (of which $28 relates to performance milestones), respectively. No cash was received from options and warrants exercised under all share-based payment arrangements for the three month periods ended June 30, 2012 and 2011, respectively, and for the six month periods ended June 30, 2012 and 2011 cash received was $33 and $0, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Expected life	6.5 years	6.5 years
Expected volatility	73.55-79.68%	70.54-76.32%%
Risk-free interest rate	0.93-1.60%	2.47-3.34%
Dividend yield	0%	0%

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

At June 30, 2012, stock options to purchase 2,195,306 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and exercisable at various dates through 2022.

During the three months and six months ended June 30, 2012, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $2.71 and $2.68, respectively. For the three month and six month periods ended June 30, 2011, the weighted average fair value of options granted was $2.18 and $2.20, respectively. There were no options exercised in the three month period ended June 30, 2012. For the six months ended June 30, 2012 the total intrinsic value of options exercised was $74. For the three month and six month periods ended June 30, 2011 no options were exercised.

The status of the Company’s stock option plans at June 30, 2012 is summarized in the following:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,057,104	$4.35	6.6
Granted	350,563	3.93	—
Exercised	(53,123)	—	—
Forfeited or expired	(159,238)	6.12	—

Outstanding at June 30, 2012	2,195,306	$4.18	7.0	$211

Vested and exercisable at June 30, 2012	1,562,681	$4.01	6.4	$149

	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices				Number Exercisable	Weighted- Average Exercise Price
$.01-$1.00	43,329	0.6 years	$1.00	43,329	$1.00
$1.01-$4.50	1,696,502	7.4 years	$3.58	1,346,152	$3.63
$4.51-$11.11	455,475	6.2 years	$6.70	173,200	$7.73

$.01-$11.11	2,195,306	7.0 years	$4.18	1,562,681	$4.01

As of June 30, 2012, of the total 2,195,306 options outstanding, 632,625 have not vested. Of this total unvested amount, 235,425 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.9 years.

As of June 30, 2012, of the $986 of total unrecognized compensation cost related to unvested options to be recognized, $433 is to be recognized over a period to be determined by performance-based milestones, and $553 is to be recognized over the requisite service period through 2016.

As of June 30, 2012, there were 1,462,639 shares available for future grants under the Company’s 2005 Plan.

8. COMMITMENTS, CONTINGENCIES and LITIGATION

The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,

2012 Remaining six months	$216
2013	461
2014	478
2015	478
2016	478

$2,111

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In April 2012, the Company entered into an agreement, effective May 1, 2012, which amended the existing lease for laboratory, assembly and office space which runs through December 2016. This amendment increases the previously leased space by 1,700 square feet at an annual rental of $22.

ASKION GmbH (“ASKION”), located in Gera Germany, which specializes in precision optics, is an integral member of the MelaFind® manufacturing and development team. ASKION produced the MelaFind® hand-held devices used in our pivotal clinical trials. In January of 2012, the Company entered into an expanded manufacturing agreement with ASKION to continue developmental engineering, production and testing of our hand-held device, and to assemble and test the integrated finished MelaFind® system to be placed within the European Union.

The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units that had been used in the Company’s clinical trials and the commercial units currently being manufactured. This work is expected to continue on commercial MelaFind® units beyond 2012.

In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and ISO 9001 certified and ISO 13485 original equipment manufacturer of medical devices in New Jersey, to provide the assembled and tested MelaFind® systems for installation in the U.S.

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

9. STOCKHOLDERS’ EQUITY

In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 25, 2012. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share.

The CEFF terminated in May 2012 with 1,095,315 shares of common stock remaining unsold. Legal, accounting, and other costs associated with this agreement approximating $62 have been charged to operations in the quarter ended June 30, 2012 as the CEFF expired. The 200,000 warrants held by Kingsbridge remain outstanding and, if not exercised, will expire in May 2014.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remained available under the Company’s 2010 shelf registration at December 31, 2011.

On June 15, 2012 the Company entered into a sales agreement with Cowen and Company, LLC to sell shares of its common stock with aggregate gross proceeds of up to $20 million, from time to time, through an ATM Program. The common stock was offered and will be sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 15, 2012, in connection with a takedown from the Company’s effective shelf registration statement, leaving $22.2 million available under the shelf registration. There were no shares of Company common stock sold through this ATM Program as of June 30, 2012. During July 2012, there were 187,102 shares of Company common stock sold through the ATM for gross proceeds of approximately $0.7 million.

As of June 30, 2012, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 30,332,217 shares issued and outstanding; and had 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding.

10. WARRANTS

	Issued	Issued
	2007	2009	Total

Outstanding at December 31, 2011	346,781	200,000	546,781

Outstanding at June 30, 2012	346,781	200,000	546,781

In connection with the Company’s private placement in August 2007, the Company issued 5-year warrants to purchase up to 500,041 shares of the Company’s common stock. At June 30, 2012, 346,781 of the 2007 warrants were outstanding and exercisable at a price of $8.00 per share. At August 3, 2012, 60 months from their effective date, all 346,781 of the outstanding 2007 warrants expired.

In addition, in connection with the May 7, 2009 CEFF with Kingsbridge Capital, the Company issued a 5-year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at June 30, 2012 and, if not exercised, will expire in May of 2014.

No warrants were exercised during the three and six month periods ended June 30, 2012 and June 30, 2011, respectively.

11. RELATED PARTY CONSULTING AGREEMENTS

The Company has in place the following consulting agreements with related parties:

Consulting Agreement with Breaux Castleman

In June 2003, the Company entered into a consulting agreement with Breaux Castleman, a former member and the former Chairman of the Company’s Board of Directors, for consulting services related to the FDA approval of MelaFind® PMA application and the Company’s business and financial strategy. Under this agreement, Mr. Castleman received compensation for each month of services rendered. The Company made payments pursuant to this consulting agreement of $6 and $12 in the three and six month periods ended June 30, 2011. This consulting agreement was terminated in December 2011 at the time of Mr. Castleman’s resignation from the Company’s Board of Directors.

Consulting Agreement with Gerald Wagner, Ph.D

In January 2007, Dr. Wagner, Ph.D., a former member of the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company for consulting services related to the Company’s operations. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement may terminate at the option of Dr. Wagner or the Company at any time, by providing fifteen days’ prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The Company paid consulting costs pursuant to this agreement of $7.5 and $15 in the three and six month periods ended June 30, 2012 and June 30, 2011, respectively. Dr. Wagner resigned from the Company’s Board of Directors in December 2011, with his consulting contract remaining in effect.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, and has subsequently been extended to run through September 2012, and may be terminated by either party with 30 days’ notice. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day. The Company did not pay any amount to Ms. Egger for consulting in the three and six month periods ended June 30, 2012 and June 30, 2011, respectively. Ms. Egger was appointed to the Company’s Board of Directors in June 2009.

12. OTHER INCOME

During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the three and six months ended June 30, 2012 and June 30, 2011, respectively, the Company earned $5 and $10 as the pro-rated portion of the minimum royalty as KaVo has not re-launched the product as of June 30, 2012.

13. SUBSEQUENT EVENTS

During July 2012, 187,102 shares of Company common stock, for gross proceeds of approximately $0.7 million, were sold through the Company’s ATM Program. Approximately $19.3 million remains available under the ATM Program as of July 31, 2012. The Company had 30,519,319 shares of common stock issued and outstanding as of July 31, 2012.

In connection with the Company’s private placement in August 2007, the Company issued 5-year warrants to purchase up to 500,041 shares of the Company’s common stock. At June 30, 2012, there were 346,781 of the 2007 warrants outstanding and exercisable at a price of $8.00 per share. On August 3, 2012, 5 years after their effective date, all 346,781 of the 2007 outstanding warrants expired.

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”).

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include whether MelaFind® achieves market acceptance, as well as those discussed below under the heading “Risk Factors” in our Form 10-K and elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

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

We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of June 30, 2012, we had an accumulated deficit of approximately $130.8 million. We expect to continue to spend significant amounts on the commercialization and further development of MelaFind® and the development of our technology.

The Company received the Food and Drug Administration’s (“FDA”) approval of the Pre-Market Approval (“PMA”) application for Melafind® in November 2011 and in September 2011 the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®.

In the first quarter of 2012, the Company supported MelaFind® pre-launch studies conducted by selected dermatologists in the U.S. and Germany. Enhancements to the MelaFind® system were effected based on information gathered in these pre-launch studies. The Company initiated a controlled launch of MelaFind® in selected U.S. and German markets in March 2012. Prior to March of 2012 the Company had not generated any revenues from MelaFind®.

During the second quarter of 2012, the Company continued the MelaFind® controlled launch with additional installations of MelaFind® systems in both the U.S. and Germany. Additions were made to the direct sales force and field technical support capabilities of the Company commensurate with these additional installations and an increasing demand for MelaFind®. Also during the quarter, the production levels of our contract manufacturers were ramped up to address the increasing demand for MelaFind® systems. In the U.S., MelaFind® systems were placed principally in the Northeast with additional installations in certain Southeastern, Southwestern and Middle-Atlantic states.

The Company anticipates that it will continue to incur net losses for the foreseeable future in the commercialization of the Melafind® device, the conduct of a Post Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®, the further development of Melafind® and the Company’s technology and the expansion of its corporate infrastructure.

Liquidity and Capital Resources

In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 25, 2012. In connection with this CEFF, the Company issued a 5 year warrant, exercisable as of November 7, 2009, to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share.

The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the three or six months ended June 30, 2012 and June 30, 2011, respectively. The CEFF terminated in May 2012 with 1,095,315 shares of common stock remaining unsold. Legal, accounting, and other costs associated with this agreement approximating $62 have been charged to operations in the quarter ended June 30, 2012 as the CEFF expired. The 200,000 warrants held by Kingsbridge remain outstanding and, if not exercised, will expire in May 2014.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011. Approximately $42.2 million remained available under the Company’s 2010 shelf registration at December 31, 2011.

On June 15, 2012 the Company entered into a sales agreement with Cowen and Company, LLC to sell shares of its common stock with aggregate gross proceeds of up to $20,000,000, from time to time, through an ATM Program. The common stock was offered and will be sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 15, 2012, in connection with a takedown from the Company’s effective shelf registration statement, leaving $22.2 million available under the shelf registration. There were no shares of Company common stock sold through this ATM Program as of June 30, 2012. During July 2012, there were 187,102 shares of Company common stock sold through the ATM for gross proceeds of approximately $0.7 million.

Most of our expenditures prior to commercialization in March 2012 had been for research and development activities and general and administrative expenses. Research and development expenses represented costs incurred for product development, clinical trials, activities related to regulatory filings, and manufacturing development efforts. Subsequent to the commercial launch of MelaFind®, certain costs previously classified as research and development expenses are now classified as cost of sales or general and administrative expenses.

We expense all of our research and development costs as they are incurred.

To date, we have not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments.

As of June 30, 2012, the Company’s total of cash and cash equivalents was approximately $17.2 million. The Company will require additional funds to achieve significant commercialization of MelaFind®. However, there can be no assurances that the Company will be able to obtain additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

Our cash and cash equivalents at June 30, 2012 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities (in thousands)

Net cash used in operations was $9,230 for the six months ended June 30, 2012. For the corresponding period in 2011, net cash used in operations was $9,547. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges related to depreciation/amortization, share-based compensation, deferred rent, deferred revenue, the acquisition of MelaFind® related inventory and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, there was $1,391 net cash used in our investing activities, principally for the purchase of MelaFind® systems and components. For the corresponding period in 2011, $31 net cash was used in our investing activities, principally for the purchase of fixed assets.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, there was $166 used in our financing activities representing the net of expenses related to our ATM Program, additional costs from our December 2011 public offering offset, in part, by the proceeds from the exercise of stock options. For the six months ended June 30, 2011, no net cash was provided by or used in our financing activities.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At June 30, 2012, we had an accumulated deficit of approximately $130.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® commercialization process, the conduct of a Post Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®, the further development of Melafind® and the Company’s technology and the expansion of its corporate infrastructure. However, we will need substantial funds to broaden the commercial expansion of Melafind®. The timing and amount of any additional funding the Company may require to broaden the commercial expansion of Melafind® will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing. We believe that our current cash and cash equivalents, anticipated revenue and the utilization of the Company’s ATM Program will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the recent global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

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

Contractual Obligations (in thousands)

The following table summarizes our outstanding contractual obligations as of June 30, 2012, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	4-5 years
Operating leases	$2,111	$447	$947	$717

Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space which expires in December of 2016. The lease is for approximately 21,700 square feet of space including 1,700 square feet which became effective May 1, 2012. This amendment increased the annual rental by $22.

Results of Operations (in thousands)

In the six months ended June 30, 2012, the Company evolved from being exclusively an R&D company prior to the MelaFind® launch to a commercial company with the controlled installation of MelaFind® systems in the U.S. and Germany. Additions were made to the direct sales force and field technical support capabilities of the Company commensurate with these additional installations and increasing demand for MelaFind®. Also during the quarter, the production levels of our contract manufacturers were accelerated to address the increasing demand for MelaFind® systems. For the first two months of 2012 the Company continued to record all transactions as an R&D company, as it had in 2011. Subsequent to the commercial launch of MelaFind®, certain costs previously classified as research and development expenses are now classified as cost of sales or general administrative expenses. Sales and marketing efforts have been increased in the first six months of 2012 leading up to and subsequent to the commercial launch of MelaFind®.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales

Invoicing for the quarter totaled $147, with revenue of $76 and deferred revenue of $71 recorded in the three months ended June 30, 2012 as the Company continued its controlled commercial launch of the MelaFind® product which commenced during March 2012. Prior to the commercial launch of MelaFind®, the Company had not recorded any product revenue or deferred revenue since the discontinuance of our Difoti product in 2005. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and for the sale of its electronic patient record cards and consumables which are needed to operate the system. The Company is addressing unique aspects of the European marketplace through variations of the user agreement. Deferred revenue reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally 2 years.

Cost of Sales

Costs of $372 were recorded as associated with the realization of MelaFind® revenue and deferred revenue during the three months ended June 30, 2012. These costs were made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, and depreciation costs of the MelaFind® system placed with the customer which remains the property of the Company. Certain manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® along with technical support and quality costs are also recorded to cost of goods sold.

Research and Development Expense

Research and development (“R&D”) expenses experienced an overall decrease of $947 or 36% in the three months ended June 30, 2012 below the comparable period a year earlier. This decrease was principally due to the decrease in R&D labor and materials at Askion in Germany of $265 and the re-classification to general and administrative (“G&A”) expense of approximately $263 of regulatory expenses and $336 of clinical expenses, and the re-classification of approximately $75 of quality expenses to cost of sales.

General and Administrative Expense

General and administrative (“G&A”) expenses experienced an overall increase of $1,321 or 60% for the three months ended June 30, 2012 above the comparable period a year earlier. Within G&A, marketing costs represented $624 of the increase as compensation related costs increased by $259 with the expansion of our field and in-house sales force, expenses for consulting in Germany increased by $167, conference expenses increased by $82 and travel expenses increased by $103.

Other year-to-year increases in general and administrative costs for the three months ended June 30, 2012 include the re-classification to G&A of approximately $ 336 in clinical and $263 of regulatory expenses which would have been classified as R&D if incurred prior to launch, while non-marketing travel expense increased by $124.

Interest Income

Interest income for the three months ended June 30, 2012 decreased to $9 from $14 in the comparable period of 2011. Interest income decreased as a result of the deterioration of interest rates and smaller cash balances during the period in 2012.

Other Income

Other income for the three months ended June 30, 2012 and 2011, respectively, was principally the $5 royalty minimum we earn each quarter from Kavo on the sale/licensing of our discontinued DEFOTI product.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales

Invoicing in the first two quarters totaled $175, with revenue of $87 and deferred revenue of $88 recorded in the six months ended June 30, 2012 as the Company commenced its controlled commercial launch of the MelaFind® product during March 2012. Prior to the launch of MelaFind®, the Company had not recorded any product revenue or deferred revenue since the discontinuance of our Difoti product in 2005. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and for the sale of its electronic patient record cards and consumables which are needed to operate the system. The Company is addressing unique aspects of the European marketplace through variations of the user agreement. Deferred revenue reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally 2 years.

Cost of Sales

Costs of $502 were recorded as associated with the realization of MelaFind® revenue and deferred revenue during the six months ended June 30, 2012. These costs were made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables sold, the cost of the system access cards, and depreciation costs of the MelaFind® system placed with the customer which remains the property of the Company. Certain manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® along with technical support and quality costs are also recorded to cost of goods sold.

Research and Development Expense

Research and development (“R&D”) expenses experienced an overall decrease of $1,089 or 21% in the six months ended June 30, 2012 below the comparable period a year earlier. This decrease was principally due to the decrease in R&D labor and materials at Askion in Germany of $719, the re-classification to general and administrative expenses of approximately $486 of regulatory expenses and $482 of clinical expenses, and of approximately $118 of quality expenses to cost of sales. These decreases were offset by an increase of $311 in software development costs and an increase of $384 in expenses related to clinical studies initiated in Germany prior to commercial launch.

General and Administrative Expense

General and administrative expenses experienced an overall increase of $2,145 or 47% for the six months ended June 30, 2012 above the comparable period a year earlier. Within G&A, marketing costs represented $902 of the increase as compensation related costs increased by $398 with the expansion of our sales force, expenses for consulting in Germany increased by $247, conference expenses increased by $121 and travel expenses increased by $154.

Other year-to-year increases in general and administrative costs for the six months ended June 30, 2012 include the re-classification to G&A of approximately $ 482 in clinical and $486 of regulatory expense which would have been classified as R&D if incurred prior to launch, while non-marketing travel expense increased by $136.

Interest Income

Interest income for the six months ended June 30, 2012 decreased to $22 from $34 in the comparable period of 2011. Interest income decreased as a result of the deterioration of interest rates and smaller cash balances during the period in 2012.

Other Income

Other income for the six months ended June 30, 2012 and 2011, respectively, was the $10 royalty minimum we earned from Kavo on the sale/licensing of our discontinued DIFOTI product.

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

In the U.S., the Company generates revenue primarily from the sale of single-use electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company defers revenue for the undelivered service element based upon the relative standalone selling prices, and recognizes the associated revenue over the related service period, generally expected to be two years.

In Germany, the typical contract with dermatologists calls for a fixed monthly fee and a per patient usage charge. Revenue generated from German contracts is recognized when earned.

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

Recent Accounting Pronouncements

In June, 2011, the FASB issued Accounting Standard Update No 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements of income and comprehensive income. The option of presentation of the components of other comprehensive income as part of the statement of change in the stockholders’ equity has been eliminated. This update was applied retrospectively and was effective for the Company for the fiscal year beginning January 1, 2012. For the year ended December 31, 2011 and as of June 30, 2012, comprehensive loss was equal to net loss as the Company had no other comprehensive income or loss to report in either period.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2011. In addition, the following risk factors have materially changed during the three months ended June 30, 2012:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the six months ended June 30, 2012 was approximately $5.5 million, and as of June 30, 2012, we had an accumulated deficit of approximately $130.8 million. Our research and development expenses may increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur significant sales, marketing, contract manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization and continue development of MelaFind® enhancements or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of June 30, 2012 we had approximately $17.2 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last ten years and we expect that our cash used by operations will increase significantly in each of the next several years. We currently believe that our available cash and cash equivalents, utilization of our ATM and anticipated revenue will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including further development of a direct sales force and expansion of our contract manufacturing capacity. We also expect to continue to spend funds on research and development and product enhancements. Our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. The amount of funding we will need will depend on many factors, including:

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

Date: August 7, 2012

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