Form 10-K
period 2012-12-31
MELA SCIENCES, INC. /NY
filed 2013-03-05
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 30,138,724 shares of common stock held by non-affiliates of the registrant as of June 29, 2012 was $98,252,240 based on the last reported sale price of $3.26 per share on the Nasdaq Capital Market on June 29, 2012. (For this computation, the registrant excluded the market value of all the shares of its common stock held by Directors and Officers of the registrant holding approximately 0.6% of the registrant’s outstanding shares; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. There were no shareholders holding at least 10% of the Company’s common stock). The number of shares outstanding of the registrant’s common stock as of February 28, 2013 was 43,037,144 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

MELA SCIENCES, INC.

2012 FORM 10-K ANNUAL REPORT

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

Item 1.    Business

Overview

We are a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (i.e. in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind®, features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision whether to biopsy the lesion.

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

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval for MelaFind®. On March 7, 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the first phase of the commercial launch of its breakthrough product for melanoma detection.

In 2012 the Company evolved from a research and development company to a commercial enterprise. The first commercial MelaFind® systems were placed in working office settings to obtain critical market feedback from dermatologists and their patients. The Company utilized this information to adapt the MelaFind® interface and to make system enhancements to optimize the user experience, accordingly. The market feedback from the initial installations was also used to determine the optimal medical messaging to dermatologists and patient-directed materials in order to effectively communicate the features and benefits of MelaFind®.

The training program for dermatologists, part of the U.S. Food and Drug Administration (“FDA”) approval of MelaFind®, was put into practice at launch. The training of the dermatologists and their staffs includes the appropriate use of MelaFind® and how best to integrate MelaFind® into their practices, protocols and algorithms for melanoma detection.

During 2012, the Company put in place and developed several critical capabilities to support its commercialization goals. Included among these added capabilities were sales and marketing leadership and staff; technical support and field installation resources; implementation of CRM (Customer Resource Management) and ERP (Enterprise Resource Planning) business systems, and expanded and optimized manufacturing processes with the Company’s critical business partners.

The initial launch of MelaFind® was controlled and deliberate, focused primarily on the U.S. Northeast and several select cities in Germany. Midway through 2012, the scope was widened beyond these select cities and at December 31, 2012, we had over 100 signed user agreements with our customers throughout the U.S. and Germany. Management estimates that this phase of the commercial launch will be complete when approximately 275 user agreements are signed (roughly 200 in the US and 75 in Germany). The second phase of the MelaFind® launch will focus primarily on driving MelaFind® utilization.

Prior to the commercial launch of MelaFind® commencing in the first quarter of 2012, the Company had not generated any revenues from MelaFind®.

Skin cancer is the most common form of cancer in the U.S. More than 3.5 million skin cancers in over two million people are diagnosed annually. Each year there are more new cases of skin cancer than the combined incidence of cancers of the breast, prostate, lung and colon. Melanoma is responsible for approximately 75% of skin cancer fatalities and is the deadliest of all skin cancers as there currently is no cure for advanced stage melanoma. However, detection of early melanoma can lead to virtually a 100% cure rate. Advanced stage melanoma is costly to treat and is responsible for approximately 90% of the total spending on melanoma treatment in the US, costing up to $160,000 per patient. If diagnosed early, however, early melanoma is almost always cured by simple resection at a cost of approximately $4,500 per patient. The cost of treating a Stage IV melanoma is estimated to be more than 22 times the cost of treating a melanoma at the melanoma in situ stage.

Because detection of early melanoma is critical to survival, the American Cancer Society recommends that all Americans over the age of 20 undergo complete skin examinations during their periodic health check-ups. Individuals with dysplastic nevi, a type of pigmented skin lesion associated with an increased risk of melanoma, warrant more frequent observation.

Melanomas are mainly diagnosed by dermatologists and/or primary care physicians using visual clinical evaluation. Physicians assess pigmented skin lesions using the “ABCDEPRU” criteria; Asymmetry, Border irregularity, Color variegation, Diameter greater than 6 mm, Evolving — change in “ABCD” over time, Patients concern, Regression and Ugly duckling. This assessment is subjective and results in missed melanomas as well as a highly variable ratio of benign lesions biopsied to melanomas detected. This biopsy ratio is as high as 50 to 1 for dermatologists and up to 80 to 1 for primary care physicians.

We designed MelaFind® to aid in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy to rule out melanoma. MelaFind® acquires and displays multi-spectral (from blue to near infrared) and dermoscopic Red Green Blue (“RGB”) digital data from pigmented skin lesions. It uses automatic data analysis and statistical pattern recognition to help identify lesions to be considered for biopsy to rule out melanoma, the deadliest form of skin cancer.

To date, MelaFind® has been developed, trained and tested on a proprietary database of over 10,000 skin lesions from more than 7,000 patients at over 40 clinics. The Company believes this is the largest such database in the U.S. and a substantial barrier to competition. The landmark MelaFind® pivotal trial, one of the largest prospective clinical studies ever conducted in melanoma detection, achieved sensitivity of greater than 98% (95% lower confidence bound) and specificity statistically significantly higher than that of study clinicians.

We believe that with the assistance provided by MelaFind®, dermatologists could diagnose more melanomas at the most curable stages with fewer false positive biopsies, which would reduce both treatment costs and the number of biopsies of benign moles, and improve quality of life. Our goal is for MelaFind® to become an integral part of the standard of care in melanoma detection.

The Market Opportunity

Cancer of the skin (non-melanoma and melanoma skin cancers combined) is the most common of all cancers, with over 3.5 million skin cancers in over 2 million people diagnosed annually, and is estimated to account for almost 50% of all cancers. Melanoma is the deadliest form of skin cancer. It is estimated that more than 135,000 new cases of melanoma will be diagnosed in the U.S. in 2013 — more than 61,300 non-invasive (in situ) and more than 76,690 invasive. Melanoma causes one death every hour of every day of the year in the U.S. There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects that 9,480 of the more than 12,000 skin cancer deaths in 2013 will be from melanoma. Because approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

Melanoma can be fatal if left untreated. If diagnosed and removed early in its evolution, when confined to the outermost skin layer and deemed to be “in situ,” it has a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer still have excellent cure rates (greater than 90%). However, once the cancer advances into the deeper layers of skin, the risk of metastasis (spreading to other parts of the body) increases. Metastases can occur when the tumor enters into lymphatic channels and newly formed blood vessels, potentially resulting in significant morbidity (illness) and mortality (death). Once the cancer has advanced and metastasized to other parts of the body, it is difficult to treat. At this advanced stage, the five-year survival rate is about 15% to 20%. Moreover, survival prospects for those with advanced melanoma have not significantly improved over the past three decades.

Melanoma is currently the fastest growing cancer and the subject of significant attention in the medical community. The incidence rate of melanoma has doubled since 1973. While there has been a 20% decline in cancer deaths overall since 1991, melanoma is one of three cancers facing increasing rates. According to a study from the Mayo Clinic, the incidence of melanoma increased eightfold among women under 40 and fourfold among men under 40 from 1970 to 2009. Unlike many other common cancers, melanoma has a wide age distribution. In fact, it is one of the more common cancers in people younger than 30, the most common cancer in adults aged 25 to 29, the leading cause of cancer death in women ages 25 to 30 and second only to breast cancer in women ages 30 to 34.

Melanoma is virtually 100% curable if caught early, though no cure is currently available for advanced-stage melanoma. In early 2013, the Company sponsored a national survey with 2109 participants conducted by Harris Interactive that found that only 24% of Americans have had a skin cancer screening with a dermatologist. The Company believes this finding communicates an urgent need to educate people about the importance of early detection.

Our Strategy

Our objective is for MelaFind® to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:

•

Establish MelaFind® as the leading technology for assisting in the detection of melanoma.    We have invested considerable capital and expertise into developing our core technology platform, which is protected by sixteen U.S. and three Australian patents. We will continue to refine and optimize this technology in order to position MelaFind® as the leading system for assisting in the detection of melanoma.

•

Commercialize MelaFind® using multiple sales and marketing strategies.    We commenced commercialization in March 2012 and continued with a controlled launch of MelaFind® in selected U.S. and European markets. Our marketing efforts focus on high volume, integrated dermatology practices and skin cancer specialists, in key regions of the U.S. and Europe. To enter the larger general dermatology markets in the U.S. and internationally, we may establish partnerships with pharmaceutical and/or diagnostic/device companies that have an established presence in these markets. The Company anticipates that in addition to the continued placement of MelaFind systems, its strategy will also focus on driving MelaFind® utilization. Our plan is for dermatologists to offer their patients examinations with MelaFind® on a self-pay per patient basis. Once there is sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.

•

Publication and education strategy.    We are executing a publication strategy of providing information for continuing medical education efforts in order to communicate the potential of MelaFind® to improve patient care. The Company committed to conduct a Post-Approval Study (“PAS”) of MelaFind® as a condition of its approval by the FDA. In addition to the PAS, we have sponsored clinical trials in order to evaluate MelaFind® in the clinical setting. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings and that these studies will help to demonstrate the potential of MelaFind® to improve patient care. We anticipate that its adoption by physicians and ultimate reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings.

Additionally, our strategy may include the potential acquisition of complementary products and technologies in the dermatological arena.

Limitations of Current Melanoma Diagnosis

Melanoma is mainly diagnosed by dermatologists and primary care physicians using visual clinical evaluation. This subjective interpretation relies on physician experience and skill. In contrast, MelaFind® delivers an objective assessment based on numerical scores assigned to the clinically atypical skin lesion under evaluation. Further, clinical examination is limited to the surface appearance of the clinically atypical pigmented skin lesion, whereas MelaFind® utilizes information derived from up to 2.5 mm below the skin surface.

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

MelaFind® Product Description

MelaFind® is a non-invasive system to aid in the detection of melanoma. The MelaFind® system produces a report at the-point-of-care to assist in the diagnostic process. MelaFind® employs light of multiple wavelengths to obtain data from clinically atypical lesions; and then the data are analyzed against our proprietary database of melanomas and benign lesions using our sophisticated algorithms. The MelaFind® report contains objective information about the lesion that may not be otherwise available, including information useful in making the decision whether to biopsy the lesion. The key components of the MelaFind® system are:

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

Our proprietary database of pigmented skin lesions, which includes in vivo MelaFind® data and corresponding histological results of over 10,000 biopsied skin lesions from over 7,000 patients, which we believe to be the largest such database in the U.S. and a substantial barrier to competition.

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

History of MelaFind®

MelaFind® Pivotal Clinical Trial

The MelaFind® Pre-Market Approval (“PMA”) application was submitted to the FDA in June 2009. A pivotal clinical trial was conducted at seven centers across the U.S. and included 1,831 pigmented skin lesions from 1,383 patients. A binding Protocol Agreement with the FDA stipulated the sensitivity and specificity endpoints that should be used to determine the safety and effectiveness of MelaFind®. MelaFind® detected 112 of 114 (98% measured sensitivity; lower confidence bound of 95%) melanomas that were eligible and evaluable for primary sensitivity endpoint analysis, and 125 of 127 (98% measured sensitivity; lower confidence bound greater than 95%) melanomas overall. Importantly, MelaFind® detected 172/175 melanomas and “high grade lesions” (98% sensitivity; lower confidence bound greater than 95%). The Protocol Agreement called for sensitivity endpoints of greater than 95% lower confidence bound (a lower confidence bound of greater than 95% indicates that if the study were repeated, there would be less than a 5% chance that the sensitivity would be below 95%). MelaFind®’s specificity (9.5%), the ability to accurately rule out disease, was significantly superior to that of the study dermatologists (3.7%), who are skin cancer experts (p-value less than 0.02). The Protocol Agreement called for MelaFind® to be more specific than the study physicians at a p-value of less than 0.05 (a p-value of less than 0.05 indicates a less than 5% probability that the observed difference was due to chance).

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

In November 2011, the Company received written approval from the FDA for the MelaFind® PMA. The Company committed to conduct a PAS of MelaFind® as a condition of PMA approval. Agreement with the FDA on the study protocol was reached and the study was initiated during 2012. The Company anticipates that the PAS could be costly and time consuming to complete.

In September 2011, the Company received Conformite Europeenne (“CE”) Mark approval for MelaFind®.

Hardware and Software History

ASKION GmbH (“ASKION”), located in Germany, which specializes in precision optics, has become an integral member of our MelaFind® development team and we expect to continue to work with ASKION for the foreseeable future. ASKION produced the MelaFind® hand-held components used in our pivotal clinical trials and is continuing to build those units for commercial placement. ASKION also performs other developmental activities with respect to MelaFind®.

The Company, primarily through ASKION, engages Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units used in the Company’s pivotal clinical trial and in the units now being manufactured for placement. This work is expected to continue for MelaFind® units through 2013.

The Company has obtained Underwriters’ Laboratories (“UL”) certification and Certification Bodies’ Scheme (“CB”) test certification for MelaFind®. The Company has received ISO 13485 certification of the Company’s comprehensive management system for the design and manufacture of medical devices.

MelaFind® Sales and Marketing

The Company offers MelaFind® to dermatologists as a non-invasive, point-of-care service that provides additional information about specific moles during a skin exam. Typically, customers pay a fee for placement of the system in their offices and additional fees based on usage. This approach is intended to provide us with recurring revenue corresponding to the number of patients examined and to provide the dermatologist with access to our technology without a significant capital investment. We have established a direct sales force to place MelaFind® in the U.S. and Europe (initially in Germany), focused on introducing it at high-volume dermatologists’ offices and training their staffs in its use. As we continue to increase the number of MelaFind® placements in dermatology practices, we may continue to increase our sales force or possibly establish partnerships to accelerate the product introduction and to maximize the breadth of the commercial opportunity. While we are exploring potential partnership opportunities we have not yet established any such arrangements.

We have, however, recently added a new division to our sales team called, System Operation Specialists. This team strategically works alongside our sales force to train office staff on the proper use of the MelaFind® system and to help implement flow and efficiency models to seamlessly integrate the system into normal office procedures.

In addition to continuing to drive the placements of MelaFind®, we have also developed key strategies that we believe will increase the everyday use of the system, as we strive to have MelaFind® become the new standard of care in melanoma detection. We have engaged a national public relations (“PR”) agency to generate awareness for MelaFind® in the health/beauty/wellness arena, targeting all of our primary demographics. The intent of this PR campaign is to position MelaFind® as the leader/expert in melanoma detection among print, broadcast and web media tapping into a broader platform around skin cancer prevention. The Company will continue to work to build awareness and education around the various stages of melanoma and how MelaFind® can help dermatologists in their efforts to detect melanoma at its most curable stage.

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

Our Reimbursement Strategy

We may pursue Current Procedural Terminology (“CPT”) code and private insurance coverage, as appropriate, following our initial commercialization efforts, which are on a self-pay basis. We are aware of no CPT code that is specifically applicable to the use of MelaFind®. We have engaged the services of expert consultants with extensive experience in the CPT, coverage and payment decision processes to assist us in our strategy.

In the U.S., healthcare providers that utilize medical systems such as MelaFind® generally rely on third-party payers, including Medicare, Medicaid, private health insurance carriers, and managed care organizations, to reimburse part, but not necessarily all, of the costs and fees associated with the procedures performed using these devices. Public and professional concern about the cost of medical care and new technologies has evoked a variety of remedies. Third-party payers are increasingly challenging the pricing of medical products and procedures. Guidelines have been established that recognize the need for clinical strategies to assess the cost-effectiveness of new diagnostic tools or procedures (Evidence-Based Medicine), in the hope of reducing the variations in diagnostic and treatment protocols and reducing healthcare expenditures. Insurers are also attempting to curb over utilization by applying a rational analysis of the costs versus benefits of new technologies.

It is critical to build a sufficient body of evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. Following initial commercialization of MelaFind ®, we will consider submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that MelaFind ® is reasonable and necessary for the Medicare population, we would expect that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing MelaFind ® in the practice setting. In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC. Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We would expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels at a future date. We believe it is likely that initially the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of MelaFind ® to determine the impact of the product in their systems.

One of the keys to securing reimbursement is the desire of physicians to use a new technology in order to enhance their diagnostic acumen and improve the standard of care. Likewise, we believe that once patients become aware of the availability of MelaFind ®, they may request that their physicians utilize MelaFind ®. We believe that MelaFind ® will represent an improvement in the standard of care for the detection of melanoma. As such, we anticipate that its adoption by physicians and reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings including the American Academy of Dermatology’s annual and regional meetings. We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of MelaFind ® to improve patient care. In addition to the PAS, we also plan to sponsor clinical trials in order to evaluate MelaFind® in the clinical setting. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings and that these studies will help to demonstrate the potential of MelaFind ® to improve patient care.

We recognize that a favorable reimbursement environment could have a significant impact on MelaFind®’s adoption and commercial success. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication. We have anticipated this need and we plan to employ an active strategy to obtain medical coverage, identify appropriate coding and establish adequate payment.

Competition

We are not aware of any system which is directly competitive to MelaFind®. A number of systems for visualization and assessment of pigmented skin lesions are in use or in development. These include clinical (naked eye) examination, whole body mole mapping systems, dermoscopes (also known as “dermatoscopes”), digital dermoscopes, spectrophotometric intercutaneous analysis (analysis of skin structures through measurement of how they absorb light of different wavelengths), confocal microscopy, spectrophotometric (color) analysis and several newly identified light-based approaches. These systems rely on physician experience and expertise in recognizing patterns that are associated with melanoma and non-melanoma in order to render an interpretation and diagnosis.

The current primary method for detecting melanoma relies on physicians to interpret whether a pigmented skin lesion is suspicious for melanoma (thereby requiring biopsy) based on their ability to recognize patterns using clinical examination. Physicians use the “ABCDE” criteria: Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving-change in “ABCD”, in their assessment. Recently the letters “PRU” have been added to the criteria; Patient concern, Regression and Ugly duckling. Physicians also use whole body mole mapping which consists of periodic photography of patients, typically those at high risk for developing melanoma. The pictures are reviewed clinically. This service is provided at some diagnostic imaging centers and dermatology offices. DigitalDerm, Inc. offers MoleMapCD ® a computerized system for acquisition, storage, and review of the pictures and Melanoscan, Inc. offers a similar sequential photography system. MoleSafe also offers whole body mapping in clinics across the U.S.

Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (U.S.), Heine Optotechnik (Germany), Riester Medical (Germany) 3Gen, LLC (U.S.), and others. Several manufacturers, such as FotoFinder Systems, GmbH (Germany), are selling apps and hardware that allow an Apple iPhone to be used as a dermoscope.

Dermoscopy is a tool used by approximately 25% of dermatologists in the U.S. and is associated with a long learning curve. Physicians experienced in the use of dermoscopy have been shown to have an increased diagnostic accuracy of 10% to 20% over clinical examination. Although some digital dermoscopes provide information regarding the probability that a lesion may be melanoma compared to a database of lesions, no system, to our knowledge, is under PMA development for objective interpretation.

Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at a larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), manufacturers of the Molemax™ family of digital systems, Biomips Engineering (Italy) and FotoFinder Systems, GmbH the manufacturers of the FotoFinder group of instruments.

ViseoMed, AG a German company, has developed microDerm, a digital dermoscopy system that documents images and analyzes lesions for early recognition of skin cancer including melanoma. The microDerm is comprised of one camera which takes both microscopic images and clinical images in High Definition quality. Using the company’s DANAOS software the system is designed to calculate a classification value of a particular lesion designed to support the physician.

Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. MedX Health Corp.’s product, SIMSYS MoleMate, uses this method. The system, also called SIAscopy, integrates non-harmful light and digital imaging to evaluate lesions in five distinct views. This software produces a rating “score” for scanned lesions.

Caliber Imaging & Diagnostics, Inc. (formerly Lucid, Inc.) (US) markets cellular imaging and diagnosis products which utilize confocal microscopy. Their product line, VivaScope, is used for non-invasive visualization of skin structures at the cellular level. Researchers at Vanderbilt University are developing technology called Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. In addition, Verisante Technology, Inc. has received a CE Mark and approval from Health Canada for technology it has licensed from The British Columbia Cancer Agency, an agency of the Provincial Health Services Authority, for skin cancer detection. The company’s product, the Aura, uses NIR Raman Spectroscopy and autofluorescence spectroscopy to identify spectral changes associated with the biochemistry of skin cancer cells in less than a second.

We also compete with other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and with molecular and genetic screening tests. Molecular-based approaches are also being investigated; for example Dermtech, Inc. (U.S.) is exploring Messenger RNA analysis of surface cells. Dermtech’s core technologies are 1) the patented, non-invasive EGIR™ (Epidermal Genetic Information Retrieval) technique that uses an adhesive to painlessly collect cells from the upper layer of the skin, and 2) multi-gene biomarkers that are generated using microarray analysis. The ribonucleic acid (“RNA”) from these cells is then isolated, amplified, and analyzed using molecular biology tools. To date, Dermtech has patented three biomarkers that can be used to identify and correlate changes in the gene expression profile of RNA obtained from the skin with the presence of certain diseases.

Scibase AB is developing electrical impedance technology for melanoma detection. The method is called electrical impedance spectroscopy (EIS). It is based on a technology that uses the varying electrical properties of human tissue to categorize the cell structures and thereby detect malignancies. On August 1, 2012 Scibase announced top line results from its clinical trial called “SIMPS” (SciBase International Melanoma Pivotal Study).

Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to detect anomalies in human tissue to support the diagnosis of melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. The company is currently conducting a clinical trial in the United Kingdom.

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

Michelson Diagnostics Ltd, a UK based developer and manufacturer of Optical Coherence Tomography (OCT) products, has U.S. FDA 510(k) clearance for its VivoSight™ OCT scanning product for non-melanoma skin cancers. VivoSight™ is a Multi-Beam OCT system indicated for use in the two-dimensional, cross-sectional, real-time imaging of external tissues of the human body. VivoSight™ is a Fourier-Domain OCT scanner that provides sub-surface images of tissue at far higher resolution than is possible with existing technologies such as ultrasound, CT or MRI, in 2D and 3D and in real time, using an easy-to-use lightweight hand-held probe.

Cascade Technologies Corp through its wholly owned subsidiary Spectral Molecular Imaging (a development stage company), is using what it calls “hyperspectral-optical” technology to advance early diagnosis of cancer and pre-cancer conditions. The company’s SkinSpect™ device is being developed for non-invasive diagnosis of and screening for skin cancer.

Agfa Healthcare announced in September 2012 that it was launching its SKINTELL a high-definition optical coherence tomography system. This device allows the clinician to have three viewing modes of the lesion of interest. The operator can choose slice view, 3D view, and a unique parallel to the skin perspective. SKINTELL is not available in the U.S. or Canada.

The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Since MelaFind® is approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as Raytheon Corporation, General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG Deutschland and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with MelaFind®.

Manufacturing

We are currently focusing the manufacturing efforts of our contract manufacturers on building MelaFind® systems and in optimizing efficiency and larger-scale manufacturing. To support our commercial marketing of MelaFind®, we have contracted with ASKION in Germany, an ISO 9001 and ISO 13485 certified manufacturer, which specializes in precision optics. Through ASKION, we have contracted with Zeiss, an international optics house, to supply lenses and lens assemblies to be used in the hand-held components. ASKION will provide the system integration for MelaFind® systems to be placed in Europe.

In addition, we are utilizing Nexcore Technology Inc., an FDA GMP compliant and ISO 9001 and ISO 13485 certified original equipment manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems incorporating the hand-held devices along with the processing computer, software and operator controls for MelaFind® systems to be placed in the U.S.

Research and Development Efforts

We continue to develop refinements and improvements to the hardware and software, including lesion classification algorithms, some of which are likely to require approval of a PMA supplement. Our research and development (“R&D”) plan also includes further improvements such as faster and easier software downloads for future versions.

We have performed feasibility studies of a MelaFind® software add-on feature called MelaMetertm , an enhancement to MelaFind® that provides information regarding the depth of penetration of a pigmented skin lesion. This information may be useful to physicians in determining the necessary depth and breadth of a biopsy of a pigmented skin lesion. Initial clinical studies of MelaMetertm demonstrate the ability of MelaMetertm to non-invasively estimate the Breslow thickness (the thickness of a cutaneous malignant melanoma measured from the epidermis to the deepest malignant cells present) comparably to histological examination of excised lesions. We plan to continue the development of MelaMetertm and seek FDA approval for it, as appropriate.

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

The Company spent approximately $11,497, $9,656 and $6,792 in 2010, 2011 and 2012, respectively, on R&D. With the commercial launch of MelaFind®, certain costs previously included under R&D, such as costs associated with the PAS, will in the future be recorded as general and administrative costs. R&D efforts going forward will focus on refinements to MelaFind® as well as new, complementary technology.

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. Currently, we have twenty issued U.S. patents in force, plus two that are projected to issue in 2013, and these patents have numerous foreign counterparts issued and pending. Of those issued, sixteen U.S. patents and three Australian patents relate to various aspects of MelaFind® technology. Two of the U.S. patents are design patents, while all others are utility patents. In addition, we have ten more U.S. utility patents currently pending, all of which relate to MelaFind®. Of the many pending foreign patent applications that relate to MelaFind ® , ten are currently in the European regional phase (with the European Patent Office), ten are pending in Australia, nine in Canada, three in Japan, and four in Hong Kong. Also, we have obtained non-exclusive licenses from several of our suppliers for critical components of MelaFind®. We have not granted any significant licenses with respect to our intellectual property other than licenses granted in connection with our DIFOTI product, which was discontinued in 2005.

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

We have active U.S. trademark registrations for the word marks: MELA, MELA SCIENCES, MELAFIND and MELARECORD, as well as for our “MelaFind®” word-plus-design (logo) mark. The “MELA,” “MELA SCIENCES,” “MELAFIND” and “MELARECORD” word marks are currently registered in the European Union and Australia, and “MELAFIND” also in New Zealand. (Any combinations of upper- and lower-case letters in any style or color, are covered by “standard character” word mark registrations, indicated here by upper-case lettering.) For the “MELAFIND” word mark and “MelaFind” logo, the description of goods in International Class 10 covered by the U.S. registration is: “medical devices, namely, electro-optical devices incorporating hardware for obtaining digital data in different spectral bands and software for analyzing the digital data for use in analyzing skin lesions and determining the existence of melanoma.” In Europe, besides International Class 10, the “MELAFIND” mark is also registered in International Classes 16 (for printed reports) and 44 (as a service mark). The “MELARECORD” word mark is registered in classes 9, 10 and 16 in the US, the European Union, and Australia. The registration in class 9 covers the “Electronic MelaRecord®” Patient Card, while the registration in class 16 covers printed “MelaRecord® Reports” for patients, physicians or pathologists, for example. The registration in class 10 covers the “MelaRecord® auxiliary card reader,” for example. A Statement of Use has been filed and accepted by the U.S. Patent and Trademark Office for the “MELAFINDER” word mark in International Class 42, for “Providing a website featuring a search engine for locating dermatologists using specialized melanoma detection equipment.” Several additional trademark registrations are pending in the U.S. in International Classes 10 and 16, for which Notices of Allowance have been received but for which no Statements of Use have yet been filed. Those additional marks include the “MELA Sciences” corporate logo and the “MELAMETER” word mark, for example.

We also have registered the internet domain names: www.melasciences.com, www.eosciences.com, www.melafind.com, www.mela.us.com, www.melafind.info, www.melafind.net, www.melafind.org, www.melafind.us, melafinder.com, www.melainc.com, and www.skinsurf.com.

The following table lists our U.S. patents and patent applications relating to melanoma detection:

U.S. Patents Relating to MelaFind®

Patent #	Title	Issued	Expiration
6,081,612	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	06/27/00	02/27/18
6,208,749	Systems and Methods for the Multispectral Imaging and Characterization of Skin Tissue	03/27/01	02/27/18	*
6,307,957	Multispectral Imaging and Characterization of Biological Tissue	10/23/01	06/27/20
6,626,558	Apparatus for Uniform Illumination of an Object	09/30/03	08/31/21
6,657,798	Method for Optimizing the Number of Good Assemblies Manufacturable From a Number of Parts	12/02/03	02/10/23
6,710,947	Method for Assembling Lens Elements	03/23/04	02/27/23
7,102,672	Integrated CMOS Imaging Array & Dark Current Monitor	09/05/06	01/10/24
7,127,094	Method of Controlling Data Gathered at Remote Locations	10/24/06	03/11/25
D613,866	Medical Cart	04/13/10	04/13/24
D613,867	Table Structure of a Medical Cart	04/13/10	04/13/24
7,813,586	Reducing Noise in Digital Images	10/12/10	05/31/27
7,894,651	Quantitative Analysis of Skin Characteristics	02/22/11	03/19/29
8,160,386	Reducing Noise in Digital Images (CIP)	04/17/12	10/06/30
8,208,698	Characterizing a Texture of an Image	06/26/12	04/25/31
8,286,977	Medical Cart	10/16/12	10/25/30
8,381,987	An Insertable Storage Card Containing a Portable Memory Card Having a Connection Interface	02/26/13	06/29/30

*	A post-PMA request for patent term extension under the Hatch-Waxman Act was filed 12/19/11.

Pending Non-Provisional U.S. Patent Applications Relating to MelaFind®

Published Pat Appl Ser #	Title	Filed
US2008/0312952A1	Regulating Use of a Device to Perform a Procedure on a Subject	06/12/07
US2009/0060304A1	Obtaining Dermatology Information	09/04/08
US2012/0033863A1	Assessing Features for Classification	08/06/10
US2011/0064287A1	Characterizing a Texture of an Image (CIP)	09/07/10
US2011/0103660A1	Showing Skin Lesion Information*	11/01/10
US2011/0210984A1	Showing Skin Lesion Information (CIP)	05/03/11
US2012/0126503A1	Medical Cart (CIP)	01/27/12
US2012/0118981A1	Storage Cart (CIP)	01/27/12
US2012/0162487A1	Reducing Noise in Digital Images (CIP)	03/01/12
US2012/0224753A1	Characterizing a Texture of an Image (CIP)	05/15/12

Note: CIP denotes a Continuation-in-Part patent application.

*	Notice of Allowance issued 11/30/12; Request for Continued Examination filed 1/30/13

Patent No. 6,081,612 relates to the MelaFind® system and methods employed in building MelaFind® classification algorithms involving the use of novel multi-spectral lesion features by means of wavelet maxima representations. Wavelet maxima representations use specific types of mathematical transformations called wavelets to represent a signal, such as digital data of a lesion taken by the MelaFind® system, at different detail levels. The wavelet maxima representation retains information of potential diagnostic value. This information is quantified in the form of statistical features used for automatic classification. Patent No. 6,208,749 relates to methods employed for automatic segmentation of the lesion digital data, and in building the MelaFind ® classification algorithms involving the use of novel features of multispectral lesion data that do not involve the use of wavelet transformations to determine whether the lesion is or is not a melanoma. We believe the inclusion of the described wavelets and non-wavelets features improves significantly the sensitivity and specificity of the melanoma classifiers. Patent No. 6,307,957 extends the use of the novel features of the MelaFind® system to endoscopy (examination of gastro-intestinal tissues using fiber-optic probes). We have no present plans to develop endoscopy applications of our technology.

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

Patent No. 7,102,672 is a process that we may employ to compensate for the effect of temperature-dependent dark current on the data acquired by the MelaFind® hand-held probe, and Patent No. 7,127,094 is a series of methods for central control of the acquisition and processing of the data acquired by MelaFind® probes located at remotes sites. Patent No. 7,813,586 covers a novel method for reducing noise in digital data, which was invented and has been implemented as part of the calibration of all MelaFind® image digital data. Six additional claims are covered in its Continuation-in-Part Patent No. 8,160,386. The two design patents describe novel design aspects of the MelaFind® medical cart. Patent No. 8,286,977 protects certain innovative functional aspects of the medical cart, while the Continuation-in-Part patent application for the Medical Cart filed January 27, 2012 seeks to protect certain additional functional aspects. Patent No. 8,381,987 covers 20 claims for “An Insertable Storage Card Containing a Portable Memory Card Having a Connection Interface,” based on an application filed on July 30, 2010. It protects certain aspects of the MelaRecord® Patient Card used with MelaFind® while a still-pending Continuation-in-Part “Storage Card” application filed January 27, 2012 seeks to protect certain other aspects.

Patent No. 7,894,651 protects devices and methods for quantitative analysis of skin characteristics to identify lesions that require further evaluation by physicians to rule out melanoma. Our June 12, 2007 patent filing relates to innovative ways to control use of our MelaFind® system. Patent No. 8,208,698 and its September 7, 2010 and May 15, 2012 Continuation-in-Part applications relate to new methods for characterizing the “lacunarity” texture of an image. Our September 4, 2008 patent filing concerns certain dermatology information associated with MelaFind® and claims priority to a provisional application filed a year earlier.

A Notice of Allowance was issued November 30, 2012 for 46 claims relating to the MelaFind® user interface as described in our “Showing Skin Lesion Information” patent filed November 1, 2010. Subsequently discovered prior-art references required us to file a Request for Continued Examination on January 30, 2013, delaying issuance of the patent to permit examination of those references. A Continuation-in-Part application filed May 3, 2011, which is still pending, seeks to cover additional claims regarding the user interface.

The patent application for “Assessing Features for Classification” filed August 6, 2010 seeks to protect a novel method of generating lesion classifiers such as those employed for the MelaFind® device.

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

The clinical studies of MelaFind® are considered by the FDA as Non-significant Risk (“NSR”) studies. Consequently, the trials were conducted under the auspices of an abbreviated IDE. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

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

During the process of achieving CE Mark approval in 2011, the Company successfully completed the International Organization for Standardization (“ISO”) 13485 certification inspection of the Company’s comprehensive management system for the design and manufacture of medical devices. In September 2011, after review and approval of the MelaFind® technical file, the Company received CE Mark approval for MelaFind®.

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

Product Liability and Insurance

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if MelaFind® causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others involved with MelaFind®. We have both general liability insurance and product liability insurance for MelaFind®, which is and will be subject to deductibles and coverage limitations. We have also obtained clinical trial liability insurance in the U.S. and in certain European countries where required by statute or clinical site policy. Our future product liability insurance needs may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.

Employees

As of December 31, 2012, we had 71 full-time and 3 part-time employees, of whom 11 were engaged in research and development, 25 in production (including clinical, regulatory affairs, document control and quality assurance) and 38 in marketing, sales and administrative activities. We believe that our relationship with our employees is good.

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

We are required to submit to the FDA progress reports on this study for every six months during the first two years and annually thereafter. The first progress report was submitted to the FDA in February 2013. If the FDA has questions on the data provided in a progress report, or believes the data are incomplete or insufficient, the agency may request additional information, including through a deficiency letter. The FDA may seek the advice of advisory panels of outside experts when considering the initiation or progress of post-approval studies. If we have not met the study milestones or timeline specified in the study protocol, we must provide a rationale to the FDA in our progress reports. If a change in the study milestones or timeline could significantly affect the outcome of the Post-Approval Study, we will need to submit that revision for the agency’s review and approval. We will need to update MelaFind®’s labeling with the results from this study, including any positive or negative results.

We may be unable to complete our Post-Approval Study if, for example, we institute a recall of MelaFind® from the market. The FDA can terminate our study if we have not fulfilled or cannot fulfill the Post-Approval Study condition of approval; for example, if MelaFind® is not being sold because the device technology is obsolete, study questions are no longer relevant, we withdraw the PMA, or the study cannot answer the Post-Approval Study question. If the FDA determines the study cannot be completed as designed or because of study data inadequacies, but the study objectives remain important, the FDA may terminate the original study and discuss establishing a new post-approval study commitment and schedule. In appropriate circumstances, the FDA may order additional post-market surveillance.

The FDA may initiate withdrawal of approval of the PMA if the agency concludes we have not met the Post-Approval Study condition of approval and have not provided a valid scientific justification for doing so. The FDA also may withdraw the approval of the PMA (1) based on negative results from the Post-Approval Study that indicate the device is unsafe or ineffective under the approved labeling or (2) if we fail to conduct the study in accordance with the FDA’s regulations, including those related to institutional review board and informed consent. If the PMA approval is withdrawn, we would be unable to continue marketing the device without violating the Federal Food, Drug, and Cosmetic Act. The sites involved in our Post-Approval Study and we as sponsor of the study can be inspected by the FDA at any time to assess compliance with the Post-Approval Study agreement, protocol adherence, human subject protection, and data integrity.

The FDA posts information about the status of post-approval studies on its website. These website postings could undermine the credibility of the Company or MelaFind®, or have other collateral effects. For example, the agency will identify the study status as “Progress Inadequate” if the study progress is inconsistent with the protocol, such as if the study is not meeting the enrollment schedule or study timeline, missing timepoint evaluations, if there are poor follow-up rates, or if not all the endpoints are evaluated.

We have incurred losses for over ten years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the year ended December 31, 2012 was approximately $22.7 million, and as of December 31, 2012, we had an accumulated deficit of approximately $142.2 million. Our research and development expenses may increase in connection with our continued development activities related to MelaFind®. We expect to incur significant sales, marketing, contract-manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization and continue development of MelaFind® enhancements or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of December 31, 2012 we had approximately $7.9 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash for each of the last eleven years and we expect that our cash used by operations will increase significantly in each of the next several years. Subsequent to year end, we raised approximately $15.8 million in net proceeds comprised of approximately $8.5 million under our “at-the-market” equity offering program and approximately $7.3 million from a public offering of our common stock. In addition, in February 2013 the Company signed a term sheet to borrow up to $10 million, of which $6 million will be immediately available to the Company upon closing. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described. We believe that our year end cash and cash equivalents, combined with our financing activities subsequent to year end and anticipated revenues, will be sufficient to fund our anticipated levels of operations for at least the next twelve months. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including further development of a direct sales force and expansion of our contract-manufacturing capacity. We also expect to continue to spend funds on research and development and product enhancements. Our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. The amount of funding we will need will depend on many factors, including:

•

the cost of commercialization activities, including product marketing and continuing to build a domestic direct sales force and conducting activities in Germany and ultimately throughout the European Union (“EU”);

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval ;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs and results of any clinical trials and studies;

•	the costs of maintaining inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights.

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

If we raise money through debt, we may be required to make monthly payments of principal and interest and the terms of the loan agreement may contain significant restrictions.

In February 2013, we signed a non-binding term sheet with a venture capital lender for a $10 million loan. It is anticipated that the loan will mature 42 months from the initial closing and bear interest at the rate of 10.45% per year. The term sheet contemplates that during the first 12 months of the loan, only interest will be paid to the lender and after that we will make 30 equal payments of principal and interest until maturity. The loan would be secured by a general lien against all of our assets, other than our intellectual property assets. In addition, the lender will have a security interest in the proceeds of the sale of any of our intellectual property assets. In connection with the loan, the lender will receive a warrant to purchase that number of shares of common stock equal to 775,000 divided by the to-be-determined exercise price of the warrant. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described.

MelaFind® may not be widely accepted by the dermatological community.

The success of MelaFind® will depend upon the level of acceptance by dermatologists who perform skin examinations and treat skin disorders, including industry opinion leaders, that the evaluation information provided by MelaFind® is medically useful and reliable. We will be subject to intense scrutiny before physicians will be comfortable incorporating MelaFind® in their diagnostic approaches. We believe that recommendations by respected physicians will be essential for the development and successful marketing of MelaFind®; however, there can be no assurance that a significant number of such recommendations will be obtained. To date, the medical community outside of our customer base has had little exposure to us and MelaFind®. Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operation and effectiveness of MelaFind®. Even if we gain access to potential customers, no assurance can be given that members of the dermatological medical community will perceive a need for or accept MelaFind®. In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, dermatologists may remain reluctant to use MelaFind®. Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of MelaFind® by the dermatological community. Insufficient market acceptance of MelaFind® would have a material adverse effect on our business, financial condition and results of operations.

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

We expect to experience pricing pressures in connection with the commercialization of MelaFind® due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to successfully commercialize MelaFind® and therefore, on our liquidity, margins and our business, financial condition, and results of operations.

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

We operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the diagnostic assistance capabilities of MelaFind®. While several companies including Verisante, Scibase and Caliber Imaging and Diagnostic, Inc. (formerly Lucid, Inc.) have technologies that may be used to assist the dermatologist none of these companies’ products have undergone the rigors of FDA PMA review and subsequent approval. We believe that other products that enhance the visualization and analysis of potential melanomas have been approved or are under development by: Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; MedX Health; Biomips Engineering, Michelson Diagnostics, Riester, ViseoMed, AG and others. In addition, several companies have developed various dermatological apps for use with an Apple iPhone. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with MelaFind®. These companies enjoy numerous competitive advantages, including:

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

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute MelaFind®, our business may be harmed.

We have a limited sales organization, and have limited experience in the marketing and distribution of MelaFind® or similar devices. To achieve commercial success for MelaFind®, we must develop a full sales and marketing force or enter into arrangements with others to market and sell our products. We have established a small direct sales force to market MelaFind® in the U.S. and Europe (initially in Germany), focused on introducing it at high volume dermatologists’ offices and training their staffs in its use. We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the U.S. are in high demand, and we may not be able to build an effective network for the distribution of our product through representatives. We can give no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.

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

We have limited experience in manufacturing MelaFind® for commercial distribution. Since we utilize contract manufacturers for our product, we do not have in-house resources and facilities to commercially manufacture MelaFind®. In order to produce MelaFind® in the quantities we anticipate necessary to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.

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

For manufacturing MelaFind® we rely on several vendors for critical components and materials such as: ON Semi, Carl Zeiss Jena GmbH (“Zeiss”), AB Electronics, AmeriCad and Canvys Electronics. Additionally, we are

currently working with ASKION in Germany for the provision of the hand-held components and tested MelaFind® systems. We are utilizing Nexcore Technology Inc., an FDA regulated and ISO certified contract manufacturer of medical devices in New Jersey, to provide the assembled MelaFind® carts and tested MelaFind® systems.

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

MelaFind ® is complex and may contain undetected design defects and errors, which could have a material adverse impact on our business, financial condition and results of operations.

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

If we are found to be deficient in cGMP or QSR (or any applicable foreign rules and regulations), we could be subject to regulatory action of a type described below, which could negatively affect our ability to successfully commercialize MelaFind®. There can be no assurance that the future interpretations of legal requirements made by the FDA or other U.S. or foreign regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other U.S. or foreign regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

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

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act. The legislation imposes significant new excise taxes on medical device transactions. Under the legislation, the total cost to the medical device industry is estimated to be approximately $20 billion over ten years. In January 2013, a 2.3% excise tax on medical devices went into effect as a component of the Patient Protection and Affordable Care Act. This tax along with the others in the Act will result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

We must comply with complex statutes prohibiting fraud and abuse, and both we and physicians utilizing MelaFind® could be subject to significant penalties for noncompliance.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs and; the Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use of MelaFind® by physicians may dissuade physicians from either purchasing or using MelaFind® and could have a material adverse effect on our ability to successfully commercialize MelaFind®.

The application of the privacy provisions of HIPAA is uncertain.

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (insurers, clearinghouses, and most healthcare providers) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. Certain entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that based on our current business model, we would be a business associate. Nevertheless, we may be contractually required to physically safeguard the integrity and security of the patient information that we or our physician customers receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market MelaFind®. We also may be liable under state laws governing the privacy of health information.

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

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth, beyond the growth related to MelaFind®, would be delayed.

Our long-term success is dependent, in large part, on the successful commercialization of MelaFind® and the further design and development of MelaFind® and our technology. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete any related clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that, even if approved and manufactured, such potential products will achieve market acceptance. In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of our operations are conducted at a single building in Irvington New York. We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations or cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We are highly dependent on our senior management, especially Joseph V. Gulfo, M.D., our Chairman, President and Chief Executive Officer and Dina Gutkowicz-Krusin, Ph.D., our Director of Clinical Research and Principal Scientist. Our success will depend on our ability to retain our current senior management and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel.

Competition for senior management personnel, as well as scientists, clinicians, engineers, and experienced sales and marketing individuals, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the successful commercialization of MelaFind®. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

We expect to expand our operations and grow our research and development, product development, administrative and marketing operations. This expansion is expected to place a significant strain on our management, and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

Climate control policy changes, including regulations issued by the Environmental Protection Agency and negotiated international treaties, could have an impact on our Company.

We cannot predict whether climate control legislation will be enacted and treaties ratified, the final form any legislation or treaties might take, or the effects of such legislation or treaties. If climate control legislation and/or regulations are enacted or treaties ratified, our operations or the operations of our suppliers could be adversely impacted affecting our ability to successfully commercialize MelaFind® in the U.S. marketplace.

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

If our common stock is delisted from The NASDAQ Capital Market, we may be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on The NASDAQ Capital Market and the trading price of the common stock were below $5.00 per share on the date the common stock were delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our ability to issue additional shares of common stock is severely limited.

We are restricted from issuing additional shares of our common stock, or from issuing securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. Our total number of authorized shares of common stock is 45 million and as of February 28, 2013, we had an aggregate of 43,037,144 shares of common stock issued and outstanding. In addition we had approximately 2.6 million shares of our common stock subject to issuance under outstanding options and warrants, which includes 900,000 shares underlying an outstanding option which is subject to a forbearance agreement precluding exercise until such time as the underlying shares become available. We are planning to take the steps necessary to increase the number of our authorized shares of common stock. However there can be no assurances that we will be able to do so.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We lease approximately 21,700 square feet of office, laboratory, and assembly space in a building with the street address of 50 South Buckhout Street, Suite 1, Irvington, New York 10533. The lease expires in December 2016. We believe that this facility is adequate to meet our current and reasonably foreseeable requirements. We believe that we will be able to obtain additional space, if required, on commercially reasonable terms. Manufacturing agreements with our contract manufacturers allow for the inclusion of charges for finished goods warehousing services as a component of their overhead charges.

Item 3.    Legal Proceedings

On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo,

Richard I. Steinhart, and Breaux Castleman, No. 1:11 cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 7:10-Cv-08774-JFM (“securities class action”). The securities class action plaintiffs asserted violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and sought unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, plaintiffs filed a motion for leave to amend the consolidated amended complaint on November 18, 2011, which defendants opposed. On September 19, 2012, the court denied plaintiffs’ motion for leave to amend the consolidated amended complaint. On September 28, 2012, the court reinstated and granted defendants’ motion to dismiss the consolidated amended complaint. On October 22, 2012, plaintiffs filed a notice of appeal from the Judgments denying Lead Plaintiffs’ motion to amend the consolidated amended complaint and granting Defendants’ motion to dismiss the consolidated amended complaint. On December 7, 2012, plaintiffs withdrew the appeal with prejudice and without costs pursuant to a stipulation between the parties. On December 10, 2012, the United States Court of Appeals for the Second Circuit granted the stipulation and dismissed the appeal.

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

Market Information

Our common stock has been traded on the NASDAQ Capital Market since October 28, 2005 under the symbol MELA. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices for the period of January 1, 2011 through December 31, 2012 as reported by the NASDAQ Capital Market:

	High	Low
Year Ended December 31, 2012
October 1 — December 31, 2012	$3.35	$1.71
July 1 — September 30, 2012	$4.37	$3.01
April 1 — June 30, 2012	$4.87	$2.50
January 1 — March 31, 2012	$5.13	$3.19
Year Ended December 31, 2011
October 1 — December 31, 2011	$6.96	$3.31
July 1 — September 30, 2011	$6.20	$1.75
April 1 — June 30, 2011	$3.97	$2.22
January 1 — March 31, 2011	$3.87	$2.44

As of January 31, 2012, there were approximately 119 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category at 12/31/2012	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,426,533	$4.01	1,222,739
Equity compensation plans not approved by stockholders	—	—	—
Total	2,426,533	$4.01	1,222,739

Item 6.    Selected Financial Data

The following table sets forth selected financial data. The financial information for the years ended December 31, 2010, 2011, and 2012 and as of December 31, 2011 and 2012 has been derived from our audited financial statements and related notes appearing in Part II Item 8 of this report and should be read together with such financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The financial information for the years ended December 31, 2008 and 2009 and as of December 31, 2008, 2009, and 2010 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results of any future periods.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenue					$278
Cost of revenue					2,042

					(1,764)

Research and development expenses	$12,508	$10,950	$11,497	$9,656	6,792
Selling, general and administrative expenses	5,766	7,631	8,738	10,806	14,169

Operating loss from continuing operations	(18,274)	(18,581)	(20,235)	(20,462)	(22,725)
Interest income	(468)	(45)	(32)	(54)	(32)
Other income, net	(201)	(83)	(280)	(23)	(20)

Loss from continuing operations	(17,605)	(18,453)	(19,923)	(20,385)	(22,673)
Gain from discontinued operations	—	—	—	—	—

Net loss	(17,605)	(18,453)	(19,923)	(20,385)	(22,673)

Net income ( loss) per share, basic and diluted:
Continuing operations	$(1.08)	$(.96)	$(.83)	$(.80)	$(.74)
Discontinued operations	—	—	—	—	—

Basic and diluted net loss per common share	$(1.08)	$(.96)	$(.83)	$(.80)	$(.74)

Basic and diluted weighted average number of common shares outstanding	16,282,176	19,293,761	24,043,135	25,415,880	30,762,610

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Total current assets	$15,836	$30,338	$31,044	$29,058	$9,683
Total assets	16,620	32,127	33,589	31,393	17,270
Total current liabilities	1,530	1,811	1,686	1,448	3,019
Total liabilities	1,530	1,811	1,790	1,586	3,295
Accumulated deficit	(60,767)	(79,220)	(99,143)	(119,527)	(142,200)
Total stockholders’ equity	15,089	30,316	31,799	29,807	13,975

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Risk Factors”. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2012 and the related notes appearing in Part II Item 8 of this report.

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

In November 2011, the Company received written approval from the FDA for the MelaFind® PMA application and in September 2011 received CE Mark approval for MelaFind®. On March 7, 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the first phase of the commercial launch of its breakthrough product for melanoma detection.

In 2012 the Company evolved from a research and development company to a commercial enterprise. The first commercial MelaFind® systems were placed in working office settings to obtain critical market feedback from dermatologists and their patients. The Company utilized this information to adapt the MelaFind® interface and to make system enhancements to optimize the user experience, accordingly. The market feedback from the initial installations was also used to determine the optimal medical messaging to dermatologists and in patient-directed materials in order to effectively communicate the features and benefits of MelaFind®.

The training program for dermatologists, required as part of the FDA approval of MelaFind®, was put into practice at launch. The training of the dermatologists and their staffs includes the appropriate use of MelaFind® and how best to integrate MelaFind® into their practices, protocols and algorithms for melanoma detection.

During 2012, the Company put in place and developed several critical capabilities to support its commercialization goals. Included among these added capabilities were sales and marketing leadership and staff; technical support and field installation resources; implementation of CRM (Customer Resource Management) and ERP (Enterprise Resource Planning) business systems, and expanded and optimized manufacturing processes with the Company’s critical business partners.

The initial launch of MelaFind® was controlled and deliberate, focused primarily on the U.S. Northeast, and several select cities in Germany. Midway through 2012, the scope was widened beyond these select cities and at December 31, 2012, we had over 100 signed user agreements with our customers throughout the U.S. and Germany. Management estimates that this phase of the commercial launch will be complete when approximately 275 user agreements are signed (roughly 200 in the US and 75 in Germany). The second phase of the MelaFind® launch will focus primarily on driving MelaFind® utilization.

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

We commenced operations in December 1989 as a New York corporation and re-incorporated as a Delaware corporation in September 1997. Since our inception, we have generated significant losses. As of December 31, 2012, we had an accumulated deficit of approximately $142.2 million. We expect to continue to spend significant amounts on the commercialization of MelaFind®.

Subsequent to year end, we raised approximately $15.8 million in net proceeds comprised of approximately$ 8.5 million under our “at-the-market” equity offering program and approximately $7.3 million from a public offering of our common stock. In addition, in February 2013 the Company signed a term sheet to borrow up to $10 million, of which $6 million will be immediately available to the Company upon closing. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described. We believe that our year end cash and cash equivalents, combined with our financing activities subsequent to year end and anticipated revenues, will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. The timing and amount of any additional funding the Company may require to broaden the commercialization of Melafind® will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product development, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We expense all of our research and development costs as they are incurred.

Our research and development expenses incurred for the year ended December 31, 2012 were related primarily to the development of MelaFind®. We expect to continue to incur certain additional research and development expenses relating to MelaFind®. Additional research and development charges may be incurred for complementary technologies. These additional expenses could exceed our estimated amounts, possibly materially.

Selling, general and administrative expenses consist primarily of salaries and related human resources expenses, legal expenses, general corporate activities and costs associated with our efforts to expand our commercial infrastructure to market and sell MelaFind®. We expect selling, general and administrative expenses to increase as we continue to build our sales and marketing capabilities to support placing MelaFind® systems in selected markets inside and outside the U.S.

At December 31, 2012, we had available income tax benefit from net operating loss carryforwards for federal income tax reporting purposes of approximately $66 million. The net operating loss carryforwards may be available to offset future taxable income expiring at various dates through the year 2032. The Company’s ability to utilize its net operating losses may be significantly limited due to future changes in the Company’s ownership as defined by federal income tax regulations.

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

In the U.S., the Company generates revenue generally from the sale of electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. In January 2013, the Company began offering two additional billing options. Customers now choose among three billing options: 1) purchase of single-use electronic cards 2) use of high capacity activation cards which allow for billing electronically per session or per lesion, or 3) a fixed monthly rental fee. Additionally, the Company typically charges an initial installation fee for each MelaFind® system, which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company allocates total contract consideration to each element based upon the relative standalone selling prices of each element, and recognizes the associated revenue for each element as delivery occurs or over the related service period, generally expected to be two years.

Costs of revenue are associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and costs of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of goods sold and MelaFind® systems on hand.

In Germany, the typical contract with dermatologists calls for an installation fee and/or fixed monthly fee and a per patient usage charge. Revenue generated from German contracts is recognized when earned.

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

Results of Operations (in thousands)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

In the year ended December 31, 2012, the Company evolved from being exclusively a research and development company prior to the MelaFind® launch to a commercial company with the controlled installation of MelaFind® systems in the U.S. and Germany. Additions have been made to the direct sales force and field technical support capabilities of the Company commensurate with these additional installations and the increasing demand for MelaFind®. The production levels of our contract manufacturers have been increased to address the growing demand for MelaFind® systems. For the first two months of 2012 the Company continued to record all transactions as an R&D company, as it had in 2011. Subsequent to the commercial launch of MelaFind®, certain costs previously classified as research and development expenses are now classified as cost of revenue, inventory or selling, general and administrative expenses. Sales and marketing efforts were increased in 2012 prior and subsequent to the commercial launch of MelaFind®.

Revenue

Invoicing in the year ended December 31, 2012 totaled $582, with revenue of $278 and deferred revenue of $304 recorded as the Company continued its controlled commercial launch of the MelaFind® product, which commenced during March 2012. Prior to the commercial launch of MelaFind®, the Company had not recorded any product revenue or deferred revenue since the discontinuance of its Difoti product in 2005. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the sale of its electronic patient record cards and consumables, which are needed to operate the system, or a fixed monthly rental fee. The Company is addressing unique aspects of the European marketplace through variations of the user agreement. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Costs of $2,042 were recorded as associated with the realization of MelaFind® revenue during the year ended December 31, 2012. These costs were made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of goods sold and product inventory. The Company had not recorded any cost of revenue prior to the commercial launch of MelaFind®.

Research and Development Expense

Research and development (“R&D”) expenses decreased $2,864 or 30% for the year ended December 31, 2012 as compared to the comparable period a year earlier. In 2012, $870 of regulatory expenses and $909 of clinical expenses, which prior to commercialization would have been recorded to R&D, were recorded to selling, general and administrative expense. Also, $662 of technical support expenses, $305 of certain quality expenses, and $236 of certain operating expenses, which prior to commercialization would have been recorded to R&D, were recorded to cost of revenue or inventory. Exclusive of these changes, R&D expenses increased $118 over the comparable period of 2011. This increase was principally made up of the increases in Software development costs of $578 and in U.S. Development expenses of $743 offset by a decrease in Askion Development costs of $1,081in 2012 compared to 2011.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses increased $3,363 or 31% for the year ended December 31, 2012 as compared to the comparable period a year earlier. Other than the costs which were R&D prior to commercialization, SG&A expenses showed a year-to-year increase of approximately $1,584. In 2012, Marketing expenses in the U.S. and Germany increased $2,570 and Information Technology costs increased $639 from the level of the comparable period a year earlier. In addition, share-based compensation expense decreased $1,585 in the year ended December 31, 2012 below the comparable period a year earlier. Approval of the MelaFind PMA in 2011had resulted in the vesting of a significant number of performance-based options and the related charges to share-based compensation.

Interest (Income)/Expense

Interest income for the year ended December 31, 2012 decreased to $32 from $54 for the comparable period of 2011. Interest income decreased primarily as a result of smaller cash balances during the period in 2012.

Other Income, net

In accordance with the terms of our DIFOTI sale and licensing agreement, KaVo will pay us an annual royalty based on the number of DIFOTI related systems sold per calendar year following their commercial re-launch. Other income for both of the years ended December 31, 2012 and 2011, is primarily the $20 royalty annual minimum.

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

Liquidity and Capital Resources (in thousands)

From inception, we have financed our operations primarily through the use of working capital from the sale of equity securities. As of December 31, 2012, the Company had not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments. Subsequent to year end 2012, the Company signed a term sheet for a debt instrument in the amount of $10 million, $6 million of which is available immediately upon closing and $4 million of which will be available based on certain future milestones. As of December 31, 2012, we had $7,862 in cash and cash equivalents as compared to $27,997 at December 31, 2011. The $20,135 decrease in 2012 from 2011 reflects the $5,247 of net cash provided by 2012 financing activities offset by $19,224 of net cash used in operating activities and $6,158 of net cash used in investing activities which was principally for the purchase of MelaFind® systems. Our cash and cash equivalents at December 31, 2012 are liquid investments in cash with two commercial banks and money market accounts held in accounts that substantially exceed FDIC limits.

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

Under the CEFF, during 2009, the Company sold 1,824,941 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.24, for gross proceeds of approximately $16.9 million, and during 2010, the Company sold 406,744 shares of common stock to Kingsbridge Capital Limited, at an average per share price of approximately $9.22, for gross proceeds of approximately $3.75 million. A proportionate share of the CEFF originating expenses was allocated to each of these sales from deferred offering costs. Net of expenses, proceeds from these sales were approximately $16.8 million in 2009 and $3.727 million in 2010. In May 2012 the CEFF terminated with 1,095,315 shares of common stock remaining unsold. Legal, accounting, and other costs associated with this agreement approximating $62 were charged to operations in the quarter ended June 30, 2012 as the CEFF expired. The 200,000 warrants held by Kingsbridge remain outstanding and, if not exercised, will expire in May 2014.

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

On December 15, 2011, the Company entered into an underwriting agreement, relating to the public offering of 5,000,000 shares of the Company’s common stock, at a price to the public of $3.25 per share, except for an officer and a director of the Company who collectively purchased 42,915 shares at the closing market price of $3.97, less underwriting discounts and commissions. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2011, in connection with a takedown from the Company’s effective shelf registration statement. The gross proceeds to the Company from the sale of the common stock totaled approximately $16.3 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $15 million. This offering closed on December 21, 2011

On June 15, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program (“ATM Program”) under which Cowen will act as sales agent. The common stock was offered and will be sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 15, 2012, in connection with a takedown from the Company’s effective shelf registration statement, leaving $22.2 million available under the shelf registration, assuming full utilization of the ATM Program. Through December 31, 2012, 1,863,830 shares of the Company’s common stock were sold through the ATM Program for gross proceeds of approximately $5.6 million and net proceeds of approximately $5.4 million. Subsequent to year end 2012 and through termination of the Sales Agreement and the ATM Program on February 15, 2013, the Company sold 4,714,365 shares for additional gross proceeds of approximately $8.8 million.

On February 5, 2013, the Company signed a non-binding term sheet with a venture capital lender for a $10 million loan. Of the $10 million, it is anticipated that $6 million will be funded in March 2013 and we will have the option to draw down the remaining $4 million through March 17, 2014, subject to meeting certain sales and revenue targets. It is anticipated that the loan will mature 42 months from the initial closing and bear interest at the rate of 10.45% per year. The term sheet contemplates that during the first 12 months of the loan, only interest will be paid to the lender and after that we will make 30 equal payments of principal and interest until maturity. The loan would be secured by a general lien against all of the Company’s assets, other than its intellectual property assets. In addition, the lender will have a security interest in the proceeds of the sale of any of the Company’s intellectual property assets. In connection with the loan, the lender will receive a warrant to purchase that number of shares of common stock equal to 775,000 divided by the to-be-determined exercise price of the warrant. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents and was conditioned upon the Company having raised $12.5 million in proceeds since January 1, 2013, which has been satisfied with the proceeds from the ATM Program and the February 2013 public offering (see below). There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the common Stock totaled $7.9 million. After deducting the Underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The common Stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010.

Cash Flows from Operating Activities

Net cash used in operations was $19,224 for the year ended December 31, 2012. For the year ended December 31, 2011, the net cash used in operations was $17,458. For both periods, cash used in operations was attributable primarily to net losses after adjustment for non-cash charges related to non-cash compensation, depreciation and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in our investing activities was $6,158 for the year ended December 31, 2012 principally relating to the purchase of fixed assets generally MelaFind® systems. For the year ended December 31, 2011 net cash used by investing activities was $104 principally relating to the purchase of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,247 for the year ended December 31, 2012 and reflects the net proceeds received from our ATM Program sale of common stock and proceeds from the exercise of common stock options. For the year ended December 31, 2011, the net cash flows provided by financing activities was $15,038, which reflects the net proceeds received from our December 15, 2011 public offering of common stock and proceeds from the exercise of common stock options.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At December 31, 2012, we had an accumulated deficit of $142.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed with the MelaFind® commercialization process and expand our corporate infrastructure. We do not expect to generate significant product revenue until after we successfully complete a controlled product launch of MelaFind®. However, we will need substantial funds to broaden the commercialization of MelaFind®, including development of a direct sales force and expansion of our contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing. Subsequent to year end, we raised approximately $15.8 million in net proceeds from a public offering of our common stock and from sales under our “at-the-market” equity offering program and signed a term sheet to borrow up to $10 million, of which $6 million will be immediately available to the Company upon closing. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described. We believe that our year end cash and cash equivalents, combined with our financing activities subsequent to year end and anticipated revenues, will be sufficient to fund our anticipated levels of operations for at least the next twelve months. However, should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. If our existing cash is insufficient to satisfy our liquidity requirements, or if we develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the ongoing effects of the recent global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices such as MelaFind® and operating our Company, we are unable to estimate the exact amounts of capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including product marketing and building a domestic direct sales force and conducting activities in Germany and ultimately in other countries;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that we are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

Contractual Obligations (in thousands)

The following table summarizes our outstanding contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period:

	Contractual Obligations
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(Dollars in thousands)
Operating Leases	$1,895	$462	$955	$478

Our long-term obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 21,700 square feet of office space expires in December 2016.

Related Party Transactions (in thousands)

Consulting Agreement with Gerald Wagner, Ph.D.

In January 2007, Dr. Wagner, a former Director on the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $30 in each of 2010, 2011 and 2012. Dr. Wagner resigned from the Company’s Board of Directors in December 2011 with the consulting contract remaining in effect until December 2012, when it was cancelled.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, was subsequently extended to run through September 2012, when it was not renewed. Under the terms of the agreement, Ms. Egger was entitled to receive a consulting fee of $1.6 per day. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the years ended December 31, 2010, 2011 and 2012, Ms. Egger was paid $60, $8 and $0, respectively, under this agreement.

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

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board has issued a number of new accounting standards that require future adoption. Based on the Company’s initial review of these new standards, none are expected to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk at December 31, 2012 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the nature of our accounts.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MELA Sciences, Inc.

We have audited the accompanying balance sheets of MELA Sciences, Inc. as of December 31, 2011 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MELA Sciences, Inc., as of December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/    EisnerAmper LLP

New York, New York

March 4, 2013

MELA SCIENCES, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$27,996,871	$7,861,524
Accounts receivable	—	179,956
Inventory	—	675,602
Prepaid expenses and other current assets	1,061,550	965,624

Total Current Assets	29,058,421	9,682,706
Property and equipment, net	1,626,791	7,349,531
Patents and trademarks, net	59,208	47,308
Deferred financing costs	62,391	106,141
Other assets	586,498	84,127

Total Assets	$31,393,309	$17,269,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $36,027 and $59,689 as of December 31, 2011 and December 31, 2012, respectively)	$670,950	$1,850,102
Accrued expenses	745,754	956,541
Deferred revenue	—	171,726
Other current liabilities	30,993	40,811

Total Current Liabilities	1,447,697	3,019,180

Long Term Liabilities:
Deferred rent	138,216	143,772
Deferred revenue	—	131,651

Total Long Term Liabilities	138,216	275,423

Total Liabilities	1,585,913	3,294,603

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 4)
Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 30,307,538 shares at December 31, 2011 and 32,204,720 at December 31, 2012	30,308	32,205
Additional paid-in capital	149,304,424	156,142,873
Accumulated deficit	(119,527,336)	(142,199,868)

Stockholders’ Equity	29,807,396	13,975,210

Total Liabilities and Stockholders’ Equity	$31,393,309	$17,269,813

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
Revenue	$—	$—	$278,461
Cost of revenue	—	—	2,042,333

	—	—	(1,763,872)

Operating expenses:
Research and development	11,496,634	9,656,003	6,791,940
Selling, general, and administrative,	8,738,203	10,806,228	14,168,754

Operating loss	(20,234,837)	(20,462,231)	(22,724,566)

Interest income	(31,582)	(54,371)	(32,034)
Other income, net	(280,740)	(23,145)	(20,000)

	(312,322)	(77,516)	(52,034)

Net loss	$(19,922,515)	$(20,384,715)	$(22,672,532)

Basic and diluted net loss per common share	$(.83)	$(.80)	$(.74)

Basic and diluted weighted average number of common shares outstanding	24,043,135	25,415,880	30,762,610

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	22,354,317	$22,354	$109,513,582	$(79,220,106)	$30,315,830

Exercise of options	12,944	13	33,075		33,088
Cashless exercise of options	16,262	16	(16)		—
Exercise of warrants	239,723	240	1,691,394		1,691,634
Cashless exercise of warrants	32,548	33	(33)		—
Issuance of shares of common stock in connection with a public offering (net of expenses)	2,200,000	2,200	15,231,471		15,233,671
Issuance of shares of common stock in connection with a Committed Equity Financing Facility (CEFF) (net of expenses)	406,744	407	3,719,697		3,720,104
Share-based compensation expense			727,156		727,156
Net loss				(19,922,515)	(19,922,515)

Balance at December 31, 2010	25,262,538	25,263	130,916,326	(99,142,621)	31,798,968

Exercise of options	5,000	5	13,345		13,350
Issuance of common stock award	40,000	40	171,960		172,000
Issuance of shares of common stock in connection with a public offering (net of expenses)	5,000,000	5,000	15,019,662		15,024,662
Share-based compensation expense			3,183,131		3,183,131
Net loss				(20,384,715)	(20,384,715)

Balance at December 31, 2011	30,307,538	30,308	149,304,424	(119,527,336)	29,807,396

Cashless exercise of options	11,868	12	(12)		—
Exercise of options	21,484	21	44,738		44,759
Issuance of shares of common stock in connection with an ATM public offering (net of expenses)	1,863,830	1,864	5,306,173		5,308,037
Share-based compensation expense			1,487,550		1,487,550
Net loss				(22,672,532)	(22,672,532)

Balance at December 31, 2012	32,204,720	$32,205	$156,142,873	$(142,199,868)	$13,975,210

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(19,922,515)	$(20,384,715)	$(22,672,532)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	(8,811)	—	—
Depreciation and amortization	552,860	562,803	969,500
Issuance of common stock award	—	172,000	—
Write off of unamortized financing costs	—	—	62,391
Noncash compensation	727,156	3,183,131	1,487,550
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(179,956)
Increase in inventory	—	—	(675,602)
Decrease (increase) in prepaid expenses and other current assets	141,290	(537,878)	95,926
(Decrease) increase in accounts payable and accrued expenses	(121,321)	(239,776)	1,389,939
(Decrease) increase in other current liabilities	(3,747)	1,455	9,818
Increase in other assets	(289,705)	(248,793)	(19,643)
Increase in deferred rent	104,304	33,912	5,556
Increase in deferred revenue	—	—	303,377

Net cash used in operating activities	(18,820,489)	(17,457,861)	(19,223,676)

Cash flows from investing activities:
Purchases of property and equipment	(1,044,079)	(104,092)	(6,158,326)
Proceeds from disposal of fixed assets	10,284	—	—

Net cash used in investing activities	(1,033,795)	(104,092)	(6,158,326)

Cash flows from financing activities:
Net proceeds from private placements/public offerings	15,233,671	15,024,662	5,201,896
Net proceeds from Committed Equity Financing Facility	3,743,283	—	—
Proceeds from exercise of stock options	33,088	13,350	44,759
Proceeds from exercise of stock warrants	1,691,634	—	—

Net cash provided by financing activities	20,701,676	15,038,012	5,246,655

Net increase (decrease) in cash and cash equivalents	847,392	(2,523,941)	(20,135,347)
Cash and cash equivalents at beginning of year	29,673,420	30,520,812	27,996,871

Cash and cash equivalents at end of year	$30,520,812	$27,996,871	$7,861,524

Supplemental Schedule of Noncash Investing and Financing Activities:
Amortization of deferred financing costs	$23,179	—	$41,179
Reclassification of MelaFind® components from other assets to property and equipment	—	—	$522,014

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

Notes to Financial Statements

(In thousands, except for share and per share data and unless stated otherwise)

1.	Principal Business Activities and Summary of Significant Accounting Policies:

Organization and Business

MELA Sciences, Inc., a Delaware corporation (the “Company”), is a medical device company focused on the commercialization of its flagship product, MelaFind®, and the further design and development of MelaFind® and its technology. MelaFind® is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind® features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms, ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

On March 7, 2012, the Company installed the first commercial MelaFind® systems, and proceeded with a controlled launch of MelaFind ® in selected U.S. and European markets throughout 2012. Prior to the commercial launch of MelaFind® commencing in the first quarter of 2012, the Company had not generated any revenues from MelaFind®.

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

On June 15, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program (“ATM Program”) under which Cowen will act as sales agent. As of December 31, 2012, there were 1,863,830 shares of the Company’s common stock sold through the ATM Program for gross proceeds of approximately $5.6 million and net proceeds of approximately $5.4 million. At December 31, 2012, approximately $14.4 million remains available under the Company’s ATM Program.

The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding future profitability, ability to obtain future capital, protection of patents and intellectual property rights, competition, rapid technological change, government regulations including levying of a medical device excise tax, changing health care marketplace, recruiting and retaining key personnel, and reliance on third party manufacturing organizations.

As of December 31, 2012, the Company’s total of cash and cash equivalents was approximately $7.9 million. Subsequent to year end, the Company raised approximately $15.8 million in net proceeds comprised of approximately$ 8.5 million under the Company’s “at-the-market” equity offering program and approximately $7.3 million from a public offering of the Company’s common stock. In addition, in February 2013 the Company signed a term sheet to borrow up to $10 million, of which $6 million will be immediately available to the Company upon closing. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described. Management believes that the year end cash and cash equivalents, combined with the Company’s financing activities subsequent to year end and anticipated revenues, will be sufficient to fund the Company’s anticipated levels of operations for at least the next twelve months. However,

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

the Company will need substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s contract manufacturing capacity. Should the Company experience unforeseen expenses or if anticipated revenues are not realized, the effect could negatively impact Management’s estimated operating results over the next twelve months.

Working capital at December 31, 2012 and the additional proceeds received from the ATM Program and the February 2013 public offering are intended to be used to continue the commercial launch of MelaFind® in the U.S. and the European Union, for continued research & development activities and for general corporate purposes. The Company may need to raise additional financing in the future and there can be no assurances that the Company will be able to obtain such financing on acceptable terms if at all. Any additional funding that the Company may obtain in the future could be in the form of debt or equity that could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

Foreign Exchange

The Company’s operations in Germany use the U.S. dollar as its functional currency and from time to time conducts business in Euros. For all periods presented, aggregate foreign exchange transaction gains and losses were not material.

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

In the U.S., the Company generates revenue from the sale of single-use electronic patient record cards. These cards activate the MelaFind® system, capture data and store the data for each patient visit. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company allocates total contract consideration to each element based upon the relative standalone selling prices of each element, and recognizes the associated revenue for each element as delivery occurs or over the related service period, generally expected to be two years. Revenues associated with undelivered elements are deferred until delivery occurs or services are rendered.

Costs of revenue are associated with; the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the customer which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of revenue and product inventory.

In Germany, the typical contract with dermatologists calls for an installation or fixed monthly fee and a per patient usage charge. Revenue generated from German contracts is recognized when earned.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

Inventories

Inventories consist of finished products that are stated at the lower of cost (first-in, first-out) or market value.

Business Segments

The Company’s operations are confined to one business segment: the design, development and commercialization of MelaFind®.

Cash and Cash Equivalents

The Company’s cash is held in nationally-chartered banks and the amount the Company currently maintains with these banks exceeds the current federal insurance limits provided by the Federal Deposit Insurance Company. The Company has not experienced any loss of its cash or interest income. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less at the date of acquisition. The carrying value of these instruments approximates fair value.

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

Litigation

Legal fees incurred in connection with contingent claims made against the Company are expensed as incurred.

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

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation.

The Company grants options to employees that vest over either a defined service period, generally four years, or upon the achievement of defined performance milestones. The fair value of an option award granted to an employee is measured at grant date using the Black-Scholes Model and expensed over the service period or, in the case of performance milestones, when such awards are probable of vesting. The probability of performance milestones vesting is updated each reporting period and compensation expense is adjusted in the period for any change in estimate.

The Company also grants fully vested stock options to non-employees. The fair value of an option award granted to a non-employee is measured at the vesting date using the Black-Scholes Model and expensed at the time of grant.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations.

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

	Year Ended December 31,
	2010	2011	2012
Common stock options	2,132,879	2,057,104	2,426,533
Warrants	546,781	546,781	200,000

Total	2,679,660	2,603,885	2,626,533

Comprehensive loss

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss, and per share amounts per the Statement of Operations and comprehensive net loss and related per share amounts.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued a number of new accounting standards that require future adoption. Based on the Company’s initial review of these new standards, none are expected to have a material impact on the Company’s financial statements.

2.	Property and Equipment:

Property and equipment, at cost, consists of the following:

	December 31,		Estimated Useful Life
	2011	2012
Leasehold improvements	$786	$906	Lease Term
Laboratory and research equipment	975	1,084	3-5 years
Office furniture and equipment	1,878	2,023	3-5 years
MelaFind Systems	—	6,306	3 years

	3,639	10,319
Accumulated depreciation and amortization	(2,012)	(2,969)

	$1,627	$7,350

Depreciation expense amounted to approximately $541, $551 and $957 for the years ended December 31, 2010, 2011 and 2012, respectively.

3.	Patents and trademarks:

Patents and trademarks as shown in the accompanying balance sheets are net of accumulated amortization of $215 and $227 at December 31, 2011 and 2012, respectively. Amortization expense related to all patents was approximately $12, $12 and $12 for the years ended December 31, 2010, 2011 and 2012, respectively. Amortization expense of currently held patents is expected to amount to $5 for each of the years ending December 31, 2013 through 2017, respectively.

4.	Commitments, Contingencies and Litigation:

The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. For the years ended December 31, the approximate aggregate minimum future payments due under this lease are as follows:

2013	$462
2014	477
2015	478
2016	478

$1,895

Rent expense charged to operations amounted to approximately $416, $414 and $446 for the years ended December 31, 2010, 2011, and 2012, respectively.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

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

Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work was performed from 2006 through 2012 and is expected to continue on commercial MelaFind® units throughout 2013.

On November 19, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers and directors, entitled Randall J. Pederson, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-08774-JFM. Two similar complaints were also filed, one on December 2, 2010 and the other on January 20, 2011, in the same District Court, entitled Amy Steigman, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 7:10-cv-09024-JFM; and Martin Slove and Linda Slove, Individually and on Behalf of All Others Similarly Situated v. MELA Sciences, Inc., Joseph V. Gulfo, Richard I. Steinhart, and Breaux Castleman, No. 1:11 cv-00429-JFM. These three securities class actions were consolidated into one action on February 15, 2011, entitled In re MELA Sciences, Inc. Securities Litigation, No. 7:10-Cv-08774-JFM (“securities class action”). The securities class action plaintiffs asserted violations of the Securities Exchange Act of 1934, alleging, among other things, that defendants made misstatements and omissions regarding the Company’s product, MelaFind®, and its prospects for FDA approval, on behalf of stockholders who purchased the Company’s common stock during the period from February 13, 2009 through November 16, 2010, and sought unspecified damages. On May 2, 2011, the securities class action plaintiffs filed their amended consolidated complaint, alleging similar claims to their prior complaints. On July 29, 2011, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. Plaintiff’s opposition to the motion to dismiss was filed on September 23, 2011. In light of the Company’s receipt of the Approvable Letter from the FDA for the MelaFind® PMA Application on September 22, 2011, plaintiffs filed a motion for leave to amend the consolidated amended complaint on November 18, 2011, which defendants opposed. On September 19, 2012, the court denied plaintiffs’ motion for leave to amend the consolidated amended complaint. On September 28, 2012, the court reinstated and granted defendants’ motion to dismiss the consolidated amended complaint. On October 22, 2012, plaintiffs filed a notice of appeal from the Judgments denying Lead Plaintiffs’ motion to amend the consolidated amended complaint and granting Defendants’ motion to dismiss the consolidated amended complaint. On December 7, 2012, plaintiffs withdrew the appeal with prejudice and without costs pursuant to a stipulation between the parties. On December 10, 2012, the United States Court of Appeals for the Second Circuit granted the stipulation and dismissed the appeal.

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material in which case we will make separate disclosure as required.

5.	Employee Benefit Plan:

The Company has a SIMPLE IRA defined contribution plan covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company provides a matching contribution of up to 3% of each employee’s salary. Company contributions to this plan amounted to approximately $114, $106 and $151 for the years ended December 31, 2010, 2011 and 2012, respectively.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

6.	Stockholders’ Equity

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

During 2009 and 2010, 1,824,941 shares and 406,744 shares respectively were issued in accordance with the CEFF and in May 2012 the CEFF terminated with 1,095,315 shares of common stock remaining unsold. Deferred financing costs, comprised of legal, accounting, and other costs associated with this agreement totaling approximating $62, were charged to operations in the quarter ended June 30, 2012 as the CEFF expired. The 200,000 warrants held by Kingsbridge remain outstanding and, if not exercised, will expire in May 2014.

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

On June 15, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program (“ATM Program”) under which Cowen will act as sales agent. The common stock was offered and will be sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 15, 2012, in connection with a takedown from the Company’s effective shelf registration statement, leaving $22.2 million available under the shelf registration, assuming full utilization of the ATM Program. Through December 31, 2012, 1,863,830 shares of the Company’s common stock were sold through the ATM Program for gross proceeds of approximately $5.6 million and net proceeds of approximately $5.4 million. The ATM Program was terminated during February 2013. See note 12.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the Common Stock totaled $7.9 million. After deducting the Underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The Offering closed on

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

February 15, 2013. The Common Stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2013, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010. At February 15, 2013, the Company had $19.9 million available under its shelf registration, including $5.6 million previously allocated to the ATM Program and remaining unused upon termination of the ATM Program.

As of December 31, 2012, the Company had 10,000,000 shares of $0.10 par value preferred stock authorized with no preferred shares issued and outstanding. The Company’s Board of Directors has the authority to issue preferred stock in series that may contain rights and preference senior to common stockholders.

During the four year period ended December 31, 2009, the Company issued approximately 1.2 million warrants to various financial advisors, including 200,000 warrants issued to Kingsbridge Capital in 2009, as discussed above in connection with the equity offerings of the Company’s common stock. Cumulative through December 31, 2012 approximately 1 million warrants were exercised or expired. As of December 31, 2012, the only outstanding warrants are the 200,000 warrants held by Kingsbridge Capital that are exercisable at $11.35 per share and expire in May 2014. In February 2013, we signed a non-binding term sheet with a venture capital lender for a $10 million loan. In connection with the loan, the lender will receive a warrant to purchase that number of shares of our common stock equal to 775,000 divided by the to-be-determined exercise price of the warrant.

7.	Stock-Based Compensation:

Stock Options

The Company has one stock option plan, the 2005 Stock Incentive Plan (“2005 Plan”), under which the board of directors may currently grant incentives to employees, directors, consultants and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards. The Company also has two other stock-based compensation plans pursuant to which stock options are outstanding but no new grants may be made.

Stock awards under the Company’s stock option plans have been granted with exercise prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Plan are generally time-based or performance-based options and vesting varies accordingly. Options under this plan expire up to a maximum of ten years from the date of grant. The plan provides for the granting of a maximum number of shares of common stock of 3,724,028 of which 1,222,739 are available for future grant as of December 31, 2012. Compensation expense recognized in the Statement of Operations during 2010, 2011 and 2012 for stock options and restricted stock awards amounted to $727, $3,355 and $1,488, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010, 2011 and 2012 was $33, $13 and $45, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation and assumptions as noted in the following table:

For the Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012
Expected life	5-10 years	5-10 years	5-10 years
Expected volatility	60-67%	71-78%	74-80%
Risk-free interest rate	2.26-3.56%	1.30-2.98%	0.91-1.60%
Dividend yield	0	0	0

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility assumptions were determined based upon the historical volatility of the Company’s daily closing stock price. The risk-free interest rate is based on rates provided by the U.S. Treasury with a term equal to the expected life of the option. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

At December 31, 2012, stock options to purchase 2,426,533 shares of common stock at exercise prices ranging from $1.00 to $11.11 per share are outstanding and are exercisable at various dates through 2022. The total number of options exercisable at December 31, 2010, 2011, and 2012 was 942,916, 1,627,329 and 1,620,320 respectively, with weighted average exercise prices of $5.42, $4.08 and $ 3.99, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2012 is $29.

The status of the Company’s stock option plans during the periods indicated is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,031,023	$5.09	5.2

Granted	250,300	6.12	8.6
Exercised	(29,206)	3.92
Forfeited or expired	(119,238)	5.72

Outstanding at December 31, 2010	2,132,879	5.19	5.4

Granted	554,850	3.39	9.5
Exercised	(5,000)	2.67
Forfeited or expired	(625,625)	6.38

Outstanding at December 31,2011	2,057,104	4.35	6.6

Granted	863,202	3.35	9.5
Exercised	(61,796)	2.91
Forfeited or expired	(431,977)	4.44

Outstanding at December 31,2012	2,426,533	4.01	7.0	$29

Vested and exercisable at December 31, 2012	1,620,320	3.99	6.2	$29

During the years ended December 31, 2010, 2011 and 2012 the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $4.26 , $ 2.29 and $2.28 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $87, $5 and $86, respectively. The requisite service periods for options granted during 2010, 2011 and 2012 for employees was four years and for directors was one year.

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
				Number Exercisable	Weighted- Average Exercise Price
$1.00	37,156	0.0 years	$1.00	37,156	$1.00
$1.01-$4.50	1,968,902	7.4 years	3.47	1,413,839	3.60
$4.51-$11.11	420,475	5.8 years	6.83	169,325	7.90

$1.00-$11.11	2,426,533	7.0 years	$4.01	1,620,320	$3.99

As of December 31, 2012, of the total 2,426,533 options outstanding, 806,213 have not vested. Of this total unvested amount, 265,700 will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. There was $947 of total unrecognized compensation cost related to unvested options, of which approximately $285 will be recognized upon achievement of performance milestones and $662 upon completion of the requisite service period. On February 11, 2013, one of the Company’s employees contractually agreed to not exercise 900,000 fully vested options until such time as the stockholders of the Company approve an increase in the number of authorized shares of the Company’s common stock, or, if earlier, the Company’s written consent.

8.	Related Party Agreements (see also Note 4):

The Company has in place the following consulting agreements with related parties.

Consulting Agreement with Gerald Wagner, Ph.D.

In January 2007, Dr. Wagner, a former Director on the Company’s Board of Directors, entered into an amended and restated consulting contract with the Company. Under the terms of the amended contract, Dr. Wagner is paid a monthly retainer of $2.5 and will be paid $2.5 for each additional consulting day. This amended agreement will end at the option of Dr. Wagner or the Company at any time, by providing fifteen days prior written notice, or immediately upon the mutual agreement of the Company and Dr. Wagner. The amounts paid to Dr. Wagner amounted to $30 in each of 2010, 2011 and 2012. Dr. Wagner resigned from the Company’s Board of Directors in December 2011 with the consulting contract remaining in effect until termination on December 31, 2012.

Consulting Agreement with Anne Egger

In March 2009, the Company entered into a consulting agreement with Anne Egger for certain consulting services primarily focusing on physician advocacy. The agreement was for an initial term of three months, was subsequently extended to run through September 2012, when it was not renewed. Under the terms of the agreement, Ms. Egger is entitled to receive a consulting fee of $1.6 per day of consulting services rendered. Ms. Egger was appointed to the Company’s Board of Directors as of June 10, 2009. During the years ended December 31, 2010, 2011 and 2012, Ms. Egger was paid $60, $8 and $0, respectively, under this agreement.

9.	Other Income:

In 2005, the Company discontinued all operations associated with its DIFOTI product. Under an exclusive sale and licensing agreement with KaVo Dental GmbH (“KaVo”) to further develop and commercialize DIFOTI,

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

KaVo pays the Company an annual royalty based on the number of DIFOTI related systems sold per calendar year. Other income includes approximately $20 in royalty income in each of the years in the three year period ended December 31, 2012. In addition in 2010, the Company received a $245 research and development grant from the federal government.

10.	Income Taxes:

The Company accounts for income taxes using the asset and liability method for deferred income taxes.

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

The Company has incurred net losses since inception, accordingly, it has not provided for income taxes for the years ended December 31, 2010, 2011 and 2012.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:

	Year Ended December 31,
	2010	2012	2012
Computed expected tax benefit	$(6,774)	$(6,931)	$(7,709)
State tax benefit, net of federal effect	(1,195)	(1,223)	(1,360)
Increase in the valuation allowance	7,969	8,154	9,069

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2012 are as follows:

	December 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$20,256	$26,471
Capitalized research and developmental costs	24,023	26,511
Non-cash compensation	2,834	3,200

Total deferred tax assets	47,113	56,182
Less valuation allowance	(47,113)	(56,182)

Net deferred tax assets	$—	$—

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more likely than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2011 and 2012. The Company’s valuation allowance against its deferred tax assets increased by $7,969, $8,154 and $9,069 for the years ended December 31, 2010, 2011 and 2012, respectively.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $66 million to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The Company believes that these limitations will not materially impact the Company’s ability to utilize its net operating losses in the future. However, any future equity raise by the Company may limit the use of these net operating loss carryforwards.

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

11.	Quarterly Operating Results (Unaudited)

The following is a summary of operating results by quarter for the years ended December 31, 2011 and 2012:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011
Net loss	$(4,942)	$(4,810)	$(6,111)	$(4,522)
Basic and diluted net loss per share of common stock	$(0.20)	$(0.19)	$(0.24)	$(0.17)
2012
Net loss	$(5,753)	$(5,484)	$(5,357)	$(6,079)
Basic and diluted net loss per share of common stock	$(0.19)	$(0.18)	$(0.17)	$(0.20)

12.	Subsequent Events

In February 2013, we signed a non-binding term sheet with a venture capital lender for a $10 million loan. Of the $10 million, it is anticipated that $6 million will be funded in March 2013 and we will have the option to draw down the remaining $4 million through March 17, 2014, subject to the satisfaction of meeting certain sales

MELA SCIENCES, INC.

Notes to Financial Statements — (Continued)

and revenue targets. It is anticipated that the loan will mature 42 months from the initial closing and bear interest at the rate of 10.45% per year. The term sheet contemplates that during the first 12 months of the loan, only interest will be paid to the lender and after that we will make 30 equal payments of principal and interest until maturity. The loan would be secured by a general lien against all of our assets, other than our intellectual property assets. In addition, the lender will have a security interest in the proceeds of the sale of any of our intellectual property assets. In connection with the loan, the lender will receive a warrant to purchase that number of shares of our common stock equal to 775,000 divided by the to-be-determined exercise price of the warrant. The loan is subject to satisfactory completion of the lender’s due diligence and the execution of definitive loan documents and was conditioned upon the Company having raised $12.5 million in proceeds since January 1, 2013. This condition was satisfied with the proceeds of the ATM offering and the February 11, 2013 offering. There can be no assurance that the loan will be consummated or that the material terms of the loan will be as described.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the Common Stock totaled $7.9 million. After deducting the Underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The Common Stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010. On February 11, 2013, an employee of the Company contractually agreed to not exercise 900,000 fully vested options until such time as the stockholders of the Company approve an increase in the number of authorized shares of the Company’s common stock or, if earlier, the Company’s written consent.

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013 in conjunction with the public offering described above. Subsequent to year end 2012 and through termination of the agreement, the Company sold approximately 4.7 million shares for gross and net proceeds of approximately $8.8 million and $8.5 million, respectively.

As of February 15, 2013, the Company sold an aggregate of approximately 6.6 million shares of its common stock through the ATM Program for gross proceeds of approximately $14.4 million.

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our Company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2012.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by COSO in Internal Control — Integrated Framework. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.

EisnerAmper LLP, the independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2012. Their report is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MELA Sciences, Inc.

We have audited MELA Sciences, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MELA Sciences, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of MELA Sciences, Inc. as of December 31, 2011 and December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

March 4, 2013

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Performance Graph

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant.(2)

4.1	Specimen Stock Certificate.(2)

4.2	Form of Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 1, 2006).

4.3	Warrant dated May 7, 2009 issued by Electro-Optical Sciences, Inc. to Kingsbridge Capital Limited (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.1*	Form of Indemnification Agreement for directors and executive officers.(2)

10.2*	1996 Stock Option Plan.(3)

10.3*	2003 Stock Incentive Plan, as amended.(3)

10.4*	2005 Stock Incentive Plan.(2)

10.5*	Employment Agreement dated as of January 5, 2004 between the Registrant and Joseph V. Gulfo.(3)

10.6	Consulting Agreement dated as of May 31, 2005 between the Registrant and Marek Elbaum.(3)

10.7*	Consulting Agreement dated as of June 20, 2003 between the Registrant and Breaux Castleman, as amended.(1)

10.8	Consulting Agreement dated as of June 1, 2005 between the Registrant and Robert Friedman, M.D.(1)

10.9*	Amended and Restated Consulting Agreement effective as of April 1, 2006 between the Registrant and Gerald Wagner Consulting LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 29, 2006).

10.10*	Employment Offer Letter, dated April 24, 2006, between the Registrant and Richard I. Steinhart. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2006).

10.11	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 11, 2006).

10.12*	Amendment No. 1 to Amended and Restated Consulting Agreement dated as of January 30, 2007 by and among the Registrant, Gerald Wagner and Gerald Wagner Consulting LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2007).

10.13	Research and Feasibility Agreement between Registrant and L’Oreal S.A. dated as of March 26, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 28, 2007).

10.14	Common Stock Purchase Agreement dated as of May 27 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.15	Registration Rights Agreement dated as of May 7, 2009 between Electro-Optical Sciences, Inc. and Kingsbridge Capital Limited.( Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2009).

10.16	Agreement of Lease, dated as of July 14, 2009, by and between Stanford Bridge LLC and Electro-Optical Sciences, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.17	Underwriter Agreement dated as of June 30, 2010 among MELA Sciences, Inc., Needham & Company, LLC and Leerink Swann LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2010)

Exhibit Number	Exhibit Title

10.18	Supply Agreement with Arrow Electronics, Inc., dated April 8, 2011 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 5, 2011).+

10.19	Underwriter Agreement dated as of December 15, 2011, among MELA Sciences, Inc., Leerink Swann LLC, Needham & Company, LLC and First Analysis Securities Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2011).

10.20	Production Agreement, dated as of January 6, 2012, by and between MELA Sciences, Inc. and Askion GmbH (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 3, 2012).+

10.21	Service Agreement, dated March 21, 2012, by and between MELA Sciences, Inc. and QUINTILES Commercial Germany GmbH (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 3, 2012).

10.22	Sales Agreement dated June 15, 2012 between MELA Sciences, Inc. and Cowen and Company, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2012)

10.23	Underwriting Agreement, dated February 12, 2013, by and between MELA Sciences, Inc. and Cowen and Company, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2013)

23.1#	Consent of EisnerAmper LLP

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Indicates management compensatory plan, contract or arrangement

#	Filed herewith

+	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on July 15, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on June 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Joseph V. Gulfo, M.D.
Joseph V. Gulfo, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph V. Gulfo, M.D. Joseph V. Gulfo, M.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2013

/s/ Richard I. Steinhart Richard I. Steinhart	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013

/s/ Robert Coradini Robert Coradini	Director	March 5, 2013

/s/ Anne Egger Anne Egger	Director	March 5, 2013

/s/ Mark Fabiani Mark Fabiani	Director	March 5, 2013

/s/ John Goddard John Goddard	Director	March 5, 2013

/s/ Mindy Meads Mindy Meads	Director	March 5, 2013

/s/ David K. Stone David K. Stone	Director	March 5, 2013

/s/ LuAnn Via LuAnn Via	Director	March 5, 2013