Form 10-Q
period 2013-03-31
MELA SCIENCES, INC. /NY
filed 2013-04-30
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013: 43,037,144 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$21,647,046	$7,861,524
Accounts receivable, net	169,403	179,956
Inventory	436,960	675,602
Prepaid expenses and other current assets	876,451	965,624

Total Current Assets	23,129,860	9,682,706
Property and equipment, net	8,495,801	7,349,531
Patents and trademarks, net	45,602	47,308
Deferred financing costs	79,877	106,141
Other assets	84,127	84,127

Total Assets	$31,835,267	$17,269,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $59,750 and $59,689 as of March 31, 2013 and December 31, 2012, respectively)	$1,085,037	$1,850,102
Accrued expenses	887,314	956,541
Deferred placement revenue	230,779	171,726
Other current liabilities	60,596	40,811

Total Current Liabilities	2,263,726	3,019,180

Long Term Liabilities:
Deferred placement revenue	161,471	131,651
Loan payable	5,286,037	—
Warrant liability	547,150	—
Long-term interest payable	7,417	—
Deferred rent	137,859	143,772

Total Long Term Liabilities	6,139,934	275,423

Total Liabilities	8,403,660	3,294,603

COMMITMENTS, CONTINGENCIES and LITIGATION (Note 8)
Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none

Common stock — $.001 par value; authorized 45,000,000 shares; issued and outstanding 43,037,144 shares at March 31, 2013 and 32,204,720 at December 31, 2012	43,037	32,205
Additional paid-in capital	172,100,055	156,142,873
Accumulated deficit	(148,711,485)	(142,199,868)

Stockholders’ Equity	23,431,607	13,975,210

Total Liabilities and Stockholders’ Equity	$31,835,267	$17,269,813

*	Derived from the audited balance sheet as of December 31, 2012

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$144,100	$11,250
Cost of revenue	1,080,263	130,410

	(936,163)	(119,160)
Operating expenses:
Research and development	1,262,001	2,434,758
General and administrative	4,287,228	3,217,491

Operating loss	(6,485,392)	(5,771,409)
Interest income	(2,105)	(13,384)
Interest expense	48,763	—
Change in fair value of warranty liability	(15,433)	—
Other income, net	(5,000)	(5,000)

Net loss	$(6,511,617)	$(5,753,025)

Basic and diluted net loss per common share	$(.17)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	39,233,943	30,313,905

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,511,617)	$(5,753,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496,733	148,044
Allowance for uncollectible accounts	40,000	—
Non-cash interest expense	14,101	—
Change in fair value of warrant liability	(15,433)	—
Write-off of unamortized financing costs	41,166	—
Non-cash compensation	268,381	347,618
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,447)	(12,078)
Decrease (increase) in inventory	238,642	(310,090)
Decrease in prepaid expenses and other current assets	89,173	155,071
(Decrease) increase in accounts payable and accrued expenses	(834,292)	75,391
(Decrease) increase in deferred rent	(5,913)	1,389
Increase in deferred placement revenue	88,873	17,250
Increase in long-term interest payable	7,417	—
Increase in other current liabilities	19,785	13,887

Net cash used in operating activities	(6,092,431)	(5,316,543)

Cash flows from investing activities:
Purchases of property and equipment	(1,641,297)	(408,079)

Net cash used in investing activities	(1,641,297)	(408,079)

Cash flows from financing activities:
Proceeds from borrowings and issuance of warrant	6,000,000	—
Expenses related to borrowings and issuance of warrant	(245,358)	—
Proceeds from exercise of stock options	18,059	33,310
Net proceeds from public offerings	15,746,549	(4,293)

Net cash provided by financing activities	21,519,250	29,017

Net increase (decrease) in cash and cash equivalents	13,785,522	(5,695,605)
Cash and cash equivalents at beginning of period	7,861,524	27,996,871

Cash and cash equivalents at end of period	$21,647,046	$22,301,266

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Amortization of deferred financing costs	$41,166	—
Reclassification of MelaFind® components from other assets to property and equipment	$—	$522,014

See accompanying notes to the financial statements

MELA SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

MELA Sciences, Inc., a Delaware corporation (the “Company”), is a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind® features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that were ‘trained’ on our proprietary database of melanomas and benign lesions, in order to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

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

During the first quarter of 2013, the Company continued its controlled and deliberate commercial launch of MelaFind® by entering into user agreements with dermatologist customers and installing MelaFind® systems throughout the U.S. and Germany, while simultaneously commencing the second phase of the MelaFind® commercial launch by focusing on system usage and patient mobilization among its current customers. As of March 31, 2013, user agreements with 138 customers were in place and 126 MelaFind® systems were installed, with 12 installations pending scheduling and training of staff. Also during the quarter, the Company continued its Post-Approval Study evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®.

The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch phase of the Melafind® device and the post approval study. In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013 in conjunction with the public offering described below. During the quarter ended March 31, 2013, the Company sold approximately 4.7 million shares under the ATM Program for gross and net proceeds of approximately $8.8 million and $8.5 million, respectively. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the Common Stock totaled $7.9 million. After deducting the underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010. On February 11, 2013, a senior executive of the Company contractually agreed to not exercise 900,000 fully vested options until such time as the stockholders of the Company approve an increase in the number of authorized shares of the Company’s common stock or, if earlier, the Company’s written consent.

On March 15, 2013, the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender (“Lender”). Of the $10 million, $6 million was funded on March 15, 2013 and the Company will have the option to draw down the remaining $4 million through March 17, 2014, subject to the satisfaction of meeting certain sales and revenue targets. The loan matures 42 months from the initial closing and bears interest at a variable rate adjusted for changes in the prime rate but not less than 10.45% per year. For the period ended March 31, 2013 the rate was 10.45%. During the first 12 months the loan is outstanding, only interest will be paid to the Lender and after that the Company will make 30 equal payments of principal and interest until maturity. The loan is secured by a general lien against all of the Company’s assets, other than the Company’s intellectual property assets. In addition, the lender has a security interest in the proceeds of the sale of any of the Company’s intellectual property assets. The Company must also maintain various non-financial covenants including adhering to limits on incurring additional debt. In addition, the payment of dividends or distributions to stockholders is prohibited.

Upon executing the loan documents on March 15, 2013 the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share, were not fixed on March 15, 2013 but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase 693,202 shares of common stock at an exercise price of $1.118 per share. The warrant expires on April 26, 2018.

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the Company’s obligation to issue the warrant (“Warrant Obligation”) that totaled approximately $563 and the balance was reduced further by Lender costs and fees (“Costs”), resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a level 3 Fair value measurement to determine Fair value, which has significant unobservable inputs as defined in ASC 820. The value of the Warrant Obligation was determined using the Monte Carlo pricing model that used various assumptions that include; a stock price of $1.16 to $1.18 per share, volatility of 76.83%, time to maturity of 5 years, an exercise price of $1.15 to $1.16 and a riskless rate of return of .84%. Due to the nature of the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the Fair value.

The value of the Warrant Obligation combined with the Costs resulted in a loan discount of approximately $727. In addition, the Company is obligated to pay the Lender a fee of $425 at the maturity of the Loan (referred to as “Fee” or “Long-term interest payable”). The loan discount and the Fee are being amortized as additional interest expense over the life of the loan using the interest method. Prior to the terms of the warrant being fixed on April 26, 2013, the Warrant Obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” and therefore the Warrant Obligation is accounted for as a derivative reflected as a long-term liability at March 31, 2013 with changes in fair value included in operating results.

The aggregate future principal payments due under this $6 million loan are as follows:

Year ended December 31,

2013 (remaining nine months)	$0
2014	1,450
2015	2,374
2016	2,176

$6,000

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

As of March 31, 2013 the Company had approximately $21.6 million in cash and cash equivalents. Management believes that this cash balance and anticipated revenues will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. Should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. In addition, the Company anticipates that long-term it will spend substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. The funding could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with Lender, or in exchange for product rights in all or certain geographies, for example. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company generates revenue from the sale of usage based on the number of patient sessions or lesions examined, or a fixed monthly fee. The sale of usage is based upon either the sale of individual patient electronic record cards or a system generated monthly activity report indicating the number of patient sessions or number of lesions examined. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company allocates total contract consideration to each element based upon the relative standalone selling prices of each element, and recognizes the associated revenue for each element as delivery occurs or over the related service period, generally expected to be two years. Revenues associated with undelivered elements are deferred until delivery occurs or services are rendered.

Costs of revenue are associated with: the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the dermatologist which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of revenue.

3. INVENTORIES

Inventories consist of finished products that are stated at the lower of cost (first-in, first-out) or market value. The inventories are purchased items which are consumables to be sold for use in the operation of the MelaFind® systems. Due to the uncertainties associated with the commercialization of a new product, a reserve for inventory shrinkage has been established.

4. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements, the use of estimates to determine the elements of our revenue and deferred revenue, accrued expenses, and the warrant liability. Actual results could differ from these estimates. Estimates of future operating results are based upon numerous factors including past experience, known information and subjective estimates and assumptions. Actual future operating results could be materially different from management’s estimates and unforeseen events could adversely affect management’s estimates.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

	March 31,
	2013	2012
Common stock options	1,435,314	2,079,306
Warrants	200,000	546,781

Total	1,635,314	2,626,087

The table above excludes the 693,202 warrants issued to the Lender on April 26, 2013 (see Note 1).

The table above excludes 900,000 fully vested options subject to a forebearance agreement dated February 11, 2013, between the option holder and the Company.

7. COMPREHENSIVE LOSS

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss and per share amounts per the Statement of Operations and comprehensive net loss and related per share amounts.

8. STOCK-BASED COMPENSATION

As of March 31, 2013, the Company had one stock-based compensation plan, the 2005 Stock Incentive Plan (“2005 Plan”), under which the Board of Directors may currently grant incentives to employees, consultants, directors, officers and collaborating scientists in the form of incentive stock options, nonqualified stock options and restricted stock awards.

Stock awards under the Company’s stock option plan have been granted at prices which are no less than the market value of the stock on the date of the grant. Options granted under the 2005 Plan are generally time-based or performance-based, and vesting varies accordingly. Options under this plan expire in up to a maximum of ten years from the date of grant.

The compensation expense recognized in the Statement of Operations in the first quarter of 2013 and 2012 for stock options amounted to $268 (of which $125 relates to performance milestones) and $348 (of which $146 relates to performance milestones), respectively. Cash received from options and warrants exercised under all share-based payment arrangements for the three months ended March 31, 2013 and 2012 was $18 and $33, respectively.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	For the Three Months	For the Three Months
	Ended March 31, 2013	Ended March 31, 2012
Expected life	6.5 years	6.5 years
Expected volatility	76.83%	79.68%
Risk-free interest rate	1.25-1.38%	1.40-1.51%
Dividend yield	0%	0%

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

During the three months ended March 31, 2013, the weighted average fair value of options granted, estimated as of the grant date using the Black-Scholes option valuation model, was $1.16. For the three month period ended March 31, 2012, the weighted average fair value of options granted was $2.62. For the three months ended March 31, 2013 the total intrinsic value of options exercised was $17. During the three months ended March 31, 2012 the total intrinsic value of options exercised was $74.

The status of the Company’s stock option plans at March 31, 2013 is summarized below.

At March 31, 2013, stock options to purchase 1,435,314 shares of common stock at exercise prices ranging from $1.48 to $11.11 per share are outstanding and exercisable at various dates through 2023. The 900,000 share fully vested options subject to a forebearance agreement dated February 11, 2013 between the option holder and the Company have been excluded from the ‘Outstanding’ and

‘Vested’ total numbers of option shares. The 900,000 share options are included under number of shares ‘Forfeited’ until such time as a sufficient number of shares are authorized. On April 25, 2013, the Company’s stockholders approved such sufficient increase in the Company’s authorized number of shares.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term in	Intrinsic
	Shares	Share	Years	Value
Outstanding at December 31, 2012	2,426,533	$4.01	7.0	$29
Granted	58,850	1.68	—	—
Exercised	(18,059)	1.00	—	—
Forfeited or expired	(1,032,010)	3.80	—	—

Outstanding at March 31, 2013	1,435,314	$4.11	7.9	0

Vested and exercisable at March 31, 2013	760,289	$4.32	7.2	$0

		Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ .01-$ 3.00	229,351	9.5 years	$2.20	67,151	$2.30
$3.01-$ 6.00	910,763	8.6 years	$3.49	532,088	$3.43
$6.01-$11.11	295,200	4.5 years	$7.52	161,050	$8.11

$ .01-$11.11	1,435,314	7.9 years	$4.11	760,289	$4.32

As of March 31, 2013, of the total 1,435,314 options outstanding (which excludes 900,000 fully vested options subject to a forebearance agreement dated February 11, 2013, between the option holder and the Company), 675,025 have not vested. Of this total unvested amount, 242,825 options will vest upon the attainment of certain milestones, and the balance will vest over the requisite service period. The weighted average vesting period for the non-milestone, non-vested awards not yet recognized is 1.5 years.

As of March 31, 2013, of the $696 of total unrecognized compensation cost related to unvested options to be recognized, $186 is to be recognized over a period to be determined by performance-based milestones, and $510 is to be recognized over the requisite service period through 2017.

As of March 31, 2013, there were 1,295,899 shares available for future grants under the Company’s 2005 Plan.

On April 25, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s adoption of the new 2013 Stock Option Incentive Plan having terms substantially similar to the Company’s 2005 Plan and having 3.5 million shares available for grant.

9. COMMITMENTS, CONTINGENCIES and LITIGATION

The Company is obligated under a non-cancelable operating lease for office, lab, and manufacturing space expiring December 2016. The lease is subject to escalations for increases in operating expenses. The approximate aggregate minimum future payments due under this lease are as follows:

Year ended December 31,

2013 (remaining nine months)	$364
2014	477
2015	478
2016	478

$1,797

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

Beginning in August 2006, the Company, primarily through ASKION, engaged Carl Zeiss Jena GmbH (“Zeiss”) to build the lenses and assemblies, as well as provide certain technical consulting, for the MelaFind® units which have been used in the Company’s pivotal clinical trials. This work is expected to continue on commercial MelaFind® units throughout 2013.

The Company has an employment agreement with its President and Chief Executive Officer, Dr. Gulfo, which provides for an annual base salary, stock options and discretionary performance bonuses. The agreement, which provides for automatic one-year renewal terms, currently runs through the end of 2013.

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material in which case we will make separate disclosure as required.

10. STOCKHOLDERS’ EQUITY

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

On June 15, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross proceeds of up to $20 million, from time to time, through an “at-the-market” equity offering program (“ATM Program”) under which Cowen acts as sales agent. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on June 15, 2012, in connection with a takedown from the Company’s effective shelf registration statement. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

On February 12, 2013, the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the common stock totaled $7.9 million. After deducting the underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on February 11, 2013, in connection with a takedown from the Company’s effective shelf registration statement.

At March 31, 2013, the Company had $19.9 million available under its shelf registration including $5.6 million previously allocated to the ATM Program and remaining unused upon termination of the ATM Program.

As of March 31, 2013, the Company had 45,000,000 shares of $0.001 par value common stock authorized and 43,037,144 shares issued and outstanding; and had 10,000,000 shares of $0.10 par value preferred stock authorized with 0 preferred shares issued and outstanding. On April 25, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders voted to approve an increase in the number of authorized shares of the Company’s common stock to 95,000,000 shares.

11. WARRANTS

In connection with the Company’s private placement in August 2007, the Company issued warrants to purchase up to 500,041 shares of the Company’s common stock. At March 31, 2012, 346,781 of the 2007 warrants were outstanding. The 346,781 outstanding warrants issued in 2007 expired in August of 2012.

In connection with a public offering of the Company’s common stock in May 2009, the Company issued a 5-year warrant to Kingsbridge Capital to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at March 31, 2013.

As discussed in detail in Note 1, on March 15, 2013 the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender. In connection with the loan, the Lender received a warrant to purchase 693,202 shares of the Company’s common stock at an exercise price of $1.118 per share. This warrant was issued April 26, 2013 and expires five years from the date of issuance.

No warrants were exercised during the three months ended March 31, 2013 and March 31, 2012, respectively.

12. RELATED PARTY CONSULTING AGREEMENTS

The Company made no payments under consulting agreements with related parties.

13. OTHER INCOME

During April 2005, the Company discontinued all operations associated with its DIFOTI® product in order to focus its resources and attention on the development and commercialization of MelaFind®. During December 2006, the Company entered into a sale and exclusive licensing agreement with KaVo Dental GmbH (“KaVo”), a leading dental equipment manufacturer, which provides for KaVo to further develop and commercialize DIFOTI®. Beginning in July 2008, KaVo is required to pay to the Company a royalty stream based upon the worldwide aggregate net sales of the licensed product, as defined in the license agreement, or a set minimum. During the three months ended March 31, 2013 and March 31, 2012, the Company earned $5 as the pro-rated portion of the minimum annual royalty.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three broad levels as described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

As discussed in detail in Note 1, the Company’s warrant obligation was valued based on Level 3 inputs. The Company had no other fair value measurements during the period ended March 31, 2013 and 2012.

15. SUBSEQUENT EVENTS

As discussed elsewhere herein, on April 25, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders voted to approve an increase in the number of authorized shares of the Company’s common stock from 45,000,000 to 95,000,000. Also at that meeting, the stockholders voted to approve the Company’s 2013 Stock Incentive Plan which allows for the issuance of up to 3,500,000 shares of the Company’s common stock pursuant to awards made thereunder. On April 26, 2013, the Company issued a five year warrant to a Lender whereby the Lender can acquire up to 693,202 shares of common stock at an exercise price of $1.118.

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2012.

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise. Factors that might cause such a difference include whether MelaFind® achieves market acceptance.

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

We commenced operations in December 1989 as a New York corporation, re-incorporated as a Delaware corporation in September 1997, and changed our name from Electro-Optical Sciences, Inc. to MELA Sciences, Inc. on April 30, 2010. Since our inception, we have generated significant losses. As of March 31, 2013, we had an accumulated deficit of approximately $148.7 million. We expect to continue to spend significant amounts on the commercialization and further development of MelaFind® and the development of our technology.

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

During the first quarter of 2013, the Company continued its controlled and deliberate commercial launch of MelaFind® by entering into user agreements with dermatologist customers and installing MelaFind® systems throughout the U.S. and Germany, while simultaneously commencing the second phase of the MelaFind® commercial launch by focusing on system usage and patient mobilization among its current customers. As of March 31, 2013, user agreements with 138 customers were in place and 126 MelaFind® systems were installed, with 12 installations pending scheduling and training of staff. Also during the quarter, the Company continued its Post-Approval Study evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®.

The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch phase of the Melafind® device and the conduct of a post-approval study. We believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied on as indicative of our future performance.

Liquidity and Capital Resources

In May 2009, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed to purchase from time to time at the Company’s sole discretion, up to the lesser of $45 million or 3,327,000 shares of the Company’s common stock, prior to May 25, 2012 when the CEFF was terminated. In connection with this CEFF, the Company issued a 5 year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share

The Company did not sell any stock to Kingsbridge Capital Limited under the CEFF in the three months ended March 31, 2012. As of March 31, 2012, 1,095,315 shares of common stock remained available for sale under the CEFF, exclusive of the 200,000 outstanding warrants held by Kingsbridge. Legal, accounting, and other costs associated with this agreement approximating $62 had been deferred and this remaining balance was charged to expense upon termination of the CEFF.

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

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013 in conjunction with the public offering described below. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6,100,000 shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the common stock totaled $7.9 million. After deducting the Underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on February 12, 2013, in connection with a takedown from the Company’s shelf registration statement. On February 11, 2013, a senior executive of the Company contractually agreed to not exercise 900,000 fully vested options until such time as the stockholders of the Company approve an increase in the number of authorized shares of the Company’s common stock or, if earlier, the Company’s written consent.

On March 15, 2013, the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender. Of the $10 million, $6 million was funded on March 15, 2013 and the Company will have the option to draw down the remaining $4 million through March 17, 2014, subject to the satisfaction of meeting certain sales and revenue targets. The loan matures 42 months from the initial closing and bears interest at a variable rate adjusted for changes in the prime rate but not less than 10.45% per year. For the period ended March 31, 2013 the interest rate was 10.45%. During the first 12 months of the loan, only interest will be paid to the lender and after that the Company will make 30 equal payments of principal and interest until maturity. The loan is secured by a general lien against all of the Company’s assets, other than the Company’s intellectual property assets. In addition, the lender has a security interest in the proceeds of the sale of any of the Company’s intellectual property assets. The Company must also maintain various non-financial covenants including adhering to limits on incurring additional debt. In addition, the payment of dividends or distributions to stockholders is prohibited.

Upon executing the loan documents on March 15, 2013 the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share, were not fixed on March 15, 2013 but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase up to 693,202 shares of common stock at an exercise price of $1.118 per share. The warrant expires on April 26, 2018.

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the Company’s obligation to issue the warrant (“Warrant Obligation”) that totaled approximately $563 and the balance was reduced further by Lender costs and fees (“Costs”), resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a level 3 Fair value measurement to determine Fair value, which has significant unobservable inputs as defined in ASC 820. The value of the Warrant Obligation value was determined using the Monte Carlo pricing model that used various assumptions that include; a stock price of $1.16 to $1.18 per share, volatility of 76.83%, time to maturity of 5 years, an exercise price of $1.15 to $1.16 and a riskless rate of return of .84%. Due to the nature of the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the Fair value.

The value of the Warrant Obligation combined with the Costs resulted in a loan discount of approximately $727. In addition, the Company is obligated to pay the Lender a fee of $425 at the maturity of the Loan (referred to as “Fee” or “Long-term interest payable”). The loan discount and the Fee are being amortized as additional interest expense over the life of the loan using the interest method. Prior to the terms of the warrant being fixed on April 26, 2013, the Warrant Obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” and therefore the Warrant Obligation is accounted for as a derivative reflected as a long-term liability at March 31, 2013 with changes in fair value included in operating results.

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

Prior to March 15, 2013, we had not borrowed (other than by issuing convertible notes, all of which have been converted into equity) or financed our operations through equipment leases, financing loans or other debt instruments.

As of March 31, 2013 we had approximately $21.6 million in cash and cash equivalents. Management believes that this cash balance and anticipated revenues will be sufficient to fund the Company’s anticipated level of operations for at least the next twelve months. Should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. In addition, the Company anticipates that long-term it will need substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of the product. The funding could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with Lender. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures.

Our cash and cash equivalents at March 31, 2013 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities (in thousands)

Net cash used in operations was $6,092 for the three months ended March 31, 2013. For the corresponding period in 2012, net cash used in operations was approximately $5,317. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended March 31, 2013, there was $1,641 net cash used in our investing activities for the purchase of fixed assets, which consist mainly of MelaFind® systems. For the corresponding period in 2012, $408 net cash was used in our investing activities for the purchase of fixed assets.

Cash Flows from Financing Activities

For the three months ended March 31, 2013, there was $21,519 provided by our financing activities representing the net proceeds from our ATM public offering, the net proceeds from our public offering consummated in February 2013, net proceeds from borrowings and the proceeds from the exercise of stock options. For the three months ended March 31, 2012 there was $29 provided by our financing activities representing the net of additional costs from our December 2011 public offering and the proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We face certain risks and uncertainties, which are present in many emerging medical device companies. At March 31, 2013, we had an accumulated deficit of approximately $148.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we proceed through the commercial launch phase of the Melafind® device. We do not expect to generate significant product revenue until after we successfully complete a controlled product launch of MelaFind®. However, we will spend substantial funds to broaden the commercialization of MelaFind®, including development of a direct sales force and expansion of our contract manufacturing capacity. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. The funding could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with Lender, or in exchange for product rights in all or certain geographies, for example. The Company believes that the Company’s available cash and cash equivalents, combined with anticipated revenues, will be sufficient to fund the Company’s anticipated levels of operations for at least the next twelve months. However, should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. If the Company’s existing cash is insufficient to satisfy the Company’s liquidity requirements, or if the Company develop additional products, we may seek to sell additional equity or debt securities or obtain a credit facility, which will be even more difficult due to the lack of available capital as a result of the ongoing effects of the recent global economic crisis. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of, delay or eliminate some or all of planned product research development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices such as MelaFind® and operating our Company, we are unable to estimate the exact amounts of capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including product marketing and building a direct sales force;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

Contractual Obligations (in thousands)

The following table summarizes our outstanding contractual obligations as of March 31, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-4 years
Operating leases	$1,797	$462	$955	$380
Debt principal and interest payments	$7,471	$627	$4,836	$2,008

Our long-term operating lease obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 21,700 square feet of space expires in December 2016.

Our long-term debt principal and interest obligations represent the loan agreement with a venture capital lender.

Results of Operations (in thousands)

In the first quarter of 2013, the Company continued its MelaFind® commercial launch activities in the U.S. and Germany which had commenced in March 2012. For the first two months of 2012 the Company recorded all transactions as an R&D company. Subsequent to the commercial launch of MelaFind® in March 2012, certain costs previously classified as research and development expenses are now classified as cost of sales or selling, general and administrative expenses. Sales and marketing efforts in the first quarter of 2013 were significantly increased over the first quarter a year earlier.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue of $144 and a change in deferred revenue of $89 were recorded in the three months ended March 31, 2013, compared to revenue of $11 and deferred revenue of $17 during the three months ended March 31, 2012. Revenue, as stated, is net of a provision for customer allowances of $10. In addition, an allowance for bad debts of $30 has been recorded to SG&A expense. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the billing of usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provides for the sale of consumables needed to operate the system. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Costs of $1,080 were recorded as associated with the realization of MelaFind® revenue during the three months ended March 31, 2013 compared to costs of revenue of $130 a year earlier. These costs were made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, the cost of a reserve for shrinkage in consumable inventories, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of goods sold.

Research and Development Expense

Research and development (“R&D”) expenses experienced an overall decrease of $1,173 or 48% in the three months ended March 31, 2013 versus the comparable period a year earlier. Clinical and regulatory costs are recorded to selling, general and administrative (“SG&A”) expense in 2013. In the first quarter of 2012, clinical costs of $639 and regulatory costs of $435 which occurred before commercialization were recorded to R&D. The balance of the decrease in R&D costs was the reduction in R&D labor and materials at Askion in Germany of $254 offset by increases of $70 in U.S. developmental costs and $85 in software development costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses experienced an overall increase of $1,070 or 33% for the three months ended March 31, 2013 versus the comparable period a year earlier. As discussed above certain clinical and regulatory expenses now recorded in SG&A were recorded in 2012 as R&D and account for $1,074 of the quarter –to-quarter variance. Exclusive of the cost reclassification, the variance is primarily due to increased marketing costs of $1,021 offset by decreased clinical costs of $530 and decreased regulatory costs of $423.

The increase in marketing costs in the first quarter of 2013 over the same period a year earlier include an increase in compensation related expenses of $540 and the increase in travel and entertainment costs of $148 as the number of employees in marketing increased to 26 from 7 a year earlier.

Interest Income

Interest income for the three months ended March 31, 2013 decreased to $2 from $13 in the comparable period of 2012. Interest income decreased as a result of the deterioration of interest rates and smaller cash balances during the period in 2013.

Interest Expense

Interest expense for the quarter ended March 31, 2013 represents the interest expense on the loan entered into in March 2013. There was no interest expense in the same period a year earlier.

Change in Fair Value of Warranty Liability

In connection with the loan agreement entered into in March 2013, the Company has a liability to issue a warrant in the future. The value of that warrant liability will vary until the warrant is issued. From the date of the loan agreement when the liability was calculated to March 31, 2013, the calculated liability associated with the warrant decreased by $15. There was no similar warranty liability in 2012.

Other Income

Other income for the three month periods ended March 31, 2013 and 2012 was the $5 royalty minimum we earn each quarter from Kavo on the sale/licensing of our DEFOTI product.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in this quarterly report, we believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and accrued expenses are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The Company generates revenue from the sale of usage based on the number of patient sessions or lesions examined, or a fixed monthly fee. Electronic record cards activate the MelaFind® system, capture data and store the data. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, supplies, maintenance and the right to use MelaFind®. In accordance with the accounting guidance regarding multiple-element arrangements, the Company allocates total contract consideration to each element based upon the relative standalone selling prices of each element, and recognizes the associated revenue for each element as delivery occurs or over the related service period, generally expected to be two years. Revenues associated with undelivered elements are deferred until delivery occurs or services are rendered.

Costs of revenue are associated with: the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the customer which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to costs of revenue.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2012. In addition, the following risk factors have materially changed during the three months ended March 31, 2013:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Our net loss for the three months ended March 31, 2013 was approximately $6.5 million, and as of March 31, 2013, we had an accumulated deficit of approximately $148.7 million. Our research and development expenses may increase in connection with our continued development activities related to MelaFind®. We expect to incur significant sales, marketing, contract-manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization and continue development of MelaFind® enhancements or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

As of March 31, 2013 we had approximately $21.6 million in cash and cash equivalents. Our operations have consumed substantial amounts of cash over the past several years and we expect that our cash used by operations will increase significantly in each of the next several years. We believe that our available cash and cash equivalents combined with our anticipated revenues will be sufficient to fund our anticipated levels of operations for at least the next twelve months. In the event that the Company is unable to raise additional funds, the Company has the ability and intent to reduce certain discretionary expenditures. However, we will need substantial funds to broaden the commercial expansion of MelaFind®, including further development of a direct sales force and expansion of our contract-manufacturing capacity. We also expect to continue to spend funds on research and development and product enhancements. Our business or operations may change in a manner that would consume available resources more rapidly than we anticipate. The amount of funding we will need will depend on many factors, including:

•	the cost of commercialization activities, including product marketing and building a direct sales force;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product creation and enhancement, and meeting competitive services and technologies;

•	the schedule, costs and results of our clinical trials and studies;

•	the costs of maintaining inventory or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other rights.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1#	Loan and Security Agreement, dated as of March 15, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc.

10.2#	Warrant Agreement, dated as of April 26, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc.

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan and Security Agreement, dated as of March 15, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc.

10.2	Warrant Agreement, dated as of April 26, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File