Form 10-Q
period 2013-06-30
MELA SCIENCES, INC. /NY
filed 2013-08-07
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

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

As of July 31, 2013: 43,112,144 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$15,152,498	$7,861,524
Accounts receivable, net	208,259	179,956
Inventory, net	276,502	675,602
Prepaid expenses and other current assets	747,420	965,624

Total Current Assets	16,384,679	9,682,706
Property and equipment, net	10,011,761	7,349,531
Patents and trademarks, net	44,333	47,308
Deferred financing costs	71,364	106,141
Other assets	87,627	84,127

Total Assets	$26,599,764	$17,269,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,809,242	$1,850,102
Accrued expenses	1,222,359	956,541
Loan payable	353,283	—
Deferred placement revenue	290,740	171,726
Other current liabilities	53,792	40,811

Total Current Liabilities	3,729,416	3,019,180

Long Term Liabilities:
Deferred placement revenue	143,290	131,651
Loan payable	5,008,846	—
Long-term interest payable	51,922	—
Deferred rent	131,946	143,772

Total Long Term Liabilities	5,336,004	275,423

Total Liabilities	9,065,420	3,294,603

COMMITMENTS, CONTINGENCIES and LITIGATION
Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 95,000,000 shares; issued and outstanding 43,112,144 shares at June 30, 2013 and 32,204,720 at December 31, 2012	43,112	32,205
Additional paid-in capital	173,624,471	156,142,873
Accumulated deficit	(156,133,239)	(142,199,868)

Stockholders’ Equity	17,534,344	13,975,210

Total Liabilities and Stockholders’ Equity	$26,599,764	$17,269,813

*	Derived from the audited balance sheet as of December 31, 2012

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$144,399	$75,757	$288,499	$87,007
Cost of revenue	1,381,447	372,048	2,461,710	502,458

	(1,237,048)	(296,291)	(2,173,211)	(415,451)

Operating expenses:
Research and development	1,122,962	1,673,338	2,384,963	4,108,096
Selling, general and administrative	4,672,540	3,528,575	8,959,768	6,746,066

Operating loss	(7,032,550)	(5,498,204)	(13,517,942)	(11,269,613)

Interest income	2,710	9,021	4,815	22,405
Interest expense	(291,622)		(340,385)
Change in fair value of warrant liability	(105,292)		(89,859)
Other income	5,000	4,996	10,000	9,996

Net loss:	$(7,421,754)	$(5,484,187)	$(13,933,371)	$(11,237,212)

Basic and diluted net loss per common share	$(0.17)	$(0.18)	$(0.34)	$(0.37)

Basic and diluted weighted average number of common shares outstanding	43,086,595	30,332,217	41,170,911	30,323,061

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,933,371)	$(11,237,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107,009	330,395
Allowance for uncollectible accounts	40,290	—
Inventory reserve	325,000	—
Non-cash interest expense	98,706	—
Change in fair value of warrant liability	89,859	—
Write-off of unamortized financing costs	41,166	62,391
Non-cash equity compensation	1,097,106	774,493
Changes in operating assets and liabilities:
Increase in accounts receivable	(68,593)	(68,360)
Decrease (increase) in inventory	74,100	(383,181)
Decrease in prepaid expenses and other current assets	218,204	306,814
Increase in other assets	(3,500)	(6,751)
Increase in accounts payable and accrued expenses	224,958	888,813
(Decrease) increase in deferred rent	(11,826)	2,778
Increase in deferred revenue	130,653	87,974
Increase in long-term interest payable	51,922	—
Increase in other current liabilities	12,981	12,277

Net cash used in operating activities	(10,505,336)	(9,229,569)

Cash flows from investing activities:
Purchases of property and equipment	(3,766,264)	(1,390,572)

Net cash used in investing activities	(3,766,264)	(1,390,572)

Cash flows from financing activities:
Proceeds from borrowings and issuance of warrant	6,000,000	—
Expenses related to borrowings and issuance of warrant	(245,358)	—
Expenses related to public offering	0	(198,942)
Proceeds from exercise of stock options	18,059	33,310
Net proceeds from public offerings	15,789,873	—

Net cash provided by (used in) financing activities	21,562,574	(165,632)

Net increase (decrease) in cash and cash equivalents	7,290,974	(10,785,773)
Cash and cash equivalents at beginning of period	7,861,524	27,996,871

Cash and cash equivalents at end of period	$15,152,498	$17,211,098

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity:
Reclassification of warrant liability to stockholders’ equity	$652,442	—
Reclassification of MelaFind® components from other assets to property and equipment	$—	$522,014

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

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval for MelaFind® . On March 7, 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the commercial launch of its breakthrough product for melanoma detection.

The Company is continuing the controlled and deliberate commercial launch of MelaFind® throughout the United States and Germany. As of June 30, 2013 there were 145 MelaFind® systems installed. Also during the current quarter, the Company continued its Post-Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch of the MelaFind® device and the PAS.

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

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013. During the quarter ended March 31, 2013, the Company sold approximately 4.7 million shares under the ATM Program for gross and net proceeds of approximately $8.8 million and $8.5 million, respectively. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

On February 12, 2013 the Company entered into an underwriting agreement, relating to the public offering of 6.1 million shares of the Company’s common stock, at a price to the public of $1.30 per share. The gross proceeds to the Company from the sale of the common stock totaled $7.9 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013, in connection with a takedown from the Company’s then current shelf registration statement on Form S-3 (File No. 333-167113) declared effective by the SEC on June 1, 2010.

On March 15, 2013, the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender (“Lender”). Of the $10 million, $6 million was funded on March 15, 2013 and the Company will have the option to draw down the remaining $4 million through March 17, 2014, subject to the satisfaction of meeting certain sales and revenue targets. The loan matures 42 months from the initial closing and bears interest at a variable rate adjusted for changes in the prime rate but not less than 10.45% per year. For the period from the loan’s inception to June 30, 2013 the interest rate was 10.45%. During the first 12 months the loan is outstanding, only interest will be paid to the Lender and after that the Company will make 30 equal payments of principal and interest until maturity. The loan is secured by a general lien against all of the Company’s assets, other than the Company’s intellectual property assets. In addition, the Lender has a security interest in the proceeds of the sale of any of the Company’s intellectual property assets. The Company must also maintain various non-financial covenants including adhering to limits on incurring additional debt. In addition, the payment of dividends or distributions to stockholders is prohibited.

Upon executing the loan documents on March 15, 2013 the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share, were not fixed on March 15, 2013 but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase 693,202 shares of common stock at an exercise price of approximately $1.12 per share (“Warrant”). The Warrant expires on April 26, 2018.

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the Company’s obligation to issue the warrant (“Warrant Obligation”) that totaled approximately $563,000 and the balance was reduced further by the Lender’s costs and fees (“Costs”), resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a level 3 fair value measurement to determine fair value of the Warrant Obligation, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. During the period from the loan inception date until the Warrant Obligation was fulfilled and the Warrant was issued, the Warrant Obligation was reflected as a long-term liability at fair value. Changes in the fair value (“mark-to-mark adjustments”) of the Warrant Obligation were included in operating results. The fair value of the Warrant Obligation was determined using the Monte Carlo pricing model that used various assumptions that included; a stock prices ranging from $1.16 to $1.18 per share, volatility of 77%, time to maturity of 5 years, exercise prices ranging from $1.15 to $1.16 and a risk free interest rate of return of .84%. Due to the nature of the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the fair value.

The value of the Warrant Obligation combined with the Costs resulted in an initial loan discount of approximately $727,000. In addition, the Company is obligated to pay the Lender a fee of $425,000 at the maturity of the Loan (referred to as “Fee” or “Long-term interest payable”). The loan discount and the Fee are being amortized as additional interest expense over the life of the loan using the interest method. The unamortized loan discount at June 30, 2013 was approximately $638,000. As discussed above, prior to the terms of the warrant being fixed on April 26, 2013, the Warrant Obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”) and therefore the Warrant Obligation was accounted for as a derivative reflected as a long-term liability until the Warrant was issued on April 26, 2013. The terms of the Warrant upon issuance no longer required derivative accounting under ASC 815 and therefore the fair value of the Warrant was classified within stockholders equity.

The aggregate future principal payments due under this $6 million loan are as follows (amounts in thousands):

Year ended December 31,

2013 (remaining six months)	$0
2014	1,450
2015	2,374
2016	2,176

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

LIQUIDITY

As of June 30, 2013 the Company had approximately $15 million in cash and cash equivalents and for the six months ended June 30, 2013 cash used in operations totaled approximately $10.5 million. As the result of these factors, management has recently put in place a series of cost reduction programs that included staff reductions, the elimination or deferral of all nonessential projects and activities, including fixed asset additions, and the scaling back or discontinuance of general corporate activities (collectively referred to as “Cost Reduction Plan”.) Management believes, based on current estimates, that cash and cash equivalents held at June 30, 2013 combined with estimated revenue and the effect of the Cost Reduction Plan will result in the Company having the ability to fund operations and meet its debt service obligations for at least the next twelve months. Should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. The Company has outstanding long-term debt that contains non-financial covenants. Failure to maintain these covenants for any reason would represent an event of default and would allow the Lender to demand the immediate and full payment of over $6 million. If the Company was required to prepay the long-term debt, it would have an immediate and material adverse impact on the Company’s financial position and its ability to fund operations prospectively. The Company’s ability to fund operations beyond twelve months is not assured and will be impacted by market acceptance of MelaFind® and the related growth in revenues, potential capital raises as discussed in more detail below, and cost cutting measures that are in place currently or may be put into place in the future. In addition, the Company anticipates that long-term it will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with the Lender, or in exchange for product rights in all or certain geographies. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to raise additional funds, the Company would reduce or eliminate expansion plans and may need to discontinue operations.

2. INVENTORIES

Inventories consist of finished products that are stated at the lower of cost (first-in, first-out) or market value. The inventories are purchased items which are consumables to be sold for use in the operation of the MelaFind® systems. As of June 30, 2013 the reserve for obsolete inventory totaled $325,000.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued a number of new accounting standards that require future adoption. Based on the Company’s initial review of these new standards, none are expected to have a material impact on the Company’s financial statements.

5. FIXED ASSETS

During the six months ended June 30, 2013, the Company capitalized approximately $3.8 million of MelaFind® system costs and as of June 30, 2013 the total capitalized cost of MelaFind® systems was approximately $10.1 million. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset is not recoverable. While there have been no events or circumstances that would indicate any of the Company’s long-lived assets, including the Company’s inventory of MelaFind® systems, are not recoverable; however, if in the future there is a lack of market acceptance of MelaFind or if estimated revenues from MelaFind® do not meet Management’s expectations, than there could be an impairment loss for these assets that could be material to the Company’s financial position and results of operations.

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

	June 30,
	2013	2012
Common stock options	2,937,127	2,195,306
Warrants	893,202	546,781

Total	3,830,329	2,742,087

7. COMPREHENSIVE LOSS

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss and per share amounts per the Statement of Operations and comprehensive net loss and related per share amounts.

8. STOCK-BASED COMPENSATION

On April 25, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s adoption of the new 2013 Stock Incentive Plan having terms substantially similar to the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and having 3.5 million shares available for issuance in respect of awards made there under. As of June 30, 2013, the aggregate number of shares of common stock remaining available for issuance in respective of awards which may be made under both the 2013 Stock Incentive Plan and the 2005 Plan was approximately 4 million.

On February 11, 2013, the Company’s former Chairman, President and Chief Executive Officer (“Former CEO”) contractually agreed (“Forbearance Agreement”) to not exercise 900,000 fully vested options until such time as the stockholders of the Company approve an increase in the number of authorized shares of the Company’s common stock or, if earlier, the Company’s written consent. On April 25, 2013, the Company’s stockholders approved an increase in the authorized shares of common stock and therefore the restriction placed on the Former CEO’s ability to exercise the 900,000 fully vested options lapsed. For financial reporting purposes, the Forbearance Agreement was accounted for at the time it was executed as a cancellation with no concurrent grant and therefore upon the lapsing of the exercise restriction on April 25, 2013, the Company recognized additional stock compensation of approximately $423,000.

On April 25, 2103, the Company granted stock options to numerous employees to acquire a total of approximately 1.3 million shares of common stock at an exercise price of $1.24. Included therein, was a grant to the Company’s Former CEO to acquire 1 million shares of common stock of which a quarter vested immediately and the balance vest based upon the achievement of defined cash flow, revenue or stock price targets. The fair value of the Former CEO’s vested options resulted in stock based compensation recognized for the three months ended June 30, 2013 of approximately $200,000.

During May 2013 the Company issued 75,000 shares of common stock to two consultants as compensation for service rendered. In connection therewith, the Company recognized stock compensation of approximately $80,000 for the three months ended June 30, 2013.

On June 15, 2013 the Former CEO resigned from the Company. As of the date of termination the Former CEO held approximately 1.2 million vested and 750,000 unvested options with exercise prices of $1.24 or $3.75. In accordance the stock option plan, the unvested options expired on date of resignation and are available for future grants under the stock option plan. The Former CEO has 90 days from termination to exercise vested options. After 90 days, any unexercised options will expire and become available for future grants under the stock option plans.

On June 21, 2013, the Company granted stock options to the Interim Chief Executive Officer to acquire 200,000 shares of common stock at an exercise price $0.73 per share. The options vest quarterly over one year and vesting may be accelerated under certain defined circumstances. The total fair value of the grant that will be recognized as compensation expense over the vesting period is approximately $96,000. The amount of stock compensation expense recognized in the three months ended June 30, 2013 was not material.

9. WARRANTS

In connection with a committed equity facility with Kingsbridge Capital Limited (“Kingsbridge”) in May 2009, the Company issued a 5-year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at June 30, 2013 and expire on May 7, 2014.

As discussed in detail in Note 1, on March 15, 2013 the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender. In connection with the loan, the Lender received a warrant to purchase 693,202 shares of the Company’s common stock at an exercise price of approximately $1.12 per share. This warrant was issued April 26, 2013 and expires five years from the date of issuance.

No warrants were exercised during the six months ended June 30, 2013 and 2012, respectively.

10. STOCKHOLDERS’ EQUITY

On April 25, 2013 the Company’s stockholders voted to approve an increase in the number of authorized shares if common stock from 45,000,000 to 95,000,000.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As discussed in detail in Note 1, the Company’s Warrant Obligation was valued based on Level 3 inputs. The Company had no other assets or liabilities carried at fair value during the three and six month periods ended June 30, 2013 and 2012.

12. SUBSEQUENT EVENT

As discussed in Note 1, in response to recurring operating losses and limited liquidity, during August 2013 the Company’s Board of Directors approved the Cost Reduction Plan that included a reduction in work force and the prospective elimination or deferral of all nonessential projects and activities and the scaling back or discontinuance of general corporate activities. The communication to effected employees was made during August 2013. In connection therewith, the Company will record a charge for employee termination benefits totaling approximately $83,000 that will be reflected in the statement of operations as increases in cost of revenue, research and development and selling, general and administrative expenses of approximately $14,000, $16,000 and $53,000 respectively in the third quarter of 2013. Employee termination benefits will be paid during August 2013.

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2012. We have experienced and expect to continue to experience volatility in our operating loss resulting from MelaFind® launch activities that can vary significantly period-to-period. Therefore we believe that period-to-period comparisons of our historical results of operations may not be meaningful and should not be relied on as indicative of our future performance.

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise. Factors that might cause such a difference include whether MelaFind® achieves market acceptance.

Overview

We are a medical device company focused on the commercialization of our flagship product, MelaFind®, and the further design and development of MelaFind® and our technology. MelaFind® is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. MelaFind® features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that were ‘trained’ on our proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval for MelaFind®. The Company is continuing the controlled and deliberate commercial launch of MelaFind® throughout the United States and Germany. As of June 30, 2013 there were 145 MelaFind® systems installed. Also during the current quarter, the Company continued its Post-Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch of the MelaFind® device and the PAS.

We are currently in discussions with a number of additional dermatologist practices that either have a user agreement currently under evaluation, or have been classified as “highly interested” by the Company. However, just because these potential customers may have expressed interest in obtaining a MelaFind® system, there can be no assurance that any of these potential customers will ever sign a user agreement with us. Our rate of placement varies from month to month and may or may not bear any relation to the number of potential customers we may have at any one time. Our placement rate to date has not been at the level initially estimated, due to a number of factors, including the time it takes to properly train doctors and staff for correct usage, our limited marketing to date, and general awareness as to the potential benefits of MelaFind®. From time-to-time, we have experienced customer’s who have returned the MelaFind® system. We can give no assurances that customer returns will not increase or that all our customers will continue to us the MelaFind® system in the future. Our revenues are dependent on the amount of usage generated from our installed systems, which is out of our control as usage (i.e. the number of patients used on and the amount of lesions per patient) ultimately will be determined between the doctor and the individual patients. The financial success of the Company will depend on a number of factors, primary among which is our ability to place MelaFind® systems, increase the penetration with dermatologists, encourage the usage of these systems, and control our costs. Currently, we cannot determine when we will have sufficient revenues to cover our continuing developmental costs, manufacturing, marketing and other operational expenses.

On June 17, 2013 we announced that Dr. Joseph Gulfo resigned as the Company’s Chairman, President and Chief Executive Officer effective June 15, 2013. Succeeding Dr. Gulfo as the Company’s Interim Chief Executive Officer is Mr. Robert C. Coradini, a current member of our Board of Directors.

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of June 30, 2013, we had an accumulated deficit of approximately $156 million. We expect to continue to spend significant amounts on the commercialization and further development of MelaFind® and the development of our technology. The Company anticipates that it will continue to incur net losses for the foreseeable future as the commercial launch of the MelaFind® continues and as we conduct the Post-Approval Study.

As of June 30, 2013 the Company had approximately $15 million in cash and cash equivalents and for the six months ended June 30, 2013 cash used in operations totaled approximately $10.5 million. As the result of these factors, management has recently put in place a series of cost reduction programs that included staff reductions, the elimination or deferral of all nonessential projects and activities, including fixed asset additions, and the scaling back or discontinuance of general corporate activities (collectively referred to as “Cost Reduction Plan”.) Management believes, based on current estimates, that cash and cash equivalents held at June 30, 2013 combined with estimated revenue and the effect of the Cost Reduction Plan will result in the Company having the ability to fund operations and meet its debt service obligations for at least the next twelve months. Should the Company experience unforeseen expenses, or if anticipated revenues are not realized, the effect could negatively impact management’s estimated operating results over the next twelve months. The Company has outstanding long-term debt that contains non-financial covenants. Failure to maintain these covenants for any reason would represent an event of default and would allow the lender to demand the full payment of over $6 million. If the Company was required to prepay the long-term debt, it would have an immediate and material adverse impact on the Company’s financial position and its ability to fund operations prospectively. The Company’s ability to fund operations beyond twelve months is not assured and will be impacted by market acceptance of MelaFind® and the related growth in revenues, potential capital raises, if available, and cost cutting measures that are in place currently or may be put into place in the future. In addition, the Company anticipates that long-term it will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with our current lender, or in exchange for product rights in all or certain geographies. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to raise additional funds, the Company would reduce or eliminate expansion plans and may need to discontinue operations.

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013 in conjunction with the public offering described below. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively, including the sale during the quarter ended March 31, 2013 of approximately 4.7 million shares for aggregate gross and net proceeds of approximately $8.8 million and $8.5 million respectively.

During February 2013 the Company entered into an underwriting agreement, relating to the public offering of 6.1 million shares of the Company’s common stock, at a price to the public of $1.30 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the common stock totaled $7.9 million. After deducting the underwriters’ discounts and commissions and other offering expenses payable by the Company, net proceeds were approximately $7.3 million. The common stock was offered and sold pursuant to the Company’s Prospectus dated June 1, 2010 and the Company’s Prospectus Supplement filed with the SEC on February 12, 2013, in connection with a takedown from the Company’s then current shelf registration statement.

On March 15, 2013, the Company executed definitive loan documents finalizing a $10 million loan with a venture capital lender. Of the $10 million, $6 million was funded on March 15, 2013 and the Company will have the option to draw down the remaining $4 million through March 17, 2014, subject to the satisfaction of meeting certain sales and revenue targets. Based on current estimates, management does not believe it is likely that it will draw down the remaining $4 million available under the loan. The loan matures 42 months from the initial closing and bears interest at a variable rate adjusted for changes in the prime rate but not less than 10.45% per year. For the period from the loan’s inception to June 30, 2013, the interest rate was 10.45%. During the first 12 months of the loan, only interest will be paid to the lender and after that the Company will make 30 equal payments of principal and interest until maturity. The Company must also maintain various non-financial covenants including adhering to limits on incurring additional debt. In addition, the payment of dividends or distributions to stockholders is prohibited. In connection with the loan, the lender, as additional consideration, received a five year warrant to purchase 693,202 shares of common stock at an exercise price of approximately $1.12 per share.

Most of our expenditures prior to the launch of Melafind® in March 2012 had been for research and development activities and general and administrative expenses. Research and development expenses represented costs incurred for product development, clinical trials, activities related to regulatory filings, and prototype development costs. Subsequent to the commercial launch of MelaFind®, certain costs and resources previously associated with research and development activities were redeployed to support commercial operations and are now classified as cost of revenues or selling, general and administrative expenses.

Summary of Cash Flow Activities

Our cash and cash equivalents at June 30, 2013 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $10.5 million for the six months ended June 30, 2013. For the corresponding period in 2012, net cash used in operations was approximately $9.2 million. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended June 30, 2013 and 2012, there was approximately $3.8 million and $1.4 million respectively of net cash used in our investing activities for the purchase of fixed assets, which consist mainly of MelaFind® systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, there was $21.6 million provided by our financing activities representing the net proceeds from our ATM public offering, the net proceeds from our public offering consummated in February 2013, net proceeds from borrowings and the proceeds from the exercise of stock options. For the six months ended June 30, 2012 there was $166,000 of cash used in our financing activities representing the net of additional costs from our December 2011 public offering and the proceeds from the exercise of stock options.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices such as MelaFind® and operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including product marketing and building a direct sales force;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies, including the Post-Approval Study;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties;

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights: and

•	the cost to service and maintain the MelaFind® systems installed

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-4 years
Operating leases	$1,586,000	$447,000	$1,139,000	$—
Debt principal and interest payments	$7,791,000	$979,000	$6,812,000	$—

Our long-term operating lease obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 21,700 square feet of space expires in December 2016.

Our long-term debt principal and interest obligations represent the loan agreement with a venture capital lender.

Results of Operations

For the three and six months ended June 30, 2013, the Company continued the commercial launch MelaFind® in the U.S. and Germany which had commenced in March 2012. For the first two months of 2012 the Company had no revenue from commercial operations and all operating activities were dedicated to research and development and preparing to launch MelaFind®. Subsequent to the commercial launch of MelaFind® in March 2012, certain costs previously classified as research and development expenses were redeployed to support commercial operations and are now classified as cost of revenue or selling, general and administrative expenses. Sales and marketing efforts in the first six months of 2013 are significantly higher compared to the same period in 2012 as the Company has refocused its efforts away from research and development of MelaFind® to the commercial launch of MelaFind® .

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Revenue increased to $144,000 in the three months ended June 30, 2013 compared to $76,000 in the three months ended June 30, 2012. The increase of $68,000 is the direct result of an increase in the number of MelaFind® units installed and system usage. The number of installed units increased from 22 units at June 30, 2012 to 145 units at June 30, 2013. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the billing of usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provides for the sale of consumables needed to operate the system. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Costs of revenue increased to $1,381,000 in the three months ended June 30, 2013 compared to $372,000 in the three months ended June 30, 2012. Cost of revenue is made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to cost of revenue. During the launch of MelaFind® we have experienced certain start-up costs associated with logistics, training and ensuring customer satisfaction that have had a negative impact on cost of revenue. During the three months ended June 30, 2013, we recognized a charge of $250,000 for inventory obsolescence resulting from recent system enhancements that eliminated the need to use certain accessories.

Research and Development Expense

Research and development (“R&D”) expenses decreased to $1,123,000 in the three months ended June 30, 2013 compared to $1,673,000 in the three months ended June 30, 2012. The decrease of $550,000 is the direct result of MelaFind® being approved for use in the USA and Europe with resources redeployed from R&D activities to supporting product revenue. Ongoing R&D efforts are for product enhancements and post-approval clinical and regulatory matters.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) increased to $4,673,000 in the three months ended June 30, 2013 from $3,529,000 in the three months ended June 30, 2012. The increase of $1,144,000 is the result of promoting the launch of MelaFind® including increases in advertising, promotion, sales and marketing to increase customer awareness and penetrate the markets in which we have selected to launch. With increasing sales activities, we have strengthened our back-office infrastructure in accounting, information technology and customer service and support. Non-cash equity compensation expense included in SG&A totaled approximately $740,000 and $190,000 for the three months ended June 30, 2013 and 2012 respectively.

Interest Income

Interest income decreased to $3,000 for the three months ended June 30, 2013 from $9,000 in the three months ended June 30, 2012. The decrease is primarily the result of smaller cash balances available to invest during 2013.

Interest Expense

Interest expense for the three months ended June 30, 2013 represents the interest expense on the loan entered into in March 2013. There was no interest expense in the same period a year earlier.

Change in Fair Value of Warranty Liability

In connection with the loan agreement entered into in March 2013, the Company was obligated to issue a warrant to the lender when the stockholders of the Company approved an increase in the authorized shares of the Company’s common stock. The stockholders of the Company approved the increase in authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the lender. For financial reporting purposes, during the period from the date the loan agreement was signed and the date the warrant was issued, the obligation to issue the warrant was accounted for as a derivative. The change in fair value of the derivative is included in operating results. The change in fair value was $105,000 for the three months ended June 30, 2013. There was no similar warranty liability in 2012.

Other Income

Other income for the three month periods ended June 30, 2013 and 2012 was the $5,000 minimum royalty we earn each quarter from Kavo Dental GmbH (“Kavo”) on the sale/licensing of our DIFOTI product.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Revenue increased to $288,000 in the six months ended June 30, 2013 compared to $87,000 in the six months ended June 30, 2012. The increase of $201,000 is the direct result of an increase in the number of MelaFind® units installed and system usage. The number of installed units increased from 95 units at December, 2012 to 145 units at June 30, 2013. Offsetting the benefit from increased placements and usage was the recognition of a reserve of approximately $40,000 during the period to reflect allowances provided to our customers. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the billing of usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provides for the sale of consumables needed to operate the system. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Cost of revenue increased to $2,462,000 in the six months ended June 30, 2013 compared to $502,000 in the six months ended June 30, 2012. Cost of revenue is made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to cost of revenue. During the launch of MelaFind® we have experienced certain start-up costs associated with logistics, training and ensuring customer satisfaction that have had a negative impact on cost of revenue. During the six months ended June 30, 2013, we recognized a charge of $325,000 for inventory obsolescence resulting from recent system enhancements that eliminated the need to use certain accessories.

Research and Development Expense

Research and development (“R&D”) expenses decreased to $2,385,000 in the six months ended June 30, 2013 compared to $4,108,000 in the six months ended June 30, 2012. The decrease of $1,723,000 is the direct result of MelaFind® being approved for use in the USA and Europe with resources redeployed from R&D activities to supporting product revenue. Ongoing R&D efforts are for product enhancements and post-approval clinical and regulatory matters.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) increased to $8,960,000 in the six months ended June 30, 2013 from $6,746,000 in the six months ended June 30, 2012. The increase of $2,214,000 is the result of promoting the launch of MelaFind® including increases in advertising, promotion, sales and marketing to increase customer awareness and penetrate the markets in which we have selected to launch. With increasing sales activities, we have strengthened our back-office infrastructure in accounting, information technology and customer service and support. Non-cash equity compensation expense included in SG&A totaled approximately $904,000 and $450,000 for the six months ended June 30, 2013 and 2012 respectively.

Interest Income

Interest income decreased to $5,000 in the six months ended June 30, 2013 from $22,000 in the six months ended June 30, 2012. The decrease is the result of smaller cash balances available to invest during 2013 and to lesser extent lower interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2013 represents the interest expense on the loan entered into in March 2013. There was no interest expense in the same period a year earlier.

Change in Fair Value of Warranty Liability

In connection with the loan agreement entered into in March 2013, the Company was obligated to issue a warrant to the lender when the stockholders of the Company approved an increase in the authorized shares of the Company’s common stock. The stockholders approved the increase in authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the lender. For financial reporting purposes, during the period from the date the loan agreement was signed and the date the warrant was issued, the obligation to issue the warrant was accounted for as a derivative. The change in fair value of the derivative is included in operating results. The change in fair value was $90,000 for the six months ended June 30, 2013. There was no similar warranty liability in 2012.

Other Income

Other income for the six month periods ended June 30, 2013 and 2012 was the $10,000 royalty minimum we earn each quarter from Kavo on the sale/licensing of our DIFOTI product.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and accrued expenses are most critical to aid you in fully understanding and evaluating our reported financial results.

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

The Company generates revenue from usage based on the number of patient sessions, lesions examined, or a fixed monthly fee. Electronic record cards activate the MelaFind® system, capture data and store the data. Additionally, the Company typically charges an initial installation fee for each MelaFind® system which covers training, delivery, initial supplies, maintenance and the right to use MelaFind® . In accordance with the accounting guidance regarding multiple-element arrangements, the Company allocates total contract consideration to each element based upon the relative standalone selling prices of each element, and recognizes the associated revenue for each element as delivery occurs or over the related service period, generally expected to be two years. Revenues associated with undelivered elements are deferred until delivery occurs or services are rendered. The significant judgments we make relate to allocation of the contract consideration to each element whereby changes in standalone selling price could impact the amount of revenue recognized in a specific period and estimates of uncollectible accounts receivables.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. The fair value of an equity award is determined at the date of grant using the Black-Scholes Model and the fair value of the equity award is expensed over the service period. The most significant inputs used to value an equity award include current stock price, the amount the employee must pay to acquire the equity award, volatility rate, interest rate and estimated term. For equity awards that vest upon achieving a defined milestone, the underlying compensation charge is recorded, when it is probable that the milestone will be achieved. It is then amortized over the estimated period to satisfy vesting requirements. The probability of vesting is updated at each reporting period and compensation is adjusted accordingly. The significant judgments relate to the assumptions used in the valuation model to determine the fair value of the equity instrument including the volatility rate, term and interest rate. Any increases (decreases) in either of the volatility rate, the term or the interest rate would increase (decrease) the value of the equity instrument and the corresponding compensation expense recognized each period. Estimates of performance based awards vesting can also have a significant impact on recognized stock compensation as the likelihood of a performance based award vesting can change from period-to-period with changes in estimates included in current period operations.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of June 30, 2013, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2012. In addition, the following risk factors have materially changed during the three months ended June 30, 2013:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the six months ended June 30, 2013 was approximately $13.9 million, and as of June 30, 2013, we had an accumulated deficit of approximately $156 million. Our expenses may increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur significant sales, marketing, contract manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity

We may be unable to continue commercialization of MelaFind® or other products without additional funding

As of June 30, 2013 the Company had approximately $15 million in cash and cash equivalents and cash used in operations for the three and six months ended June 30, 2013 was approximately $4.4 and $10.5 respectively. Our total liabilities at June 30, 2013 were approximately $9.1 million. The Company has outstanding long-term debt that contains non-financial covenants. Failure to maintain these covenants for any reason would represent an event of default and would allow the lender to demand the immediate and full payment of over $6 million. If the Company was required to prepay the long-term debt, it would have an immediate and material adverse impact on the Company’s financial position and its ability to fund operations prospectively. We expect to incur significant losses for the foreseeable future and may never achieve operating profits or positive cash flows from operations. The Company’s ability to fund long-term operations is not assured and will be impacted by market acceptance of MelaFind® and the related growth in revenues and cost cutting measures that are in place currently or may be put into place in the future. We anticipate that long-term we will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding, if available, could be in the form of either additional equity or debt financing, to the extent permitted under the loan agreement with our current lender, or in exchange for product rights in all or certain geographies. There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that the Company is unable to achieve profitable operations and/or raise additional funds, the Company would need to reduce further current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

Our common stock may be delisted from Nasdaq

The closing bid price of our common stock has been below $1.00 recently. In order to maintain our Nasdaq listing, the closing bid price of our common stock must not be below $1.00 for 30 consecutive business days. After which we would have a 180 day grace period to re-gain compliance before being subject to de-listing. We cannot be sure that the closing bid price of our common stock will comply with the Nasdaq requirements for continued listing nor can we assure that our common stock will not be de-listed. If our common stock were to be de-listed, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our common stock and/or limit an investor’s ability to execute a transaction. In addition delisting from Nasdaq or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at low prices per share.

The recent resignation of Our Chief Executive Officer may negatively affect our business

In June 2013, Joseph V. Gulfo resigned as the Company’s Chairman, President and Chief Executive Officer and our Board of Directors appointed Director Robert C. Coradini to serve as our Interim Chief Executive Officer and Director David Stone to serve as the Company’s Chairman. Dr. Gulfo had been with the Company for over 9 years and was instrumental in the design, development, regulatory approval and commercial launch of MelaFind. He was also responsible for hiring and retaining qualified professionals, developing and implementing our corporate strategy and overseeing all operating activities of the Company. We cannot be certain what impact the loss of Dr. Gulfo and/or the transition to the new Interim Chief Executive Officer will have on our business or that additional changes in senior management will not occur. If we are unable to engage a new Chief Executive Officer in a timely manner, or if we are unable to successfully complete the transition to a new Chief Executive Officer, it may have a negative impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1#	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of MELA Sciences, Inc.

10.1#	Employment Agreement, dated June 21, 2013, between Robert C. Coradini and MELA Sciences, Inc.

31.1#	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Richard I. Steinhart
Richard I. Steinhart
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 7, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of MELA Sciences, Inc.

10.1	Employment Agreement, dated June 21, 2013 between Robert C. Coradini and MELA Sciences, Inc.

31.1	Certification by the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File