Form 10-Q
period 2013-09-30
MELA SCIENCES, INC. /NY
filed 2013-11-08
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013: 47,372,890 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$2,620,291	$7,861,524
Accounts receivable, net	50,915	179,956
Inventory, net	271,588	675,602
Prepaid expenses and other current assets	665,096	965,624

Total Current Assets	3,607,890	9,682,706
Property and equipment, net	9,418,384	7,349,531
Patents and trademarks, net	43,064	47,308
Deferred financing costs	—	106,141
Other assets	80,127	84,127

Total Assets	$13,149,465	$17,269,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,424,795	$1,850,102
Accrued expenses	878,503	956,541
Loan payable	—	—
Deferred placement revenue	267,451	171,726
Other current liabilities	57,828	40,811

Total Current Liabilities	2,628,577	3,019,180

Long Term Liabilities:
Deferred placement revenue	105,290	131,651
Deferred rent	126,033	143,772

Total Long Term Liabilities	231,323	275,423

Total Liabilities	2,859,900	3,294,603

COMMITMENTS, CONTINGENCIES and LITIGATION
Stockholders’ Equity
Preferred stock — $.10 par value; authorized 10,000,000 shares; issued and outstanding: none
Common stock — $.001 par value; authorized 95,000,000 shares; issued and outstanding 43,139,027 shares at September 30, 2013 and 32,204,720 at December 31, 2012	43,139	32,205
Additional paid-in capital	173,784,092	156,142,873
Accumulated deficit	(163,537,666)	(142,199,868)

Stockholders’ Equity	10,289,565	13,975,210

Total Liabilities and Stockholders’ Equity	$13,149,465	$17,269,813

*	Derived from the audited balance sheet as of December 31, 2012

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$107,707	$69,127	$396,206	$156,134
Cost of revenue	1,976,501	568,899	4,438,211	1,071,357

	(1,868,794)	(499,772)	(4,042,005)	(915,223)

Operating expenses:
Research and development	856,764	1,398,500	3,241,727	5,506,596
Selling, general and administrative	3,480,689	3,469,435	12,440,457	10,215,501

Operating loss	(6,206,247)	(5,367,707)	(19,724,189)	(16,637,320)

Interest income	2,508	5,875	7,323	28,280
Interest expense	(222,758)		(563,143)
Benefit (change) in fair value of warrant liability			(89,859)
Write-off of unamortized loan costs	(983,330)		(983,330)
Other income	5,400	4,954	15,400	14,950

Net loss:	$(7,404,427)	$(5,356,878)	$(21,337,798)	$(16,594,090)

Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.51)	$(0.55)

Basic and diluted weighted average number of common shares outstanding	43,121,179	30,667,371	41,828,144	30,438,669

See accompanying notes to the financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,337,798)	$(16,594,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of unamortized loan costs	983,330	—
Depreciation and amortization	1,790,037	583,058
Impairment of long-lived assets	1,010,712	—
Allowance for uncollectible accounts	52,097	—
Inventory reserve	325,000	—
Non-cash interest expense	163,569	—
Change in fair value of warrant liability	89,859	—
Write-off of unamortized financing costs	41,166	62,391
Issuance of shares to non-employees for services rendered	99,283	—
Non-cash equity compensation	1,157,471	1,106,296
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	76,944	(100,578)
Decrease (increase) in inventory	79,014	(566,287)
Decrease in prepaid expenses and other current assets	300,528	351,782
Decrease (increase) in other assets	4,000	(7,501)
(Decrease) increase in accounts payable and accrued expenses	(503,345)	773,946
(Decrease) increase in deferred rent	(17,739)	4,167
Increase in deferred revenue	69,364	150,876
Increase in long-term interest payable	86,042	—
Increase in other current liabilities	17,017	50,904

Net cash used in operating activities	(15,513,449)	(14,185,036)

Cash flows from investing activities:
Purchases of property and equipment	(4,865,358)	(3,668,410)

Net cash used in investing activities	(4,865,358)	(3,668,410)

Cash flows from financing activities:
Proceeds from borrowings and issuance of warrant	6,000,000	—
Expenses related to borrowings and issuance of warrant	(245,358)	—
Repayment of long-term debt	(6,425,000)	—
Proceeds from exercise of stock options	18,059	38,585
Net proceeds from public offerings	15,789,873	3,093,839

Net cash provided by financing activities	15,137,574	3,132,424

Net increase (decrease) in cash and cash equivalents	(5,241,233)	(14,721,022)
Cash and cash equivalents at beginning of period	7,861,524	27,996,871

Cash and cash equivalents at end of period	$2,620,291	$13,275,849

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity:
Reclassification of warrant liability to stockholders’ equity	$652,442	—
Reclassification of MelaFind® components from other assets to property and equipment	$—	$522,014

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

The components of the MelaFind® system include:

•	a hand-held component, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	a proprietary database of pigmented skin lesions, which we believe to be the largest in the U.S.;

•	lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions; and

•	information, including imaging and metrics to help physicians use MelaFind® as a clinical tool.

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeene (“CE”) Mark approval for MelaFind® . On March 7, 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the commercial launch of its breakthrough product for melanoma detection.

The Company is continuing the controlled and deliberate commercial launch of MelaFind® with a redirected emphasis which concentrates on large cancer centers and high risk patients, throughout the United States and Germany. Also during the current quarter, the Company continued its Post-Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch of the MelaFind® device and the PAS.

On October 17, 2013, the FDA sent us a letter stating that the information in our August 8, 2013 progress report with respect to the PAS was inadequate to allow the agency to complete its review and therefore the FDA asked for additional information. Because of rate of accrual issues, the FDA’s letter informed us that our study status was revised on the FDA’s website to “Progress Inadequate.” The letter requests a response within 30 days. We are currently working to address these issues in a timely response.

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

On March 15, 2013, the Company executed loan documents with Hercules Technology Growth Capital Inc., a venture capital lender, whereby the Company borrowed $6 million (the “Loan”.) The Loan accrued interest at a rate of 10.45%. The term of the Loan was 42 months with interest payments only during the first 12 months. On September 10, 2013, the Company elected to prepay the Loan and paid Hercules approximately $6.4 million, including the $425,000 fee discussed below, to settle all obligations to Hercules. Hercules agreed to waive the prepayment penalty that was defined in the loan documents.

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

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the Company’s obligation to issue the warrant (“Warrant Obligation”) that totaled approximately $563,000 and the balance was reduced further by the Lender’s costs and fees (“Costs”), resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a Level 3 fair value measurement to determine fair value of the Warrant Obligation, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. During the period from the loan inception date until the Warrant Obligation was fulfilled and the Warrant was issued, the Warrant Obligation was reflected as a long-term liability at fair value. Changes in the fair value (“mark-to-market adjustments”) of the Warrant Obligation were included in operating results. The fair value of the Warrant Obligation was determined using the Monte Carlo pricing model that used various assumptions that included: a stock prices ranging from $1.16 to $1.18 per share, volatility of 77%, time to maturity of 5 years, exercise prices ranging from $1.15 to $1.16 and a risk free interest rate of return of .84%. Due to the nature of the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the fair value.

The value of the Warrant Obligation combined with the Costs resulted in an initial loan discount of approximately $727,000. The terms of the Loan required the Company to pay the Lender a fee of $425,000 at the maturity of the Loan (referred to as “Fee” or “Long-term interest payable”). The loan discount and the Fee were being amortized as additional interest expense over the life of the loan using the interest method. As discussed above, prior to the terms of the warrant being fixed on April 26, 2013, the Warrant Obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”) and therefore the Warrant Obligation was accounted for as a derivative reflected as a long-term liability until the Warrant was issued on April 26, 2013. The terms of the Warrant upon issuance no longer required derivative accounting under ASC 815 and therefore the fair value of the Warrant was classified within stockholders equity.

As the result of Company electing to prepay the Loan on September 10, 2013, the unamortized loan discount, Fee and deferred financing costs were expensed resulting in a loss on early extinguishment of debt of approximately $1 million.

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6.0 million registered offering of 4,228,181 shares of the Company’s common stock, fully paid prefunded warrants (“Series B Warrants”) to purchase up to 4,343,247 shares of its common stock and additional warrants (“Series A Warrants”) to purchase up to 6,857,142 shares of its common stock. The Series A Warrants are exercisable beginning on May 1, 2014 at a price of $0.85 per share and expire on May 1, 2019. The Series B Warrants are exercisable immediately for no additional consideration. These securities were offered and sold pursuant to the Company’s Prospectus dated October 25, 2013 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2013, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No.333-189118) post-effectively declared effective by the SEC on October 25, 2013. The offering closed on October 31, 2013. The approximately $5.5 million in net proceeds from the offering will be used to continue the commercial launch of MelaFind® in the U.S. and the European Union, for continued research and development activities and for general corporate purposes including working capital.

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

LIQUIDITY

The Company has experienced recurring losses and negative cash flow from operations and management expects these conditions to continue for the foreseeable future. As the result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management recently put in place a cost reduction program that included staff reductions, the elimination or deferral of all nonessential projects and activities and the scaling back or discontinuance of general corporate activities (referred to as “Cost Reduction Plan”) to preserve liquidity. In addition, as discussed above, in October 2013 the Company raised net proceeds of approximately $5.5 million from the sale of common stock and warrants to strengthen the Company’s financial position.

Since the beginning of the year, we have continued to incur net losses. These net losses and the $6.4 million payment to Hercules made in September have had a significant negative impact on our working capital and financial position and may impact our future ability to meet our obligations in the ordinary course of business. As a result, management believes that, even with cash and cash equivalents held at September 30, 2013, together with the net proceeds from the October 2013 offering and estimated revenue, there is significant doubt about our ability to continue as a going concern. We continue to assess the effects of our previously announced cost reduction plan and are prepared to reduce various operational costs. Although we have no specific arrangements or plans, we will need additional capital during the next 12 months, which may take the form of equity or debt, on either a loan or convertible basis. However, under the terms of the securities purchase agreement entered into in connection with our October 2013 offering, we are prohibited from issuing (or entering into any agreement to issue) any equity securities in connection with a financing until January 31, 2014.

In addition, the Company anticipates that long-term it will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by numerous factors many of which are not in the control of the Company including the market acceptance of MelaFind®. Examples of potential funding sources could be in the form of either the issuance of equity or debt securities or in exchange for product rights in all or certain geographies.

There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s financing needs. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders, could provide new investors with rights and preferences senior to common stockholders and may provide for restrictive covenants that could limit the Company’s ability to take certain actions. Unless we are able to generate sufficient revenues or are able to raise additional capital near-term, operations would need to be either further scaled back to maintain only vital activities or discontinued.

2. INVENTORIES

Inventories consist of finished products that are stated at the lower of cost (first-in, first-out) or market value. The inventories are purchased items which are consumables to be sold for use in the operation of the MelaFind® systems. As of September 30, 2013 the reserve for obsolete inventory totaled $325,000.

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

5. FIXED ASSETS

During the nine months ended September 30, 2013, the Company capitalized approximately $4.9 million of MelaFind® system costs and as of September 30, 2013 the total capitalized cost of MelaFind® systems was approximately $11.2 million. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset is not recoverable. During the third quarter, the Company’s marketing shifted focus to large cancer centers and high risk patients, we have taken an impairment charge of approximately $1 million against our MelaFind® systems previously placed in locations that do not fit this profile. However, as these user agreements expire over the next 2 years, we anticipate that the affected systems will be redeployed in some capacity.

6. NET LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents outstanding as of September 30, 2013 and 2012 consist of stock options and warrants which are summarized as follows:

	September 30,
	2013	2012
Common stock options	2,556,093	2,259,506
Warrants	893,202	200,000

Total	3,449,295	2,459,506

7. COMPREHENSIVE LOSS

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss and per share amounts per the Statement of Operations and comprehensive net loss and related per share amounts.

8. STOCK-BASED COMPENSATION

On April 25, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s adoption of the new 2013 Stock Incentive Plan (“2013 Plan”) having terms substantially similar to the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and having 3.5 million shares available for issuance in respect of awards made there under. As of September 30, 2013, the aggregate number of shares of common stock remaining available for issuance for awards under the 2013 Plan and the 2005 Plan totaled approximately 4 million.

On February 11, 2013, the Company’s former Chairman, President and Chief Executive Officer (“Former CEO”) contractually agreed pursuant to a forebearance agreement (the “Forbearance Agreement”) to not exercise 900,000 fully vested options until such time as the stockholders of the Company approved an increase in the number of authorized shares of the Company’s common stock or, if earlier, the Company’s written consent. On April 25, 2013, the Company’s stockholders approved an increase in the authorized shares of common stock and therefore the restriction placed on the Former CEO’s ability to exercise the 900,000 fully vested options lapsed. For financial reporting purposes, the Forbearance Agreement was accounted for at the time it was executed as a cancellation with no concurrent grant and therefore upon the lapsing of the exercise restriction on April 25, 2013, the Company recognized additional stock compensation of approximately $423,000.

On April 25, 2013, the Company granted stock options to numerous employees to acquire a total of approximately 1.3 million shares of common stock at an exercise price of $1.24. Included therein, was a grant to the Company’s Former CEO to acquire 1 million shares of common stock of which a quarter vested immediately and the balance vest based upon the achievement of defined cash flow, revenue or stock price targets. The fair value of the Former CEO’s vested options resulted in stock based compensation recognized for the three months ended June 30, 2013 and the nine months ended September 30, 2013 of approximately $200,000.

During May 2013 the Company issued 75,000 shares of common stock to two consultants as compensation for service rendered. In connection therewith, the Company recognized stock compensation of approximately $80,000 for the three months ended June 30, 2013 and the nine months ended September 30, 2013.

On June 15, 2013 the Former CEO resigned from the Company. As of the date of termination the Former CEO held approximately 1.2 million vested and 750,000 unvested options with exercise prices of $1.24 or $3.75. In accordance with the terms of the stock option plan, the unvested options expired on the date of resignation and are available for future grants under the stock option plan. The Former CEO had 90 days from termination date to exercise vested options. The Former CEO’s vested options expired unexercised during September 2013 and are currently available for future grants under the stock option plans.

On June 21, 2013, the Company granted stock options to its Interim Chief Executive Officer to acquire 200,000 shares of common stock at an exercise price $0.73 per share. The options vest quarterly over one year and vesting may be accelerated under certain defined circumstances. The total fair value of the grant will be recognized as compensation expense over the vesting period, and is approximately $96,000. The amount of stock compensation expense recognized for the three months ended September 30, 2013 was not material and for the nine months ended September 30, 2013 was approximately $50,000.

During August 2013 the Company granted stock options and restricted stock awards to acquire a total of approximately 1.2 million and 233,000 shares of common stock respectively to various employees and consultants (collectively referred to as the “August 2013 Grant”.) Approximately 1 million stock options have an exercise price of $0.92 and the balance have an exercise price of $0.74. Approximately 800,000 of the stock options and all the restricted stock awards vest quarterly over a year from the date of grant and the remaining stock options vest annually over four years from the date of grant. The aggregate fair value of the August 2013 Grant is approximately $916,000 of which approximately $265,000 was recognized as stock compensation for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, 2,795,367 stock options were granted, 2,647,748 were forfeited or expired and 18,059 were exercised.

9. WARRANTS

In connection with a committed equity facility with Kingsbridge Capital Limited (“Kingsbridge”) in May 2009, the Company issued a 5-year warrant to Kingsbridge to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $11.35 per share. These 200,000 warrants are outstanding at September 30, 2013 and expire on May 7, 2014.

As discussed in detail in Note 1, on March 15, 2013 the Company executed loan documents with Hercules Technology Growth Capital Inc., a venture capital lender. In connection with the loan, Hercules received a warrant to purchase 693,202 shares of the Company’s common stock at an exercise price of approximately $1.12 per share. This warrant was issued April 26, 2013 and expires five years from the date of issuance.

No warrants were exercised during the nine months ended September 30, 2013 and 2012, respectively.

10. STOCKHOLDERS’ EQUITY

On April 25, 2013 the Company’s stockholders voted to approve an increase in the number of authorized shares of common stock from 45,000,000 to 95,000,000. During the nine months ended September 30, 2013, the number of outstanding shares of the Company’s common stock increased from 32,204,720 to 43,139,027.

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

As discussed in detail in Note 1, the Company’s Warrant Obligation was valued based on Level 3 inputs. The Company had no other assets or liabilities carried at fair value during the three and nine month periods ended September 30, 2013 and 2012. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of September 30, 2013 because of the relatively short maturities of these financial instruments.

12. RESTRUCTURING CHARGE

As discussed in Note 1, in response to recurring operating losses and limited liquidity, during August 2013 the Company’s Board of Directors approved the Cost Reduction Plan that included a reduction in work force and the prospective elimination or deferral of all nonessential projects and activities and the scaling back or discontinuance of general corporate activities. The communication to affected employees was made during August 2013. In connection therewith, the Company recorded a charge for employee termination benefits totaling approximately $100,000 that is reflected in the statement of operations as increases in cost of revenue, research and development and selling, general and administrative expenses of approximately $14,000, $16,000 and $70,000, respectively, for the three months ended September 30, 2013. As of September 30, 2013 substantially all termination benefits have been paid.

13. SUBSEQUENT EVENT

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6.0 million registered offering of 4,228,181 shares of the Company’s common stock, fully paid prefunded warrants (“Series B Warrants”) to purchase up to 4,343,247 shares of its common stock and additional warrants (“Series A Warrants”) to purchase up to 6,857,142 shares of its common stock. The Series A Warrants are exercisable beginning on May 1, 2014 at a price of $0.85 per share and expire on May 1, 2019. The Series B Warrants are exercisable immediately for no additional consideration. These securities were offered and sold pursuant to the Company’s Prospectus dated October 25, 2013 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2013, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No.333-189118) post-effectively declared effective by the SEC on October 25, 2013. The offering closed on October 31, 2013.

On November 6, 2013, we announced that Rose Crane will, effective November 11, 2013, become Chief Executive Officer of the Company and be appointed to the Company’s Board of Directors. We also announced that effective with Ms. Crane’s appointment as Chief Executive Officer, Mr. Coradini will resign from the position of Interim Chief Executive Officer. Furthermore, effective upon Mr. Coradini’s resignation as Interim Chief Executive Officer, David Stone will resign as Chairman of the Board and Mr. Coradini will become Chairman.

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

Based on the insights we have received from our KOLs and our experience in Germany, we are exploring the transition of MelaFind® from a melanoma scoring technology to a dermal imaging and metrics clinical tool and also looking to expand our target market to include pathologists. We believe that the ability to send images and metrics to pathologists along with the tissue samples, would help improve their results with greater efficiency. As we continue to re-think our overall strategy, we are also looking to transform the Company from a technology oriented company to more of an information exchange company, with a focus on optically gathering data that can improve dermatologists’ results, enable better patient care, improve efficiency and reduce costs. The scope and the speed of implementing these new strategies will depend on our financial resources, our human resources and ultimately acceptance in the marketplace.

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeene (“CE”) Mark approval for MelaFind®. The Company is continuing the controlled and deliberate commercial launch of MelaFind®, with a recent shift in emphasis that concentrates on large cancer centers and high risk patients, throughout the United States and Germany. Also during the quarter, the Company continued its Post-Approval Study (“PAS”) evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. The Company anticipates that it will continue to incur net losses for the foreseeable future as it proceeds through the commercial launch of the MelaFind® device and the PAS.

On October 17, 2013, the FDA sent us a letter stating that the information in our August 8, 2013 progress report with respect to the PAS was inadequate to allow the agency to complete its review and therefore the FDA asked for additional information. Because of rate of accrual issues, the FDA’s letter informed us that our study status was revised on the FDA’s website to “Progress Inadequate.” The letter requests a response within 30 days. We are currently working to address these issues in a timely response.

Our rate of placement varies from month to month and may or may not bear any relation to the number of potential customers we may have at any one time. Our placement rate to date has not been at the level initially estimated, due to a number of factors, including the time it takes to properly train doctors and staff for correct usage, our limited marketing to date, and general awareness as to the potential benefits of MelaFind®. From time-to-time, we have experienced customers who have returned the MelaFind® system. We can give no assurances that customer returns will not increase or that all our customers will continue to use the MelaFind® system in the future. Our revenues are dependent on the amount of usage generated from our installed systems, which is out of our control as usage (i.e. the number of patients used on and the amount of lesions per patient) ultimately will be determined between the doctor and the individual patients. The financial success of the Company will depend on a number of factors, primary among which is our ability to place MelaFind® systems, increase the penetration with dermatologists, encourage the usage of these systems, and control our costs. Currently, we cannot determine when we will have sufficient revenues to cover our continuing developmental costs, manufacturing, marketing and other operational expenses.

On June 17, 2013 we announced that Dr. Joseph Gulfo resigned as the Company’s Chairman, President and Chief Executive Officer effective June 15, 2013. Succeeding Dr. Gulfo as the Company’s Interim Chief Executive Officer is Mr. Robert C. Coradini, a member of our Board of Directors. On November 6, 2013, we announced that Rose Crane will, effective November 11, 2013, become President and Chief Executive Officer of the Company and be appointed to the Company’s Board of Directors. We also announced that at such time Interim Chief Executive Officer, Robert Coradini, will assume the Chairman’s role and thereafter is planned to provide ongoing active consulting while current Chairman, David Stone, will resume his director’s role on the Board.

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of September 30, 2013, we had an accumulated deficit of approximately $163 million. We expect to continue to spend significant amounts on the commercialization and further development of MelaFind® and the development of our technology. The Company anticipates that it will continue to incur net losses for the foreseeable future as the commercial launch of the MelaFind® continues and as we conduct the Post-Approval Study.

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

On March 15, 2013, the Company executed loan documents with Hercules Technology Growth Capital Inc., a venture capital lender, whereby the Company borrowed $6 million (“Loan”). The Loan accrued interest at a rate of 10.45%. The term of the Loan was 42 months with interest payments only during the first 12 months. On September 10, 2013, the Company elected to prepay the Loan and paid Hercules approximately $6.4 million, including the end of term fee of $425,000, to settle all obligations to Hercules. Hercules agreed to waive the prepayment penalty that was defined in the loan documents. In connection with the Loan, Hercules, as additional consideration, received a five year warrant to purchase 693,202 shares of common stock at an exercise price of approximately $1.12 per share. The prepayment of the Loan had no impact on the Warrants issued to Hercules.

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6.0 million registered offering of 4,228,181 shares of the Company’s common stock, fully paid prefunded warrants (“Series B Warrants”) to purchase up to 4,343,247 shares of its common stock and additional warrants (“Series A Warrants”) to purchase up to 6,857,142 shares of its common stock. The Series A Warrants are exercisable beginning on May 1, 2014 at a price of $0.85 per share and expire on May 1, 2019. The Series B Warrants are exercisable immediately for no additional consideration. These securities were offered and sold pursuant to the Company’s Prospectus dated October 25, 2013 and the Company’s Prospectus Supplement filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2013, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No.333-189118) post-effectively declared effective by the SEC on October 25, 2013. The offering closed on October 31, 2013. The approximately $5.5 million in net proceeds from the offering will be used to continue the commercial launch of MelaFind® in the U.S. and the European Union, for continued research and development activities and for general corporate purposes including working capital.

The Company has experienced recurring losses and negative cash flow from operations and management expects these conditions to continue for the foreseeable future. As the result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management recently put in place a cost reduction program that included staff reductions, the elimination or deferral of all nonessential projects and activities and the scaling back or discontinuance of general corporate activities (referred to as “Cost Reduction Plan”) to preserve liquidity. In addition, as discussed above, in October 2013 the Company raised net proceeds of approximately $5.5 million from the sale of common stock and warrants to strengthen the Company’s financial position.

Since the beginning of the year, we have continued to incur net losses. These net losses and the $6.4 million payment to Hercules made in September have had a significant negative impact on our working capital and financial position and may impact our future ability to meet our obligations in the ordinary course of business. As a result, management believes that, even with cash and cash equivalents held at September 30, 2013, together with the net proceeds from the October 2013 offering and estimated revenue, there is significant doubt about our ability to continue as a going concern. We continue to assess the effects of our previously announced cost reduction plan and are prepared to reduce various operational costs. Although we have no specific arrangements or plans, we will need additional capital during the next 12 months, which may take the form of equity or debt, on either a loan or convertible basis. However, under the terms of the securities purchase agreement entered into in connection with our October 2013 offering, we are prohibited from issuing (or entering into any agreement to issue) any equity securities in connection with a financing until January 31, 2014.

In addition, the Company anticipates that long-term it will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by numerous factors many of which are not in the control of the Company including the market acceptance of MelaFind®. Examples of potential funding sources could be in the form of either the issuance of equity or debt securities or in exchange for product rights in all or certain geographies.

There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet the Company’s financing needs. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders, could provide new investors with rights and preferences senior to common stockholders and may provide for restrictive covenants that could limit the Company’s ability to take certain actions. Most of our expenditures prior to the launch of Melafind® in March 2012 had been for research and development activities and general and administrative expenses. Research and development expenses represented costs incurred for product development, clinical trials, activities related to regulatory filings, and prototype development costs. Subsequent to the commercial launch of MelaFind®, certain costs and resources previously associated with research and development activities were redeployed to support commercial operations and are now classified as cost of revenues or selling, general and administrative expenses. Unless we are able to generate sufficient revenues or are able to raise additional capital near-term, operations would need to be either scaled back to maintain only vital activities or discontinued.

Summary of Cash Flow Activities

Our cash and cash equivalents at September 30, 2013 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $15.5 million for the nine months ended September 30, 2013. For the corresponding period in 2012, net cash used in operations was approximately $14.2 million. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended September 30, 2013 and 2012, there was approximately $4.9 million and $3.7 million respectively of net cash used in our investing activities for the purchase of fixed assets, which consist mainly of MelaFind® systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013, there was $15.1 million provided by our financing activities representing the net proceeds from our ATM public offering, the net proceeds from our public offering consummated in February 2013, net proceeds from and repayment of borrowings and the proceeds from the exercise of stock options. On September 10, 2013, the Company elected to prepay its loan, and paid the lender approximately $6.4 million, including a $425,000 end of term fee. For the nine months ended September 30, 2012 there was $3.1 million of cash provided by the net proceeds from our public offering initiated in June 2012, our financing activities representing the net of additional costs from our December 2011 public offering and the proceeds from the exercise of stock options.

Because of the numerous risks and uncertainties associated with the development and commercialization of medical devices such as MelaFind® and operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including product marketing and building a direct sales force;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product development and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies, including the Post-Approval Study;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties;

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights: and

•	the cost to service and maintain the MelaFind® systems installed

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-4 years
Operating leases	$1,549,000	$474,000	$956,000	$119,000

Our long-term operating lease obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 21,700 square feet of space expires in December 2016.

Results of Operations

For the three and nine months ended September 30, 2013, the Company continued the commercial launch of MelaFind® in the U.S. and Germany which had commenced in March 2012. For the first two months of 2012 the Company had no revenue from commercial operations and all operating activities were dedicated to research and development and preparing to launch MelaFind®. Subsequent to the commercial launch of MelaFind® in March 2012, certain costs previously classified as research and development expenses were redeployed to support commercial operations and are now classified as cost of revenue or selling, general and administrative expenses. Sales and marketing efforts in the first nine months of 2013 are significantly higher compared to the same period in 2012 as the Company has refocused its efforts away from research and development of MelaFind® to the commercial launch of MelaFind® .

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Revenue increased to approximately $108,000 in the three months ended September 30, 2013 compared to approximately $69,000 in the three months ended September 30, 2012. The increase of approximately $39,000 is the direct result of an increase in the system usage. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the billing of usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provides for the sale of consumables needed to operate the system. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Costs of revenue increased to approximately $1,977,000 in the three months ended September 30, 2013 compared to approximately $569,000 in the three months ended September 30, 2012. Cost of revenue is made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to cost of revenue. During the launch of MelaFind® we have experienced certain start-up costs associated with logistics, training and ensuring customer satisfaction that have had a negative impact on cost of revenue. With the Company’s marketing shifting to focus on large cancer centers and high risk patients, we have taken an impairment charge of approximately $1 million against our MelaFind® systems previously placed in locations that do not fit this profile.

Research and Development Expense

Research and development (“R&D”) expenses decreased to approximately $857,000 in the three months ended September 30, 2013 compared to approximately $1,399,000 in the three months ended September 30, 2012. The decrease of approximately $542,000 is the result of resources being redeployed from R&D activities to supporting product revenue and the Cost Reduction Plan initiated in August 2013, offset by reorganization costs. Ongoing R&D efforts are for product enhancements and post-approval clinical and regulatory matters.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) increased to approximately $3,481,000 in the three months ended September 30, 2013 from approximately $3,469,000 in the three months ended September 30, 2012. The increase of approximately $11,000 is the result of increases in the field sales force and reorganization costs being offset by the Cost Reduction Plan initiated in August 2013.

Interest Income

Interest income decreased to approximately $3,000 for the three months ended September 30, 2013 from approximately $6,000 in the three months ended September 30, 2012. The decrease is primarily the result of smaller cash balances available to invest during 2013.

Interest Expense

Interest expense for the three months ended September 30, 2013 represents the interest expense on the loan entered into in March 2013 and paid in full on September 10, 2013. There was no interest expense in the same period a year earlier.

Other Income

Other income for the three month periods ended September 30, 2013 and 2012 was the approximately $5,000 minimum royalty we earn each quarter from Kavo Dental GmbH (“Kavo”) on the sale/licensing of our DIFOTI product.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Revenue increased to approximately $396,000 in the nine months ended September 30, 2013 compared to approximately $156,000 in the nine months ended September 30, 2012. The increase of approximately $240,000 is the direct result of an increase in the number of MelaFind® units installed and system usage. During the nine months ended September 30, 2013, there was the recognition of a reserve of approximately $61,000 to reflect allowances provided to our customers. In general, the Company signs a user agreement with its customers that includes an installation fee for the placement of the MelaFind® system and provides for the billing of usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provides for the sale of consumables needed to operate the system. Deferred revenue primarily reflects the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Cost of revenue increased to approximately $4,438,000 in the nine months ended September 30, 2013 compared to approximately $1,071,000 in the nine months ended September 30, 2012. Cost of revenue is made up of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, technical support costs and depreciation expense of the MelaFind® system placed with the customer, which remains the property of the Company. Certain product quality and manufacturing overhead costs associated with supporting the contract manufacturers of MelaFind® are allocated to cost of revenue. During the launch of MelaFind® we have experienced certain start-up costs associated with logistics, training and ensuring customer satisfaction that have had a negative impact on cost of revenue. During the nine months ended September 30, 2013, we recognized a charge of $325,000 for inventory obsolescence resulting from recent system enhancements that eliminated the need to use certain accessories. With the Company’s marketing shifting to focus on large cancer centers and high risk patients, we have taken an impairment charge of approximately $1 million against our MelaFind® systems previously placed in locations that do not fit this profile.

Research and Development Expense

Research and development (“R&D”) expenses decreased to approximately $3,242,000 in the nine months ended September 30, 2013 compared to approximately $5,507,000 in the nine months ended September 30, 2012. The decrease of approximately $2,265,000 is the result of resources being redeployed from R&D activities to supporting product revenue and the Cost Reduction Plan initiated in August 2013, offset by reorganization costs. Ongoing R&D efforts are for product enhancements and post-approval clinical and regulatory matters.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased to approximately $12,440,000 in the nine months ended September 30, 2013 from approximately $10,216,000 in the nine months ended September 30, 2012. The increase of approximately $2,224,000 is the result of promoting the launch of MelaFind® including increases in advertising, promotion, sales and marketing expenses to increase customer awareness and penetrate the markets in which we have selected to launch. With increasing sales activities, we have strengthened our back-office infrastructure in accounting, information technology and customer service and support.

Interest Income

Interest income decreased to approximately $7,000 in the nine months ended September 30, 2013 from approximately $28,000 in the nine months ended September 30, 2012. The decrease is primarily the result of smaller cash balances available to invest during 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2013 represents the interest expense on the loan entered into on March 15, 2013 and repaid on September 10, 2013. There was no interest expense in the same period a year earlier.

Change in Fair Value of Warrant Liability

In connection with the loan agreement entered into in March 2013 with Hercules Technology Growth Capital Inc., the Company was obligated to issue a warrant to Hercules when the stockholders of the Company approved an increase in the authorized shares of the Company’s common stock. The stockholders approved the increase in authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to Hercules. For financial reporting purposes, during the period from the date the loan agreement was signed and the date the warrant was issued, the obligation to issue the warrant was accounted for as a derivative. The change in fair value of the derivative is included in operating results. The change in fair value was approximately $90,000 for the nine months ended September 30, 2013. There was no similar warrant liability in 2012.

Other Income

Other income for the nine month periods ended September 30, 2013 and 2012 was the $15,000 royalty minimum we earned from Kavo on the sale/licensing of our DIFOTI product.

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

Stock-Based Compensation

We record compensation expense associated with stock options, restricted stock awards and other forms of equity compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. The fair value of an equity award is determined at the date of grant using the Black-Scholes Model and the fair value of the equity award is expensed over the service period. The most significant inputs used to value an equity award include current stock price, the amount the employee must pay to acquire the equity award, volatility rate, interest rate and estimated term. For equity awards that vest upon achieving a defined milestone, the underlying compensation charge is recorded, when it is probable that the milestone will be achieved. It is then amortized over the estimated period to satisfy vesting requirements. The probability of vesting is updated at each reporting period and compensation is adjusted accordingly. The significant judgments relate to the assumptions used in the valuation model to determine the fair value of the equity instrument including the volatility rate, term and interest rate. Any increases (decreases) in either of the volatility rate, the term or the interest rate would increase (decrease) the value of the equity instrument and the corresponding compensation expense recognized each period. Estimates of performance based awards vesting can also have a significant impact on recognized stock compensation as the likelihood of a performance based award vesting can change from period-to-period with changes in estimates included in current period operations.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2013, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2012. In addition, the following risk factors have materially changed during the three months ended September 30, 2013:

Our future financial condition depends on having additional financial resources and, if not obtained, we may not be able to continue as a going concern and may not be able to pay our obligations in the future.

Although we are restructuring our business by controlling costs and assessing our marketing and Melafind® placements, even with our cash on hand and the proceeds from our October 2013 offering and estimated revenues, we may not be able to meet our future obligations in the ordinary course of business, and from a financial point of view there is significant doubt about our ability to continue as a going concern. We will continue to seek additional financing in the short and medium term, but we currently have no specific arrangements for any type of financing. Such financing may be additional equity or debt securities, which may be on a loan or convertible basis. There is no assurance that we will be able to raise any additional capital or enter into any loans, and if offered such financings may not be on acceptable terms. Furthermore, under the terms of the securities purchase agreement entered into in connection with our October 2013 offering, we are prohibited from issuing (or entering into any agreement to issue) any equity securities in connection with a financing until January 31, 2014. Although we believe we are currently able to meet our obligations on a current basis, there is no assurance as to our current and future financial condition and our ability to pay our obligations in the future.

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research and development relating to MelaFind®. Our net loss for the nine months ended September 30, 2013 was approximately $21.3 million, and as of September 30, 2013, we had an accumulated deficit of approximately $163.5 million. Our expenses may increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur significant sales, marketing, contract manufacturing and inventory build-up expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity

We may be unable to continue commercialization of MelaFind® or other products without additional funding

As of September 30, 2013 the Company had approximately $2.6 million in cash and cash equivalents and cash used in operations for the three and nine months ended September 30, 2013 was approximately $5 million and $15.5 million, respectively. Our total liabilities at September 30, 2013 were approximately $2.9 million. We expect to incur significant losses for the foreseeable future and may never achieve operating profits or positive cash flows from operations. On September 10, 2013, we paid Hercules Technology Growth Capital Inc., a venture capital lender, approximately $6.4 million resulting in a material decrease in our cash and cash equivalents. The Company’s ability to fund its short-term operations is not assured and will be impacted by market acceptance of MelaFind® and the related growth in revenues, cost cutting measures that are in place currently or may be put into place in the future and our ability to raise capital from the sale of equity securities. We anticipate that long-term we will need to raise substantial funds to broaden the commercialization of MelaFind®, including further development of a direct sales force and expansion of the Company’s operations. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding, if available, could be in the form of either additional equity, debt financing or in exchange for product rights in all or certain geographies. There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that we may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that we are unable to achieve profitable operations and/or raise additional funds, we would need to further reduce current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

We are required to conduct a Post-Approval Study of MelaFind®. If the results from this study are negative or we fail to meet the requirements of this condition of approval, we may not be able to maintain the approval of MelaFind®.

As a condition of approval of our PMA, we must conduct a Post-Approval Study evaluating the sensitivity of physicians in diagnosing melanomas and high-grade lesions and the false positive rate after using MelaFind®. Conducting this Post-Approval Study is costly and time consuming.

We are required to submit to the FDA progress reports on this study for every six months during the first two years and annually thereafter. The first progress report was submitted to the FDA in February 2013 and the second was submitted on August 8, 2013. If the FDA has questions on the data provided in a progress report, or believes the data are incomplete or insufficient, the agency may request additional information, including through a deficiency letter. For example, on October 17, 2013, the FDA sent us a letter stating that the information in our August 8, 2013 progress report was inadequate to allow the agency to complete its review and therefore the FDA asked for additional information. The letter requests a response within 30 days. The FDA may seek the advice of advisory panels of outside experts when considering the initiation or progress of post-approval studies. If we have not met the study milestones or timeline specified in the study protocol, we must provide a rationale to the FDA in our progress reports. If a change in the study milestones or timeline could significantly affect the outcome of the Post-Approval Study, we will need to submit that revision for the agency’s review and approval. We will need to update MelaFind®’s labeling with the results from this study, including any positive or negative results.

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

The FDA posts information about the status of post-approval studies on its website. These website postings could undermine the credibility of the Company or MelaFind®, or have other collateral effects. For example, the agency will identify the study status as “Progress Inadequate” if the study progress is inconsistent with the protocol, such as if the study is not meeting the enrollment schedule or study timeline, missing timepoint evaluations, if there are poor follow-up rates, or if not all the endpoints are evaluated. Because of rate of accrual issues, the FDA’s October 17, 2013 letter informed us that our study status was revised on the FDA’s website to “Progress Inadequate.”

On October 17, 2013, the FDA sent us a letter stating that the information in our August 8, 2013 progress report with respect to the PAS was inadequate to allow the agency to complete its review and therefore the FDA asked for additional information. Because of rate of accrual issues, the FDA’s letter informed us that our study status was revised on the FDA’s website to “Progress Inadequate.” The letter requests a response within 30 days. We are currently working to address these issues in a timely response.

Our common stock may be delisted from Nasdaq

The closing bid price of our common stock has been below $1.00 for more than 30 consecutive business days. Nasdaq notified us August 22, 2013 that we have a 180 day grace period to re-gain compliance before being subject to de-listing. We cannot be sure that the closing bid price of our common stock will comply with the Nasdaq requirements for continued listing nor can we assure that our common stock will not be de-listed. If our common stock were to be de-listed, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our common stock and/or limit an investor’s ability to execute a transaction. In addition delisting from Nasdaq or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at low prices per share.

The recent resignation of Our Chief Executive Officer may negatively affect our business

In June 2013, Joseph V. Gulfo resigned as the Company’s Chairman, President and Chief Executive Officer and our Board of Directors appointed Director Robert C. Coradini to serve as our Interim Chief Executive Officer and Director David Stone to serve as the Company’s Chairman. Dr. Gulfo had been with the Company for over 9 years and was instrumental in the design, development, regulatory approval and commercial launch of MelaFind. He was also responsible for hiring and retaining qualified professionals, developing and implementing our corporate strategy and overseeing all operating activities of the Company. On November 6, 2013, we announced that Rose Crane will, effective November 11, 2013, become President and Chief Executive Officer of the Company. We cannot be certain what impact the loss of Dr. Gulfo, the transition to the Interim Chief Executive Officer or the transition to a new Chief Executive Officer will have on our business or that additional changes in senior management will not occur.

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
Richard I. Steinhart
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 8, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File