Form 10-K/A
period 2013-12-31
MELA SCIENCES, INC. /NY
filed 2014-04-02
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Position
Jeffrey O’Donnell	54	Chairman of the Board
Robert Coradini	54	Director
Rose Crane	54	President, Chief Executive Officer, Acting Chief Financial Officer and Director
Tony Dimun	70	Director
Samuel Navarro	58	Director
David K. Stone	57	Director
Kathryn Swintek	61	Director
LuAnn Via	60	Director

Jeffrey O’Donnell was appointed to serve on our Board of Directors in January 2014 and appointed as Chairman of the Board of Directors in March 2014. Mr. O’Donnell is currently a Managing Director at BioStar Ventures, a venture capital firm created by physicians and medical business leaders to invest primarily in early stage medical devices, which he joined in July 2009. In 2007, Mr. O’Donnell started Embrella Cardiovascular, Inc., a medical device startup company. In July of 2009, Mr. O’Donnell was named President and Chief Executive Officer of the company, which was later sold to Edwards Lifesciences Corporation in September 2011. From 1999 through 2009, Mr. O’Donnell served as President, Chief Executive Officer and a Director of PhotoMedex, Inc., a public medical device company listed on the Nasdaq Stock Market. From 1995 through 2000, Mr. O’Donnell was at Cardiovascular Dynamics, Inc., a company focused in interventional cardiology, where he served in a number of senior executive positions, including President and Chief Operating Officer and Chairman and Chief Executive Officer. Cardiovascular Dynamics became Radiance Medical Systems, which was purchased by Endologix, Inc. in 2000. Mr. O’Donnell remained on the Board of Directors until 2012. Currently, Mr. O’Donnell sits on the Board of Directors of AltheRx Pharmaceuticals, CD Diagnostics, Inc. and Vertical Capital. Mr. O’Donnell is also the Executive Chairman of the Board of Trice Orthopedics, Inc., a position he has held since January 2012. We believe Mr. O’Donnell’s qualifications to serve on our Board of Directors include his extensive experience in the healthcare industry; his traditional corporate background with emerging growth experience; and his past experience as a president, chief executive officer or director of six other companies.

Robert Coradini has served as a member of our Board of Directors since December 2011 and as Chairman of our Board of Directors from November 2013 to March 2014. From June 2013 to November 2013, Mr. Coradini served as our Interim Chief Executive Officer. Mr. Coradini currently serves as an expert to the medical device and biotechnology industry. Prior to this and since 1996 Mr. Coradini served in various executive capacities at several Johnson & Johnson (“J&J”) companies. From June 2005 to May 2009, Mr. Coradini served as President of New Ventures for J&J Consumer Products Company which also included leading and growing OrthoNeutrogena (aka OrthoDermatologics), a leader in dermatology care, from January 2006 thru May 2009. From January 2003 through June 2005, Mr. Coradini served as President of CardioVations/Ethicon, a J&J Company involved with cardiac surgery and tissue management. From June 2000 to January 2003 Mr. Coradini was President of Lifescan, a J&J Company that provides medical devices to the diabetes market. Before Lifescan, Mr. Coradini was head of Business Development for J&J’s Medical Devices & Diagnostic Group and before that President of Cordis Endovascular. Prior to J&J, Mr. Coradini was with General Electric for ten years, seven of which were with GE Medical Systems. Mr. Coradini currently serves on the Board of Directors of WaferGen BioSystems and Chairs its Nominating and Governance Committee and is a member of its Compensation Committee. We believe Mr. Coradini’s qualifications to serve on our Board of Directors include his more than 20 years of experience in the medical device industry and executive experience with two major medical device manufacturers.

Rose Crane was appointed to serve on our Board of Directors in November 2013 and has served as our President and Chief Executive Officer since November 2013. Effective January 1, 2014, Ms. Crane was appointed to serve as our Acting Chief Financial Officer, Secretary and Treasurer. Ms. Crane was most recently a Partner at Apple Tree Partners, a venture capital firm that invests in pharmaceuticals, biotech, medical technology and healthcare services, since 2012. From October 2008 to November 2011, Ms. Crane was President and Chief Executive Officer of Epocrates, Inc., a healthcare technology company that provides point-of-care digital solutions, where she developed the strategic plan to advance and promote growth at the company and helped take the company public. Prior to that Ms. Crane was at Johnson & Johnson from 2002 to 2008, serving in various senior executive positions, including as Company Group Chairman of OTC/Nutritionals. Ms. Crane started her career with Bristol-Myers Squibb Company in 1982, where she held numerous positions, including senior management assignments, such as President, Global Marketing and Consumer Products, from 1998 to 2000, and President, U.S. Primary Care from 2000 to 2002. Ms. Crane also serves on the Board of Directors of Novalere, a consumer healthcare company, since May 2013. We believe Ms. Crane’s qualifications to serve on our Board of Directors include her intimate knowledge of our operations as a result of her day to day leadership as our President and Chief Executive Officer.

Tony Dimun was appointed to serve on our Board of Directors in October 2013. Mr. Dimun has over 30 years of successful operational, business development, and financial experience in the healthcare marketplace. Since 2001, Mr. Dimun has served as Chairman of Nascent Enterprises, LLC, a group of medical industry entrepreneurs focused on successful commercialization of promising medical device inventions. From 1987 to 2001, Mr. Dimun served as Executive Vice President & Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia, respiratory and sleep apnea medical device business, providing growth strategies to enhance the company’s value through highly focused bolt on acquisitions. GE Medical acquired Vital Signs in 2008 for approximately $900 million. Mr. Dimun has been a director of several public companies, including Vital Signs, Inc., Bionx Implants, Inc., Colorado MedTech Inc., Photomedix, ISS Surgical Systems and numerous privately held companies in the healthcare industry. He also served on the Board of Advisors of the Rutgers University Technology Center & the Biomaterial Institute of Rutgers University and, through Nascent Enterprises, provides the University of Pennsylvania and other universities with entrepreneurial assistance to commercialize medical technology. Prior to 1991, Mr. Dimun held positions as a Certified Public Accountant with national accounting firms and served as Senior Vice President for an international merchant banking firm specializing in mergers & acquisitions. We believe Mr. Dimun’s qualifications to serve on our Board of Directors include his experience as a chief financial officer of a medical device company; his strong financial background; and his strong relationships with dermatologists.

Samuel Navarro was appointed to serve on our Board of Directors in March 2014, pursuant to a director designation right granted to Broadfin Capital, LLC in connection with its purchase of the Company’s Series A Convertible Preferred Stock and warrants in February 2014. On March 31, 2014, we and Broadfin agreed to terminate this director designation right. Nevertheless, the Board of Directors has determined that having Mr. Navarro on the Board would be in the best interest of the Company and its stockholders and therefor decided to include Mr. Navarro on the slate of directors to be nominated for election at the 2014 Annual Meeting of Stockholders. Since October 2008, Mr. Navarro has been Managing Partner at Gravitas Healthcare, LLC, which provides strategic advisory services to medical technology companies. From September 2005 to October 2008, Mr. Navarro was Managing Director of Cowen & Co. in New York City and head of their Medical Technology Investment Banking initiatives, leading a team of senior people, and was responsible for building the franchise across all product categories, including M&A/Advisory and financing services and products. From 2001 to 2005, Mr. Navarro was at The Galleon Group running the Galleon Healthcare Fund as a Senior Portfolio Manager. He was responsible for all health care investments across all sectors, including pharmaceuticals / biopharmaceutical industries, medical technology and hospital supplies, and all areas of healthcare services. From July 1998 to February 2001, Mr. Navarro was Global Head of Healthcare Investment Banking at ING Barings. Mr. Navarro has also served or serves on the boards of Arstasis, MicroTherapeutics, Jomed, Photomedex and Pixelux Entertainment. Mr. Navarro received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Master of Science in Engineering from Stanford University and a Bachelor of Science in

Engineering from The University of Texas at Austin. We believe Mr. Navarro’s qualifications to serve on our Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the medical device industry.

David K. Stone has served as a member of our Board of Directors since December 2011 and served as Chairman of our Board of Directors from June 2013 to November 2013. In 2006, Mr. Stone founded Liberty Tree Advisors, LLC, a life sciences investment banking and consulting firm where he is currently a Managing Director. Prior to this, from 2000 to 2006 Mr. Stone was a Managing Director and Partner at Flagship Ventures, a venture capital fund focused in the life sciences industry. From 1989 to 1999, Mr. Stone led the biotechnology equity research team at Cowen & Company. Mr. Stone is currently on the Board of Directors of PAKA Pulmonary Pharmaceuticals and of Seahorse Bioscience, where he is Chairman of the Audit Committee. From 2001 to 2009, he served on the Board of Directors of Oscient Pharmaceuticals, where he served as Chairman from 2005 to 2009. We believe Mr. Stone’s qualifications to serve on our Board of Directors include his extensive experience as a biopharmaceutical industry research analyst and his venture capital work with numerous pharmaceutical and medical device companies.

Kathryn Swintek has served as a member of our Board of Directors since April 2013. Since August 2010, Ms. Swintek has been a Managing Partner and member of the Investment Committee of Golden Seeds Fund 2, and Managing Director of Golden Seeds LLC, an angel investment forum backing women owned and managed early stage and growth companies. Prior to Golden Seeds, Ms. Swintek was a senior executive at BNP Paribas from November 1989 to April 2008, where she most recently served as Managing Director and Global Co-Head of its London-based Financial Sponsors Coverage Group. From 1974 to 1989, Ms. Swintek was a senior executive with Irving Trust Company (now known as BNY Mellon), where she was a Sr. Vice President and held positions in risk management and acquisition finance, and managed business relationships for the International Division in North Africa and the Near East as well as in France, where she served as Representative while residing in Paris. Ms. Swintek is a former Chair of the Governing Board and the Executive Committee of the Committee of 200, a business women’s leadership organization, which she joined in 2003. She serves on the Board of Directors of Turtle & Hughes, Inc. and of Open Road Integrated Media, Inc. She is a member of the Women’s Forum of New York, Women Corporate Directors, and Women Business Leaders of the U.S. Health Care Industry Foundation. We believe Ms. Swintek’s qualifications to serve on our Board of Directors include her corporate leadership experience and her wide-ranging experience in international financial services.

LuAnn Via has served as a member of our Board of Directors since April 2012. In November 2012 Ms. Via became President and CEO of Christopher & Banks Corporation, a specialty retailer of women’s clothes; a company operating more than 600 retail stores. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers. Ms. Via is a Board member of Christopher & Banks Corporation and a member of Women Corporate Directors and The Committee of 200, a business women’s leadership group. We believe Ms. Via’s qualifications to serve on our Board of Directors include her extensive experience in retail sales which will assist us in properly positioning MelaFind® during commercialization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Jeffrey O’Donnell was late in filing his Form 3.

Code of Ethics

The Company has adopted MELA Sciences, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Audit Committee

The current members of our audit committee are Kathryn Swintek, Tony Dimun and David K. Stone, each of whom we believe satisfies the independence requirements of NASDAQ and the Securities and Exchange Commission (the “SEC”). Ms. Swintek chairs this committee. We believe each of Ms. Swintek and Mr. Dimun is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by NASDAQ. Our audit committee assists our Board of Directors in its oversight of:

•	the integrity of our financial statements;

•	our independent registered public accounting firm’s qualifications and independence; and

•	the performance of our independent auditors.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and overseeing their work. All audit services to be provided to us and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors must be approved in advance by our audit committee.

The charter of our audit committee is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by our principal executive officers and other executive officers during our last two completed fiscal years; such officers are referred to herein as the “named executive officers”:

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards (5)		All Other Compensation		Total
		($)	($)	($)		($)		($)		($)

Rose A. Crane(1)	2013	43,220				480,000				523,220
Director, President and Chief	2102
Executive Officer

Robert C. Coradini(2)	2013	82,692				113,564		72,904	(7)	269,160
Director and Interim President	2012
and Chief Executive Officer

Joseph V. Gulfo, M.D.(3)	2013	179,722				1,233,000	(6)	5,392	(8)	1,418,114
Former Chairman, President	2012	313,600						45,408	(9)	359,008
and Chief Executive Officer

Richard I. Steinhart(4)	2013	243,117		4,562	(10)	98,123		97,500	(11)	443,302
Former Sr. Vice President	2012	257,700	25,000							282,700
Finance, Chief Financial Officer,
Secretary and Treasurer

(1)	Rose Crane was hired as President and Chief Executive Officer on November 11, 2013.
(2)	Robert Coradini served as Interim President and Chief Executive Officer from June 17, 2013 to November 11, 2013.
(3)	Joseph Gulfo, M.D. resigned as Chairman, President and Chief Executive Officer effective June 15, 2013.
(4)	Richard Steinhart resigned as Sr. Vice President Finance, Chief Financial Officer, Secretary and Treasurer effective December 31, 2013.
(5)	Option awards included in this table reflect the grant date fair value of such awards.
(6)	Included in this amount are (i) the grant date fair value of a 1,000,000 share option awarded in 2013 and (ii) the effect of Dr. Gulfo’s 2013 forebearance agreement on a 900,000 share option which was recorded as a forfeiture and new award at the grant date fair value.
(7)	Included in this amount is director compensation earned during the period of 2013 when Robert Coradini was not an executive officer, consisting of $24,904 in director and committee member fees and $48,000 in fees for transition services.
(8)	This amount represents Company matching contributions made under our Simple IRA Plan.
(9)	This amount consists of a stipend of $3,000 per month for commutation expenses, home office expenses, certain communication expenses and Company matching contributions made under our Simple IRA Plan of $9,408.
(10)	This amount represents the vested portion of a restricted stock award issued in exchange for salary reductions, and consists of the fair market value of 6,250 shares of Company common stock issued on November 5, 2013.
(11)	This amount represents severance paid to Mr. Steinhart in January of 2014.

Overall Compensation

President and Chief Executive Officer, Rose Crane

On November 11, 2013 we entered into an employment agreement with Rose Crane, our President and Chief Executive Officer. The agreement has a three-year initial term, subject to annual extensions thereafter.

Under the terms of the agreement, Ms. Crane will receive a base salary of $300,000 and will be eligible to receive a bonus of up to 30% of her base salary per annum, starting for fiscal year 2014, based on achievement of specified milestones, as determined by the Board following approval of the annual budget, and other objectives to be determined. In addition, Ms. Crane also received options to purchase up to 1,000,000 shares of the Company’s common stock, having a term of 10 years, an exercise price of $0.70 and vesting as follows: (i) 400,000 shares vesting in three equal installments on the first, second and third anniversaries of November 11, 2013, her date of employment (“Tranche One”); (ii) 300,000 shares vesting upon the Company achieving $10 million in revenue in any fiscal year ending on or before December 31, 2015 (“Tranche Two”); and (ii) 300,000 shares vesting upon the Company obtaining positive EBITDA on or before December 31, 2016 (“Tranche Three”). Upon a change of control (as that term is defined in the Employment Agreement), any unvested Tranche One options will vest immediately and any unvested Tranche Two and Tranche Three options will vest immediately only if the purchase price for the Company’s common stock in connection with the change of control is at least $2.00 per share as adjusted to reflect organic changes. In the event Ms. Crane’s employment is terminated without cause or in conjunction with a change of control after the initial term she will be entitled to severance equal to 12-months of her base salary. The agreement also contains a 12-month non-compete and non-solicitation period.

Interim President and Chief Executive Officer, Robert Coradini

On June 21, 2013 we entered into an employment agreement with Mr. Robert Coradini with respect to his service as Interim President and Chief Executive Officer. Pursuant to the Agreement, which was effective as of June 17, 2013, Mr. Coradini was paid an annual salary of $200,000 and received stock options to purchase 200,000 shares of common stock at an exercise price of $0.73 per share. The shares subject to the options will vest quarterly over the 12 month period starting June 21, 2013, while Mr. Coradini is serving either in the role of Interim Chief Executive Officer, our Chief Executive Officer or as a director. In addition, any unvested portion of the options will accelerate and vest in full at such time as Mr. Coradini ceases to serve as an executive officer and also ceases to serve as a director subject to certain conditions and upon a change of control of the Company. Mr. Coradini resigned as Interim President and Chief Executive Officer on November 11, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table set forth the equity awards outstanding at December 31, 2013 for each of the named executive officers:

	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options that are Exercisable (#)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options that are Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date

Rose A. Crane(1)	—	1,000,000	(4)	0.70	11/11/2023
Director, President and Chief Executive Officer

Robert C. Coradini(2)	10,000	—		3.45	1/5/2022
Director and Interim President and	10,000	—		2.07	12/14/2022
Chief Executive Officer	100,000	100,000	(5)	0.73	6/21/2023
	—	10,000	(6)	0.68	12/6/2023
	6,127	22,058	(7)	0.68	12/6/2023

Richard I. Steinhart(3)	2,475			6.38	5/13/2020
Former Sr. Vice President Finance, Chief	100,000			3.81	4/25/2021
Financial Officer, Secretary and Treasurer	1,500			1.24	4/25/2023
	35,326			0.92	8/5/2023

(1)	Ms. Crane was hired as President and Chief Executive Officer effective November 11, 2013.
(2)	Mr. Coradini served as Interim President and Chief Executive Officer from June 17, 2013 to November 11, 2013.
(3)	Mr. Steinhart resigned as Sr. Vice President Finance, Chief Financial Officer, Secretary and Treasurer effective December 31, 2013, and all unexercised options were forfeited on March 31, 2014.
(4)	Theses options become exercisable as follows: 133,333, 133,334, and 133,333 shares on November 11, 2014, 2015 and 2016, respectively; 300,000 shares upon the Company achieving $10 million in revenue before December 15, 2015 and 300,000 shares upon the Company achieving positive EBITDA in any fiscal year before December 31, 2016.
(5)	These options become exercisable for 50,000 shares on each of 3/21/2014 and 6/21/2014.
(6)	These options become exercisable on 12/6/2014.
(7)	These options become exercisable for 11,029 shares on each of 3/31/2014 and 6/30/2014.

Compensation of Directors

In addition to reimbursement of expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors, each of our non-employee directors receives an annual fee of $20,000 for serving as a director, pro-rated to the date they join the Board of Directors, and an annual grant of stock options to purchase up to 10,000 shares of common stock which grant is pro-rated to the first day of the quarter during which they join the Board of Directors. In addition, subject to our cash conversation policy described below, our Chairman of the Board receives an annual fee of $15,000 and the chairman of each of our audit committee, our compensation committee and our nominating and corporate governance committee receives an annual fee of $12,000, $10,000 and $10,000, respectively. Committee members who are not chairs of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive, subject to the cash conversation policy described below, annual fees of $6,000, $5,000 and $5,000, respectively, with no payments being made on a meeting-attended basis. As an employee of the Company, Rose Crane received no compensation for her services as a director, nor did Robert Coradini during the time he served as our Interim President and Chief Executive Officer.

In connection with a cash conversation policy approved by the Board of Directors in August 2013, non-employee directors will receive a maximum of $20,000 of director related fees in cash from July 1, 2013 through June 30, 2014, and all other fees payable in respect of board, committee or chairman services will be paid by the issuance of stock options for that number of shares of common stock equal to two times the value of the portion of the compensation not being paid in cash, based on the fair market value of the common stock on the date of grant of the stock options. Directors appointed after July 1, 2013 will receive a maximum of the pro-rated amount of $20,000 of director related fees in cash based on their days of service between July 1, 2013 and June 30, 2014, and all other fees payable in respect of board, committee or chairman service will be paid by the issuance of stock options for that number of shares of common stock equal to two times the value of the portion of the compensation not being paid in cash, based on the fair market value on the common stock on the date of grant of the stock options.

Non-Employee Director Compensation Table for the Year Ended December 31, 2013

Name	Fees Earned or Paid In Cash ($)	Option Awards(7) ($)	Option Awards(6) (#)	Total ($)

Robert C. Coradini(1)	—	—	—	—
Tony Dimun(2)	—	11,995	24,500	11,995
Anne M. Egger(3)	31,250	24,872	50,541	56,122
Mark Fabiani(3)	23,750	11,358	23,514	35,108
John G. Goddard(4)	18,500	—	—	18,500
Mindy Meads(3)	27,692	24,872	50,541	52,564
David K. Stone	32,192	32,980	66,757	65,172
Kathryn Swintek(5)	10,333	25,991	49,932	36,324
LuAnn Via	24,692	19,466	39,730	44,158

(1)	Mr. Coradini’s director compensation is included on the Summary Compensation Table.
(2)	Mr. Dimun was appointed to the Board of Directors effective October 1, 2013.
(3)	Ms. Egger, Mr. Fabiani and Ms. Meads resigned from the Board of Directors effective December 31, 2013.
(4)	Mr. Goddard did not seek re-election at the 2013 Annual Meeting.
(5)	Ms. Swintek was appointed to the Board of Directors effective April 25, 2013.
(6)	The Board of Directors instituted a policy limiting the payment of director related fees from July 1, 2013 to June 30, 2014 to $20,000 in cash, with any excess amounts to be paid in stock option awards. In addition, each non-employee director was awarded an annual stock option grant for 10,000 shares (or the appropriate pro-rated amount) which vests on December 6, 2014.
(7)	Represents Black-Scholes value of option awards as calculated on the day of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s common stock, par value $0.001, as of March 28, 2014 (except as noted) by: (i) each director and nominee for director; (ii) each of our executive officers who are named in the Summary Compensation Table presented herein; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Beneficial Ownership(1) of Options Included in Beneficially Owned	Percentage of Common Shares Beneficially Owned
Executive Officers and Directors
Rose A. Crane	67,570	—	*
Robert C. Coradini	356,180	187,156	*
Tony Dimun	24,013	10,500	*
Samuel E. Navarro	—	—	*
Jeffrey F. O’Donnell	13,513	—	*
David K. Stone	86,082	62,568	*
Kathryn Swintek	65,337	31,824	*
LuAnn Via	60,811	32,298	*
All directors and all executive officers as a group (8 persons)	673,506	324,346	1.28%

5% Common Stockholders—
Sabby Healthcare Volatility Master Fund, Ltd(2)	3,740,427(3)	—	9.99%
Sabby Volatility Warrant Master Fund, Ltd(4)	1,044,200(5)	—	9.99%
Broadfin Healthcare Master Fund, LTD(6)	9,086,229(7)	—	9.99%

*	Less than one percent beneficially owned
(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 52,107,465 shares outstanding on March 28, 2014, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities listed in this table is c/o MELA Sciences, 50 S. Buckhout Street, Suite 1, Irvington, NY 10533.
(2)	The business address of Sabby Healthcare Volatility Master Fund Ltd. (“Sabby HVMF”) is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby HVMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby HVMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby HVMF except to the extent of their respective pecuniary interest therein.
(3)	Consists of 3,740,427 shares of common stock and does not include 7,142,857 shares of common stock issuable upon conversion of 6,000 shares of Series A Preferred Stock (the conversion of which is subject to a 9.99% blocker) and 11,629,344 shares of common stock issuable upon exercise of warrants (the exercise of which is subject to a 9.99% blocker) held by Sabby HVMF.
(4)	The business address of Sabby Volatility Warrant Master Fund Ltd. (“Sabby VWMF”) is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby VWMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby VWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby VWMF except to the extent of their respective pecuniary interest therein.

(5)	Consists of 1,044,200 shares of common stock and does not include 2,738,095 shares of common stock issuable upon conversion of 2,300 shares of Series A Preferred Stock (the conversion of which is subject to a 9.99% blocker) and 4,200,771 shares of common stock issuable upon exercise of warrants (the exercise of which is subject to a 9.99% blocker) held by Sabby VWMF.
(6)	The business address of Broadfin Healthcare Master Fund, LTD (“Broadfin”) is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 237 Park Avenue, 9th Floor, New York, NY 10017. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin.
(7)	Consists of 4,761,905 shares of common stock issuable upon conversion of 4,000 shares of Series A Preferred Stock (the conversion of which is subject to a 9.99% blocker) and 4,324,324 shares of common stock issuable upon exercise of a warrant (the exercise of which is subject to a 9.99% blocker).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information with respect to compensation plans under which equity securities of our Company were authorized for issuance as of December 31, 2013:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)

Equity compensation plans approved by security holders	3,065,714	1.62	3,729,853
Equity compensation plans not approved by security holders	—	—	—

Total	3,065,714	1.62	3,729,853

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Transition Services Provided by Robert Coradini

On March 11, 2014, the Company agreed to pay Robert Coradini, a director and the Company’s former Interim President and Chief Executive Officer, approximately $48,000 in consideration for services provided in connection with the transition to a new Chief Executive Officer during the fourth quarter of 2013.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that, other than Rose Crane, our President and Chief Executive Officer, all our directors are “independent directors” as defined under the rules of The Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to the Company by EisnerAmper LLP for professional services rendered during the fiscal years ended December 31, 2012 and December 31, 2013:

	Fiscal Year Ended December 31,
	2012	2013
Audit Fees	$219,182	$246,150
Audit-Related Fees	43,422	70,803
Tax Fees	15,767	16,000
All Other Fees	—	—

Total Fees	$278,371	$332,953

Audit Fees. Audit Fees consisted of fees covering the audits of the Company’s financial statements which were billed during the respective year, including work on quarterly reports and work on Sarbanes-Oxley matters.

Audit-Related Fees. Audit-Related Fees for 2012 consisted of fees for audit work done performed in connection with our filing with the SEC of a Prospectus Supplement in June 2012 and related work in connection with our At-the-Market (“ATM”) equity offering program in June and September 2012. Audit-Related Fees for 2013 consisted of fees for work in connection with a comfort letter in February 2013 and December 2013 and registration statements related to equity financings during the year.

Tax Fees. The 2012 and 2013 Tax Fees related to the preparation of the Company’s 2011 and 2012 Federal and State income tax returns and associated estimated payments and applications for filing extensions and for the undertaking of a study to analyze the amount and timing of the tax loss carry forwards.

All Other Fees. There were no other fees billed by EisnerAmper LLP for the years ended December 31, 2012 and December 31, 2013, respectively.

Pre-Approval of Audit and Non-Audit Services

The services performed by EisnerAmper LLP in 2013 were pre-approved by the audit committee. The audit committee pre-approves all audit services and permitted non-audit services performed or proposed to be undertaken by the independent registered public accounting firm, except where such services are determined to be de minimis under the Securities Exchange Act of 1934, giving particular attention to the relationship between the types of services provided and the independent registered public accounting firm’s independence. The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer

Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2014.

MELA SCIENCES, INC.

By:	/s/ Rose Crane
Name:	Rose Crane
Title:	President and Chief Executive Officer