Form 10-Q
period 2014-03-31
MELA SCIENCES, INC. /NY
filed 2014-05-14
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014: 52,107,465 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

MELA SCIENCES, INC.

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$8,122,709	$3,782,881
Accounts receivable (net of allowance of $43,080 and $46,130 as of March 31, 2014 and December 31, 2013, respectively)	34,121	57,151
Inventory (net of reserve of $325,000 as of March 31, 2014 and December 31, 2013)	5,648,020	5,631,205
Prepaid expenses and other current assets	465,140	879,698

Total Current Assets	14,269,990	10,350,935
Property and equipment, net	2,995,253	3,690,784
Patents and trademarks, net	40,526	41,795
Other assets	48,000	48,000

Total Assets	$17,353,769	$14,131,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $85,972 and $32,902 as of March 31, 2014 and December 31, 2013, respectively)	$1,311,174	$1,478,995
Accrued expenses (includes related parties of $23,129 and $48,000 as of March 31, 2014 and December 31, 2013, respectively)	819,851	844,131
Deferred placement revenue	201,864	243,605
Warrant liability	8,464,865	3,017,142
Other current liabilities	61,815	67,934

Total Current Liabilities	10,859,569	5,651,807

Long Term Liabilities:
Deferred placement revenue	28,834	63,754
Deferred rent	110,111	120,120

Total Long Term Liabilities	138,945	183,874

Total Liabilities	10,998,514	5,835,681

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock - $0.10 par value; authorized 10,000,000 shares: issued and outstanding: 12,300 at March 31, 2014 and 0 at December 31, 2013	1,230	—
Common stock - $0.001 par value; authorized 95,000,000 shares:
Issued and outstanding 52,107,465 shares at March 31, 2014 and 47,501,596 at December 31, 2013	52,108	47,502
Additional paid-in capital	182,430,391	176,396,209
Accumulated deficit	(176,128,474)	(168,147,878)

Total Stockholders’ Equity	6,355,255	8,295,833

Total Liabilities and Stockholders’ Equity	$17,353,769	$14,131,514

*	Derived from the audited balance sheet as of December 31, 2013

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
Net revenues	$97,638	$144,100
Cost of revenue	918,523	1,080,263

Gross profit	(820,885)	(936,163)

Operating expenses:
Research and development	707,824	1,262,001
Selling, general and administrative	3,203,533	4,287,228

Total operating expenses	3,911,357	5,549,229

Operating loss	(4,732,242)	(6,485,392)

Other income (expenses):
Interest income	618	2,105
Interest expense	(1,199)	(48,763)
Change in fair value of warrant liability	137,142	15,433
Registration rights liquidated damages	(3,389,940)	—
Other income, net	5,025	5,000

	(3,248,354)	(26,225)

Net loss	$(7,980,596)	$(6,511,617)

Basic and diluted net loss per common share	$(0.16)	$(0.17)

Basic and diluted weighted average number of common shares outstanding	48,926,409	39,233,943

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,980,596)	$(6,511,617)
Adjustments to reconcile net loss:
Depreciation and amortization	696,800	496,733
Bad debt expense	700	40,000
Non-cash interest expense	—	14,101
Write-off of unamortized financing costs	—	41,166
Stock-based compensation	164,168	268,381
Change in fair value of warrant liability	(137,142)	(15,433)
Changes in operating assets and liabilities:
Accounts receivable	22,330	(29,447)
Inventory	(16,815)	238,642
Prepaid expenses and other current assets	414,558	89,173
Accounts payable and accrued expenses	(192,101)	(834,292)
Other current liabilities	(6,119)	19,785
Deferred rent	(10,009)	(5,913)
Deferred revenue	(76,661)	88,873
Long-term interest payable	—	7,417

Net cash used in operating activities	(7,120,887)	(6,092,431)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,641,297)

Net cash used in investing activities	—	(1,641,297)
Cash flows from financing activities:
Net proceeds from private placements/public offerings	11,460,715	15,746,549
Net proceeds from long term debt	—	6,000,000
Expenses related to borrowings and issuance of warrant	—	(245,358)
Proceeds from exercise of stock options	—	18,059

Net cash provided by financing activities	11,460,715	21,519,250

Net increase in cash and cash equivalents	4,339,828	13,785,522

Cash and cash equivalents at beginning of period	3,782,881	7,861,524

Cash and cash equivalents at end of period	$8,122,709	$21,647,046

Supplemental Schedule of Noncash Investing and Financing Activities:
Amortization of deferred financing costs	$—	$41,166

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

MELA Sciences, Inc., a Delaware corporation (the “Company”), is a medical device company primarily focused on the commercialization of its flagship product, the MelaFind® system, and the further design and development of MelaFind® and its technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. The MelaFind® system features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been ‘trained’ and blind tested on the Company’s proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

The components of the MelaFind® system include:

•	a hand-held component, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	a proprietary database of pigmented skin lesions, believed to be the largest positive prospective database to date in the US; and

•	lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions.

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval. In March 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the commercial launch of MelaFind®. The Company is currently conducting a Post-Approval Study (“PAS”) evaluating the sensitivity and false positive rate of physicians after using the MelaFind® system to their performance if MelaFind® was not available.

In 2012 the Company evolved from a research and development company to a commercial enterprise. The launch of MelaFind® in 2012 and the subsequent commercialization activities supporting the launch did not meet the Company’s initial goals and objectives. Revenues were lower than forecasted and expenses continued to increase throughout 2012 and into 2013.

In the third quarter of 2013, a significant cost reduction program was put into place. In November 2013, the Company appointed a new CEO and adopted a refocused “Go-to-Market” strategy concentrating on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. As part of this strategy, in late December 2013, the Company changed its business model for the MelaFind® system from a rental-based to a sales-based model. The Company has reduced its costs, added more experience to its management team, and reorganized its sales and marketing activities to better support the commercialization of the MelaFind® system. The Company is also seeking a coverage determination from the Centers for Medicare & Medicaid Services, the federal agency that administers Medicare, as a prerequisite to obtain reimbursement by Medicare for use of the MelaFind® system. This process could take up to two years. Once a coverage determination has been made, the Company plans to seek reimbursement by Medicaid, Medicare and other third-party payers.

On August 22, 2013, the Company received a notice from The NASDAQ Stock Market that, for the previous 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. The Company was granted an automatic 180 grace period by NASDAQ in which to regain compliance. On February 19, 2014, the Company was notified by NASDAQ that the Company was eligible for an additional 180 day grace period and has until August 18, 2014 to regain compliance with NASDAQ’s minimum bid price requirement or risk delisting.

On October 17, 2013, the FDA notified the Company that its report with respect to the PAS was inadequate to allow the agency to complete its review, and as a result revised the PAS status on the FDA website to “Progress Inadequate.” In January 2014, the Company’s revised enrollment plan and schedule was approved by the FDA and the interactive review process was closed. On April 2, 2014, the FDA updated the study status to “Progress Adequate” and approved our new study timeline. The Company currently targets submission of the PAS report the FDA by year-end 2017.

In February 2014, the Company sold to two investors (the “Purchasers”) (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”), convertible into 14,642,857 shares of common stock at an initial conversion price of

$0.84, and (ii) warrants to purchase up to 13,297,297 shares of the Company’s common stock, for net proceeds of approximately $11.4 million. The warrants have an exercise price of $0.74 per share, are immediately exercisable and have a term of five years. The number of shares issuable upon conversion of the Series A Preferred Stock and exercise of the warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. The Purchasers have been granted rights of participation in future offerings of our securities for one year. In addition, as a condition of the financing, the Company’s directors purchased an aggregate of 202,703 shares of common stock at a price of $0.74 per share, for aggregate gross proceeds of $150,000.

The warrant obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”) and therefore the warrant obligation was accounted for as a derivative.

In connection with this financing, the Company also granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. The Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of approximately $3.4 million. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014. Should this registration statement cease to remain effective for more than ten consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, the Company would be subject to additional liquidated damages of up to approximately $500,000.

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity

The Company has experienced recurring losses and negative cash flow from operations and management expects these conditions to continue for the foreseeable future. As a result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. In February 2014, as noted above, the Company raised net proceeds of approximately $11.5 million from the sale of Series A Preferred Stock, common stock and warrants to strengthen the Company’s financial position.

The Company’s net losses have had a significant negative impact on working capital and its financial position and may impact the Company’s future ability to meet its obligations in the ordinary course of business. As a result, management believes that there is significant doubt about the Company’s ability to continue as a going concern. The Company continues to assess the effects of its previously announced cost reduction plan and is prepared to reduce various operational costs as necessary. Although the Company has no specific arrangements or plans, additional capital will be needed during the upcoming months, which may take the form of equity, equity-linked or debt financing. In addition, the Company anticipates that long-term it will need to raise funds to support further advances in the technology and clinical trials. The timing and amount of any additional funding the Company may require will be affected by numerous factors, many of which are not in the control of the Company including the market acceptance of the MelaFind® system.

There can be no assurances that the Company will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms or at all and there can be no assurance that any additional funding the Company obtains will be sufficient to meet the Company’s financing needs. Any additional funding that the Company may obtain in the future could be dilutive to common stockholders, provide new investors with rights and preferences senior to common stockholders and provide for restrictive covenants that could limit the Company’s ability to take certain actions. Unless the Company is able to generate sufficient revenues or to raise additional capital near-term, the Company’s operations will be scaled back to maintain only vital activities, or discontinued.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued a number of new accounting standards that require future adoption. Based on the Company’s initial review of these new standards, none are expected to have a material impact on the Company’s financial statements.

4. INVENTORIES

Inventories currently consist of MelaFind® systems and other finished products and accessories that are stated at the lower of cost or market value. Inventory accessories are purchased items to be sold for use in the operation of the MelaFind® systems. The Company maintains a reserve for specific inventory items that are no longer being used in the devices.

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based model to a sales-based model. In accordance with this new sales model, the Company reclassified approximately $5.4 million of MelaFind® systems from property and equipment into inventory at December 31, 2013.

Inventory consists of the following:

	March 31,	December 31,
	2014	2013
MelaFind® Systems	$5,401,866	$5,401,866
Mela record cards	324,685	327,900
Accessories	246,469	226,439

	5,973,020	5,956,205
Reserve for obsolete inventory	(325,000)	(325,000)

	$5,648,020	$5,631,205

5. FIXED ASSETS

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

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based to a sales-based model. In accordance with this new sales model, the Company reclassified approximately $5.4 million of MelaFind® systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent new and unused systems. Systems that have been leased under the rental-based model remain in property and equipment.

Property and equipment, at cost, consists of the following:

	March 31,	December 31,	Estimated
	2014	2013	Useful Life	Useful Life

Leasehold improvements	$905,888	$905,888	Lease Term	Lease Term
Laboratory and research equipment	1,083,661	1,083,661	3-5 years	3-5 years
Office furniture and equipment	2,022,833	2,022,833	3-5 years	3-5 years
MelaFind® Systems	5,081,816	5,081,816	3 years	3 years

	9,094,198	9,094,198
Accumulated depreciation and amortization	(6,098,945)	(5,403,414)

	$2,995,253	$3,690,784

6. NET LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents outstanding as of March 31, 2014 and March 31, 2013 consist of common stock equivalents of convertible preferred stock, stock options, common stock purchase warrants and restricted stock, which are summarized as follows:

	March 31,
	2014	2013

Common stock equivalents of convertible preferred stock	14,642,857	—
Common stock options	2,907,574	1,435,314
Common stock purchase warrants	21,047,641	200,000
Restricted stock awards	65,050	—

Total	38,663,122	1,635,314

7. COMPREHENSIVE LOSS

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss and per share amounts per the Statement of Operations and comprehensive net loss and related per share amounts.

8. STOCK-BASED COMPENSATION

Stock awards under the Company’s stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the 2013 and 2005 Plans are generally time-based or performance-based options and vesting varies accordingly. Options under the plans expire up to a maximum of ten years from the date of grant.

The fair value of each option award granted is estimated on the date of grant using the Black-Sholes option valuation model and assumptions as noted in the following table:

	March 31,
	2014	2013

Expected life	6.5 years	6.5 years
Expected volatility	75.51%	76.83%
Risk-free interest rate	2.14-2.45%	1.25-1.38%
Dividend yield	—	—

9. DEBT

On March 15, 2013, the Company executed loan documents with Hercules Technology Growth Capital Inc., a venture capital lender, whereby the Company borrowed $6 million (the “Loan”). The Loan accrued interest at a rate of 10.45%. The term of the Loan was 42 months with interest payments only during the first 12 months. On September 10, 2013, the Company elected to prepay the Loan and paid Hercules approximately $6.4 million, including the end of term fee of $425,000, to settle all obligations to Hercules. Hercules agreed to waive the prepayment penalty of $180,000.

Upon executing the loan documents on March 15, 2013 the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share were not fixed on March 15, 2013, but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase 693,202 shares of common stock at an exercise price of approximately $1.12 per share. The warrant expires on April 26, 2018.

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the obligation to issue the warrant, which totaled approximately $563,000, and the balance was reduced further by the Lender’s costs and fees, resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a Level 3 fair value measurement to determine fair value of the warrant obligation, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. During the period from the loan inception date until the warrant obligation was fulfilled and the warrant was issued, the warrant obligation was reflected as a long-term liability at fair value. Changes in the fair value (“mark-to-market adjustments”) of the warrant obligation of approximately $15,000 are included in operating results for the three months ended March 31, 2013. The fair value of the warrant obligation was determined using the Monte Carlo pricing model that used various assumptions that included: stock prices ranging from $1.16 to $1.18 per share, volatility of 77%, time to maturity of 5 years, exercise prices ranging from $1.15 to $1.16 and a risk free interest rate of return of .84%. Under the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the fair value.

The value of the warrant obligation combined with the costs resulted in an initial loan discount of approximately $727,000. The terms of the Loan required us to pay the Lender a fee of $425,000 at the maturity of the Loan. The loan discount and the fee were being amortized as additional interest expense over the life of the loan using the interest method. As discussed above, prior to the terms of the warrant being fixed on April 26, 2013, the warrant obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”) and therefore the warrant obligation was accounted for as a derivative reflected as a long-term liability until the warrant was issued on April 26, 2013. The terms of the warrant upon issuance no longer required derivative accounting under ASC 815 and therefore the fair value of the warrant was classified within stockholders equity.

As the result of the Company electing to prepay the loan on September 10, 2013, the unamortized loan discount, fee and deferred financing costs that were expensed at that date were approximately $1.0 million.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

As discussed in detail in Note 1, on February 5, 2014, pursuant to a securities purchase agreement, dated as of January 31, 2014, the Company sold to the Purchasers (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, par value $0.10 and a stated value of $1,000 per share, convertible into 14,642,857 shares of common stock at an initial conversion price of $0.84, and (ii) warrants to purchase up to 13,297,297 shares of common stock for net proceeds of $11.4 million. The warrants have an exercise price of $0.74 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative liability and recorded at fair value on the inception date of February 5, 2014, and will be recorded at their respective fair value at each subsequent balance sheet date. The fair value of these warrants on March 31, 2014 was equivalent to the fair value on February 5, 2014, and therefore no change in fair value has been recorded for the three months ended March 31, 2014.

In connection with this financing, the Company also granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. The Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of approximately $3.4 million. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014. Should this registration statement cease to remain effective for more than ten consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, the Company would be subject to additional liquidated damages of up to approximately $500,000.

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

The holders exercised 2,000,000 and 2,343,247 on March 5, 2014 and March 7, 2014, respectively, of the Series B Warrants. There were no warrant exercises in the first quarter of 2013.

The Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date of October 31, 2013, and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge in the Statements of Operations. The change in fair value of the warrant liability for the three months ended March 31, 2014, was $137,000.

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

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013. During the three months ended March 31, 2013, and in connection with its termination, the Company sold approximately 4.7 million shares under the ATM Program for gross and net proceeds of approximately $8.8 million and $8.5 million, respectively. During the term of the ATM Program, the Company sold a total of approximately 6.6 million shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

Outstanding common stock warrants consist of the following:

Issue Date	Expiration Date	Total Warrants	Ex. Price
5/7/2009	5/7/2014	200,000	$11.35
4/26/2013	4/26/2018	693,202	$1.12
10/31/2013	10/31/2018	6,857,142	$0.85
2/5/2014	2/5/2019	13,297,297	$0.74

		21,047,641

During the three months ended March 31, 2014, the number of outstanding shares of the Company’s common stock increased from 47,501,596 to 52,107,465.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013

Stock Price	$0.62	$0.64
Risk-free Rate (5-year U.S. Treasury Yield)	1.73%	1.75%
Volatility (Annual)	93.46%	93.43%
Time to Maturity (Years)	4.85-5.08	5.33

Derivative warrant liabilities consist of the following:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at January 1, 2014	$3,017,142
Issuance of warrants with derivative liabilities	5,584,865
Changes in estimated fair value	(137,142)

Ending balance at March 31, 2014	$8,464,865

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013. We have experienced and expect to continue to experience volatility in our operating loss resulting from the MelaFind® system activities that can vary significantly period-to-period. Therefore we believe that period-to-period comparisons of our historical results of operations may not be meaningful and should not be relied on as indicative of our future performance.

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Overview

We are a medical device company primarily focused on the commercialization of our flagship product, the MelaFind® system, and the further design and development of the MelaFind® system and our technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. The MelaFind® system features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been ‘trained’ and blind tested on our proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

The components of the MelaFind® system include:

•	a hand-held component, which employs high precision optics and multi-spectral illumination (multiple colors of light including near infra-red);

•	a proprietary database of pigmented skin lesions, believed to be the largest positive prospective database to date in the US; and

•	lesion classifiers, which are sophisticated mathematical algorithms that extract lesion feature information and classify lesions.

In November 2011, we received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval. In March 2012, we installed the first commercial MelaFind® system, and proceeded with the commercial launch of MelaFind®. We are evolving from a research and development company to a commercial stage enterprise. The launch of MelaFind® in 2012 and the subsequent commercialization activities supporting the launch did not meet our initial goals and objectives. Revenues have been lower than forecasted while expenses increased throughout 2012 and into 2013. In the third quarter of 2013, a significant cost reduction program was put into place. In November 2013, we appointed a new CEO and adopted a refocused “Go-to-Market” strategy concentrating on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. As part of this strategy, in late December 2013, we changed our business model for the MelaFind® system from a rental-based to a sales-based model. We reduced costs, added more experience to our management team, and reorganized our sales and marketing activities to better support the commercialization of the MelaFind® system. We are also seeking a coverage determination from the Centers for Medicare & Medicaid Services, the federal agency that administers Medicare, as a prerequisite to obtain reimbursement by Medicare for use of the MelaFind® system. This process could take up to two years. Once a coverage determination has been made, we plan to seek reimbursement by Medicaid, Medicare and other third-party payers.

The historical placement rate of MelaFind® systems varied from month to month and was not directly related to the number of potential customers we may have at any one time. Our placement rate to date has not met the level we initially estimated, due to a number of factors, including the time it takes to properly train doctors and staff for correct use, our limited marketing to date, and general awareness as to the potential benefits of MelaFind®. We can give no assurances that customer returns will not increase or that all our customers will continue to use the MelaFind® system in the future. Until the results of our sales-based model becomes more apparent, our revenues will be dependent on the amount of usage generated from our leased systems, which is out of our control as usage (i.e. the number of patients used on and the amount of lesions per patient) ultimately will be determined between the doctor and the individual patients. Our financial success will depend on a number of factors, primary among which is our ability to sell MelaFind® systems, increase the penetration with dermatologists, encourage the usage of these systems, and control our costs. Currently, we cannot determine when we will have sufficient revenues to cover our continuing developmental costs, manufacturing, marketing and other operational expenses.

We are committed to enhancing the capabilities of the MelaFind® system. Based on the insights from our key opinion leaders and feedback from our users, we are transitioning MelaFind® from a melanoma scoring technology to a dermal imaging and metrics clinical tool. We are also considering the broadening of our target market beyond clinical dermatologists. Our long term goal is to enable the Company to be an information exchange company, with a focus on optically gathering data that can improve the diagnosis of various cancers, enable better patient care, improve efficiency and reduce costs. The scope and the speed of implementing these new strategies will depend on our financial and human resources and ultimately the acceptance of our products in the marketplace.

We are currently conducting a Post-Approval Study, (a “PAS”) evaluating the sensitivity and physician’s rate of false positive readings after using the MelaFind® system. On October 17, 2013, the FDA notified us that our report with respect to the PAS was inadequate to allow the agency to complete its review, and as a result the FDA revised the PAS status on its website to “Progress Inadequate.” In January 2014, a revised enrollment plan and schedule was approved by the FDA and the interactive review process was closed. On April 2, 2014, the FDA updated the study status to “Progress Adequate” and approved our new study timeline. We currently target submission of the PAS report to the FDA by year-end 2017.

On August 22, 2013, we received a notice from The NASDAQ Stock Market that, for the previous 30 consecutive business days, we were not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. We were granted an automatic 180 grace period by NASDAQ in which to regain compliance. On February 19, 2014, we were notified by NASDAQ that we were eligible for an additional 180 day grace period. We have until August 18, 2014 to regain compliance with NASDAQ’s minimum bid price requirement or risk delisting.

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of March 31, 2014, we had an accumulated deficit of approximately $176 million. We expect to continue to invest in the further development of the MelaFind® system, clinical trials and medical conferences. We anticipate that we will continue to incur net losses for the foreseeable future as the commercial launch of the MelaFind® continues and as we conduct the PAS.

In February 2014, we sold to two investors (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”), convertible into 14,642,857 shares of common stock at an initial conversion price of $0.84, and (ii) warrants to purchase up to 13,297,297 shares of the Company’s common stock, for net proceeds of $11.4 million. The warrants have an exercise price of $0.74 per share, are immediately exercisable and have a term of five years. The number of shares issuable upon conversion of the Series A Preferred Stock and exercise of the warrants are adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. These investors have been granted rights of participation in future offerings of our securities for one year. In addition, as a condition of the financing, our directors purchased an aggregate of 202,703 shares of common stock, at a price of $0.74 per share, for aggregate gross proceeds of $150,000.

In connection with this financing, we also granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. The Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of approximately $3.4 million. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014. Should this registration statement cease to remain effective for more than ten consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, the Company would be subject to additional liquidated damages of up to approximately $500,000.

We have experienced recurring losses and negative cash flow from operations. We expect these conditions to continue for the foreseeable future. As the result of these factors, we have been and continue to be dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our existing cash on hand and the actions we have taken to reduce expenses will support the Company’s operations into the fourth quarter of 2014. We continue to assess the effects of our previously announced cost reduction plan and are prepared to reduce various costs as necessary. Although we have no specific arrangements or plans, we will need to raise additional capital during the upcoming months, which may take the form of equity, equity linked, or debt financing. In addition, we anticipate that long-term we will need to raise funds to support further advances in the technology and to support clinical trials. The timing and amount of any additional funding we may seek will be affected by numerous factors, many of which are not in our control, including market acceptance of the MelaFind® system.

There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms or at all and there can be no assurance that any additional funding that we may obtain will be sufficient to meet our financing needs. Any additional funding that we may obtain in the future could be dilutive to common stockholders, provide new investors with rights and preferences senior to common stockholders and provide for restrictive covenants that could limit our ability to take certain actions. Unless we are able to generate sufficient revenues or are able to raise additional capital in the near term, our operations will be scaled back to maintain only vital activities, or discontinued altogether.

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenue

Revenue decreased to approximately $98,000 in the three months ended March 31, 2014 compared with approximately $144,000 in the three months ended March 31, 2013. The decrease of approximately $46,000 is the direct result of our change in business strategy from a lease-based model to a sales-based model, which resulted in a decrease in placements of the MelaFind® system quarter to quarter. No revenue was recorded during the first quarter of 2014 from the sales of MelaFind® units, although we received sales orders in the quarter that have been completed in the second quarter. Under our previous lease-based model, which was in force during the first quarter of 2013, we typically signed a user agreement with our customers that included an installation fee for the placement of the MelaFind® system and billed for usage based on the number of patient sessions or lesions examined, or a fixed monthly rental fee. In addition, the user agreement provided for the sale of consumables needed to operate the system that were recognized on completion of the agreement. Deferred revenue was booked that primarily reflected the timed recognition of the installation fee revenue over the term of the user agreement, which is generally two years.

Cost of Revenue

Costs of revenue decreased to approximately $919,000 in the three months ended March 31, 2014, as compared with approximately $1,080,000 in the three months ended March 31, 2013. This decrease is also the result of our change in business strategy from a lease-based model to a sales-based model, which resulted in a decrease in placements of the MelaFind® system quarter to quarter. Cost of revenue during the quarter consisted of direct costs associated with the placement of the MelaFind® system in the doctor’s office, the cost of consumables, technical support costs and depreciation expense of the MelaFind® systems placed with the customer, which remain the property of the Company.

Research and Development Expense

Research and development (“R&D”) expenses decreased to approximately $708,000 in the three months ended March 31, 2014 compared with approximately $1,262,000 in the three months ended March 31, 2013. The decrease of approximately $554,000 is the result of salary and headcount reductions in accordance with the cost reduction plan initiated in August 2013. Ongoing R&D efforts are for product enhancements and are expected to trend upward over the next several quarters.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) decreased to approximately $3,204,000 in the three months ended March 31, 2014 from approximately $4,287,000 in the three months ended March 31, 2013. The decrease of approximately $1,083,000 is the result of salary and headcount decreases and a reduction in marketing expenses in accordance with the cost reduction plan initiated in August 2013. We plan to institute further actions during 2014 that may further reduce our quarterly levels of SG&A expense.

Interest Income

Interest income decreased to approximately $1,000 for the three months ended March 3, 2014 from approximately $2,000 in the three months ended March 31, 2013. The decrease is primarily the result of smaller cash balances available to invest during 2014.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $1,000 as compared to $49,000 in the three months ended March 31, 2013 which represents interest expense on the Loan entered into in March 2013 and paid in full on September 10, 2013 (See Footnote 9 “Debt”).

Other Income

Other income for the three month periods ended March 31, 2014 and 2013 was the approximate $5,000 minimum royalty we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability increased to a benefit of $137,000 for the three months ended March 31, 2014 from a benefit of $15,000 for the three months ended March 31, 2013, and in each period represents warrants accounted for as derivatives in separate transactions.

In October 2013, we entered into a securities purchase agreement with certain accredited investors in connection with a $6.0 million registered offering of 4,228,181 shares of the Company’s common stock, fully paid prefunded warrants (“Series B Warrants”) to purchase up to 4,343,247 shares of its common stock and additional warrants (“Series A Warrants”) to purchase up to 6,857,142 shares of its common stock. The Series A Warrants are exercisable beginning on May 1, 2014 at a price of $0.85 per share and expire on May 1, 2019. The Series B Warrants were exercisable immediately for no additional consideration. The Series B Warrants were completely exercised in March 2014. The Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value as of the inception date, and will be recorded at their respective fair values at each subsequent balance sheet date. The fair value of these warrants on March 31, 2014 was $2.9 million. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge or credit in the Statements of Operations. The change in fair value of the warrant liability for the three months ended March 31, 2014, was a benefit of approximately $137,000.

In February 2014, we sold (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, convertible into 14,642,857 shares of common stock at an initial conversion price of $0.84, and (ii) warrants to purchase up to 13,297,297 shares of common stock. The warrants have an exercise price of $0.74 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date, and will be recorded at their respective fair values at each subsequent balance sheet date. The fair value of these warrants on March 31, 2014 was $5.6 million. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge or credit in the Statements of Operations. The change in fair value of this warrant liability for the three months ended March 31, 2014 was $0.

In connection with the loan agreement entered into in March 2013 with Hercules Technology Growth Capital Inc., we were obligated to issue a common stock purchase warrant to Hercules when the stockholders of the Company approved an increase in the authorized shares of the Company’s common stock. The stockholders approved the increase in April 2013 at which time the warrant was issued. For financial reporting purposes, during the period from the date the loan agreement was signed until the date the warrant was issued, the obligation to issue the warrant was accounted for as a derivative. The change in fair value of the derivative is included in operating results. The change in fair value was a benefit of approximately $15,000 for the three months ended March 31, 2013.

Registration Rights Liquidated Damages

In connection with the February 2014 financing (see above), we also granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. In addition to the registration rights, the Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. We were unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of approximately $3.4 million.

Summary of Cash Flow Activities

Our cash and cash equivalents at March 31, 2014 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed FDIC limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $7.1 million for the three months ended March 31, 2014. For the corresponding period in 2013, net cash used in operations was approximately $6.1 million. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities. Net cash used in operations for the period ended March 31, 2014 includes $3.4 million in liquidating damages that were paid to the Purchasers in our February 2014 financing.

Cash Flows from Investing Activities

For the three months ended March 31, 2014 and 2013, there was approximately $0.0 and $1.6 million respectively of net cash used in our investing activities for the purchase of fixed assets, which consist mainly of the MelaFind® systems.

Cash Flows from Financing Activities

For the three months ended March 31, 2014, there was approximately $11.5 million provided by our financing activities representing the net proceeds from our February 2014 financing. For the three months ended March 31, 2013, there was approximately $15.7 million provided by the net proceeds from our public offering and approximately $5.8 million in net proceeds after expenses from borrowings.

Because of the numerous risks and uncertainties associated with the commercialization of medical devices such as MelaFind®, our future development plans, and the costs of operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years
Operating leases	$1,314,179	$477,883	$836,296

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and fair value of warrants are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We consider revenue to be earned when all of the following criteria are met: persuasive evidence a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Our agreements with dermatologists regarding the MelaFind® system combine the elements noted above with a future service obligation. Under our leased-based model, while the Company is required to place the MelaFind® systems with dermatologists for their exclusive use, ownership of the MelaFind® systems remained with the Company.

During 2013 and the first quarter of 2014, under the old leased-based method, we generated revenue from usage based on the number of patient sessions and lesions examined. Electronic record cards activate the MelaFind® system, capture data and store the data. Additionally, we typically charged an initial installation fee for each MelaFind® system which covered training, delivery, initial supplies, maintenance and the right to use the MelaFind® system. In accordance with the accounting guidance regarding multiple-element arrangements, we allocated total contract consideration to each element based upon the relative standalone selling prices of each element, and recognized the associated revenue for each element as delivery occurred or over the related service period, generally expected to be two years. Revenues associated with undelivered elements were deferred until delivery occurred or services are rendered. The significant judgments we made related to allocation of the contract consideration to each element whereby changes in the standalone selling price could impact the amount of revenue recognized in a specific period and estimates of uncollectible accounts receivables.

Under the old leased-based method, costs of revenue are associated with: the placement of the MelaFind® system in the doctor’s office, the cost of consumables delivered at installation, the cost of the electronic record cards, technical support costs and depreciation expense of the MelaFind® system placed with the customer which remains the property of the Company.

In December 2013, we changed our business model from a leased-based model, to a sales-based model for the MelaFind® system. No revenue was recorded during the fourth quarter of 2013 or the first quarter of 2014 from the sales of MelaFind units, although we received sales orders in the quarter that have been completed in the second quarter.

Stock-Based Compensation

We record compensation expense associated with stock options, restricted stock awards and other forms of equity compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. The fair value of an equity award is determined at the date of grant using the Black-Sholes Model and the fair value of the equity award is expensed over the service period. The most significant inputs used to value an equity award include current stock price, the amount the employee must pay to acquire the equity award, volatility rate, interest rate and estimated term. For equity awards that vest upon achieving a defined milestone, the underlying compensation charge is recorded, when it is probable that the milestone will be achieved. It is then amortized over the estimated period to satisfy vesting requirements. The probability of vesting is updated at each reporting period and compensation is adjusted accordingly. The significant judgments relate to the assumptions used in the valuation model to determine the fair value of the equity instrument including the volatility rate, term and interest rate. Any increases (decreases) in either of the volatility rate, the term or the interest rate would increase (decrease) the value of the equity instrument and the corresponding compensation expense recognized each period. Estimates of performance based awards vesting can also have a significant impact on recognized stock compensation as the likelihood of a performance based award vesting can change from period-to-period with changes in estimates included in current period operations.

Fair Value Measurements

We make fair value measurements for financial instruments in accordance with the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

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

Warrant Liability

We account for the 6,857,142 common stock Series A warrants issued in connection with the October 31, 2013 financing and the 13,297,297 common stock warrants issued in connection with the February 5, 2014 financing in accordance with the guidance contained in ASC 815-40-15-7D, “Contracts in Entity’s Own Equity” whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classified the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the transaction has been estimated using a Black-Sholes valuation. We also accounted for

693,202 common stock warrants that were issued in connection with our debt financing during the three months ended March 31, 2013, as a liability until we increased our authorized number of shares at the 2013 Annual Meeting of Stockholders and then reclassified the warrants into equity.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2013. In addition, the following risk factors have materially changed during the three months ended March 31, 2014:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of the MelaFind® system. Our net loss for the three months ended March 31, 2014 was approximately $8.0 million, and as of March 31, 2014, we had an accumulated deficit of approximately $176 million. Our expenses will increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur additional medical, marketing and sales expenses in the near future and to incur additional contract manufacturing and inventory expenses in the future which will require additional funding. Furthermore, having recently commenced a refocused marketing strategy focusing on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma, we expect to incur additional expenses continuing to transition our operations and implementing our refocused marketing strategy. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future and cannot determine at this time when we will generate any significant revenues. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization of MelaFind® or other products without additional funding

As of March 31, 2014 the Company had approximately $8.1 million in cash and cash equivalents and cash used in operations for the three months ended March 31, 2014 was approximately $7.1 million. Our total liabilities at March 31, 2014 were approximately $11.0 million. We expect to incur significant losses for the foreseeable future and may not achieve operating profits or positive cash flows from operations. Furthermore, under the terms of the securities purchase agreement entered into in connection with our February 2014 financing, we are prohibited from issuing (or entering into any agreement to issue) any equity securities in connection with a financing until August 2014. The Company’s ability to fund its operations is not assured and will be impacted by market acceptance of the MelaFind® system and the related growth in revenues, cost cutting measures that are in place currently or may be put into place in the future and our ability to raise capital. We anticipate that long-term we will need to raise substantial funds to broaden the commercialization and awareness of the MelaFind® system, including implementing our refocused marketing strategy focusing on the key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding, if available, could be in the form of either additional equity, equity-linked or debt financing. There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that we may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that we are unable to achieve profitable operations and/or raise additional funds, we would need to further reduce current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

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

MELA SCIENCES, INC.

By:	/s/ Robert W. Cook
Robert W. Cook
Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File