Form 10-Q
period 2014-06-30
MELA SCIENCES, INC. /NY
filed 2014-08-14
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ As of July 31, 2014: 5,214,852 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$4,202,279	$3,782,881
Accounts receivable (net of allowance of $43,080 and $46,130 as of June 30, 2014 and December 31, 2013, respectively)	49,472	57,151
Inventory (net of reserve of $863,559 as of June 30, 2014 and $325,000 as of December 31, 2013)	3,946,852	5,631,205
Prepaid expenses and other current assets	332,327	879,698

Total Current Assets	8,530,930	10,350,935
Property and equipment, net	3,872,574	3,690,784
Patents and trademarks, net	39,257	41,795
Other assets	48,000	48,000

Total Assets	$12,490,761	$14,131,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (includes related parties of $35,554 and $32,902 as of June 30, 2014 and December 31, 2013, respectively)	$1,116,913	$1,478,995
Accrued expenses (includes related parties of $0 and $48,000 as of June 30, 2014 and December 31, 2013, respectively)	302,834	844,131
Deferred placement revenue	151,508	243,605
Warrant liability	3,559,227	3,017,142
Other current liabilities	103,348	67,934

Total Current Liabilities	5,233,830	5,651,807

Long-Term Liabilities:
Deferred placement revenue	14,787	63,754
Deferred rent	100,102	120,120

Total Long-Term Liabilities	114,889	183,874

Total Liabilities	5,348,719	5,835,681

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock - $0.10 par value; authorized 10,000,000 shares: issued and outstanding: 12,300 at June 30, 2014 and 0 at December 31, 2013	1,230	—
Common stock - $0.001 par value; authorized 50,000,000 shares:
issued and outstanding 5,213,969 shares at June 30, 2014 and 4,750,160 at December 31, 2013	5,214	4,750
Additional paid-in capital	182,637,024	176,438,961
Accumulated deficit	(175,501,426)	(168,147,878)

Total Stockholders’ Equity	7,142,042	8,295,833

Total Liabilities and Stockholders’ Equity	$12,490,761	$14,131,514

*	Derived from the audited balance sheet as of December 31, 2013

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues	$225,155	$144,399	$322,793	$288,499
Cost of revenue	1,277,061	1,381,447	2,195,584	2,461,710

Gross Profit	(1,051,906)	(1,237,048)	(1,872,791)	(2,173,211)

Operating expenses:
Research and development	370,648	1,122,962	1,078,472	2,384,963
Selling, general and administrative	2,835,548	4,672,540	6,039,081	8,959,768

Total operating expenses	3,206,196	5,795,502	7,117,553	11,344,731

Operating Loss	(4,258,102)	(7,032,550)	(8,990,344)	(13,517,942)

Other income (expenses):
Interest income	688	2,710	1,306	4,815
Interest expense	(1,158)	(291,622)	(2,357)	(340,385)
Change in fair value of warrant liability	4,905,638	(105,292)	5,042,780	(89,859)
Registration rights liquidated damages	(29,758)	—	(3,419,698)	—
Other income, net	9,740	5,000	14,765	10,000

Total Other Income/(Loss)	4,885,150	(389,204)	1,636,796	(415,429)

Net Income/(Loss)	$627,048	$(7,421,754)	$(7,353,548)	$(13,933,371)

Basic net income/(loss) per common share	$0.12	$(1.72)	$(1.46)	$(3.38)

Diluted net income/(loss) per common share	$0.12	$(1.72)	$(1.46)	$(3.38)

Basic weighted average number of common shares outstanding	5,212,765	4,308,660	5,053,587	4,117,091

Diluted weighted average number of common shares outstanding	5,212,765	4,308,660	5,053,587	4,117,091

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,353,548)	$(13,933,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	881,535	1,107,009
Bad debt expense	700	40,290
Inventory reserve	538,559	325,000
Non-cash interest expense	—	98,706
Change in fair value of warrant liability	(5,042,780)	89,859
Write-off of unamortized financing costs	—	41,166
Stock-based equity compensation	332,115	1,097,106
Gain on sale of fixed assets	(4,740)	—
Changes in operating assets and liabilities:
Accounts receivable	6,979	(68,593)
Inventory	21,509	74,100
Melafind® systems sold	62,238	—
Prepaid expenses and other current assets	547,371	218,204
Other assets	—	(3,500)
Accounts payable and accrued expenses	(903,379)	224,958
Other current liabilities	35,414	12,981
Deferred revenue	(141,064)	130,653
Deferred rent	(20,018)	(11,826)
Long-term interest payable	—	51,922

Net cash used in operating activities	(11,039,109)	(10,505,336)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,766,264)
Proceeds from the sale of fixed assets	6,000	—

Net cash provided by (used in) investing activities	6,000	(3,766,264)

Cash flows from financing activities:
Net proceeds from private placements/public offerings	11,452,507	15,789,873
Net proceeds from long-term debt	—	6,000,000
Expenses related to borrowings and issuance of warrant	—	(245,358)
Proceeds from exercise of stock options	—	18,059

Net cash provided by financing activities	11,452,507	21,562,574

Net increase in cash and cash equivalents	419,398	7,290,974
Cash and cash equivalents at beginning of period	3,782,881	7,861,524

Cash and cash equivalents at end of period	$4,202,279	$15,152,498

Non-cash investing activity:
Reclassification of warrant liability to stockholders’ equity	$—	$652,442

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of MELA Sciences, Inc., a Delaware corporation (“MELA” or the “Company”), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”); however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full year.

The Company is a medical technology company dedicated to designing and developing innovative software-driven technology for the clinical early detection and prevention of skin cancer. The Company is primarily focused on the commercialization of its flagship product, the MelaFind® system, and the further design and development of MelaFind® and its technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. It features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been ‘trained’ and blind tested on the Company’s proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

In November 2011, the Company received written approval from the U.S. Food and Drug Administration (“FDA”) for the MelaFind® Pre-Market Approval (“PMA”) application and in September 2011 received Conformite Europeenne (“CE”) Mark approval. In March 2012, the Company installed the first commercial MelaFind® systems, and proceeded with the commercial launch of MelaFind®. The Company is currently conducting a Post-Approval Study (“PAS”) evaluating the sensitivity and false positive rate of physicians after using the MelaFind® system with their performance if MelaFind® was not available.

The launch of MelaFind® in 2012 and the subsequent commercialization activities supporting the launch did not meet the Company’s initial goals and objectives. Revenues were lower than forecasted and expenses continued to increase throughout 2012 and into 2013. In the third quarter of 2013, a significant cost reduction program was put into place. In November 2013, the Company adopted a refocused “Go-to-Market” strategy concentrating on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. The Company also changed its business model for the MelaFind® system from a rental-based to a sales-based model. The Company has reduced its costs, added more experience to its management team, and reorganized its sales and marketing activities.

On August 22, 2013, the Company received a notice from The NASDAQ Stock Market (“NASDAQ”) that, for the previous 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. In July 2014, the Company effected a one-for-ten reverse split of its common stock in order to regain compliance with the minimum bid price requirement prior to the expiration of the last applicable grace period. On July 24, 2014, the Company was notified by NASDAQ that it is now in compliance with the minimum bid price requirement.

In July 2014, MELA announced that it took the first step in the process of obtaining insurance reimbursement for its Multi-Spectral Digital Skin Lesion Analysis (“MSDSLA”) procedure that is performed by dermatologists utilizing the MelaFind® system as an aid in the detection of melanoma. The Company submitted an application for a Current Procedural Terminology (“CPT®”) code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). Currently, there is no CPT code available for the MelaFind® process. The Company plans to commence efforts to obtain reimbursement from private insurers during the CMS’ coverage determination process, which is expected to take at least 18 months.

MELA has experienced recurring losses and negative cash flow from operations and management expects these conditions to continue for the foreseeable future. As a result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to operate and to meet its obligations in the ordinary course of business. In February 2014, the Company raised net proceeds of approximately $11.5 million from the sale of Series A Preferred Stock, common stock and warrants to strengthen the Company’s financial position (see Note 11). In July 2014, the Company raised an additional $14 million in net proceeds from the sale of senior secured convertible debt (see Note13).

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results may not be indicative of the results that may be expected for the year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to the development and marketing of the MelaFind® system and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. As a result, MELA has an accumulated deficit of $175.5 million as of June 30, 2014. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Even if the Company succeeds in commercializing the MelaFind® system it may never become profitable. The Company expects to continue to incur significant expenses over the next several years.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09,”Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

4. INVENTORY

Inventories currently consist of MelaFind® systems and other finished products and accessories that are stated at the lower of cost or market value. Inventory accessories are purchased items to be sold for use in the operation of the MelaFind® systems. The Company maintains a reserve for specific inventory items that are no longer being used in the devices.

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based model to a sales-based model. In accordance with this new sales model, the Company reclassified approximately $5.4 million of MelaFind® systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent systems available for sale.

During the second quarter of 2014, the Company ceased repairs of certain of its MelaFind system units that it determined were unlikely to be sold during the next several periods. The Company estimated the cost to restore its system units to sellable condition and created a repair reserve amounting to $0.5 million at June 30, 2014.

Inventory consists of the following:

	June 30,	December 31,
	2014	2013
MelaFind® Systems	$4,277,581	$5,401,866
Mela record cards	327,748	327,900
Accessories	205,082	226,439

	4,810,411	5,956,205
Reserve for obsolete inventory	(325,000)	(325,000)
Reserve for inventory repairs	(538,559)	—

	3,946,852	$5,631,205

5. PROPERTY AND EQUIPMENT, NET

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

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based to a sales-based model. In accordance with this new sales model, the Company reclassified approximately $5.4 million of MelaFind® systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent systems available for sale. Systems that have been leased under the rental-based model remain in property and equipment.

During the quarter, the Company reclassified $725,598 of accumulated depreciation related to MelaFind system components that were previously leased and are now available for sale that were included in inventory at December 31, 2013.

Property and equipment, at cost, consists of the following:

	June 30,	December 31,	Estimated
	2014	2013	Useful Life
Leasehold improvements	$905,888	$905,888	Lease Term
Laboratory and research equipment	1,083,661	1,083,661	3-5 years
Office furniture and equipment	2,005,344	2,022,833	3-5 years
MelaFind® Systems	5,185,073	5,081,816

	9,179,966	9,094,198
Accumulated depreciation and amortization	(5,307,392)	(5,403,414)

	$3,872,574	$3,690,784

Depreciation expense for the three and six months ended June 30, 2014 was $183,466 and $878,997, respectively, and June 30, 2013 was $609,007 and $1,104,034, respectively.

6. NET INCOME/(LOSS) PER COMMON SHARE

Basic net income/(loss) per common share excludes dilution for potentially dilutive securities and is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net income/(loss) per common share is equal to the basic net income/(loss) per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents outstanding as of June 30, 2014 and June 30, 2013 consist of common stock equivalents of convertible preferred stock, stock options, common stock purchase warrants and restricted stock, which are summarized as follows:

	June 30,
	2014	2013
Common stock equivalents of convertible preferred stock	1,464,287	—
Common stock options	340,028	293,714
Common stock purchase warrants	2,084,767	89,321
Restricted stock awards	2,890	—

Total	3,891,972	383,035

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

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

June 30,
	2014	2013
Expected life	6.5 years	5.5-6.5 years
Expected volatility	75.51-73.87%	71.71%-76.83%
Risk-free interest rate	2.14-2.45%	.71-1.95%
Dividend yield	—	—

Stock-based compensation expense for the three and six months ended June 30, 2014 was $167,947 and $312,663, respectively, and for the three and six months ended June 30, 2013 was $749,225 and $1,017,606, respectively.

9. DEBT

On March 15, 2013, the Company executed loan documents with Hercules Technology Growth Capital Inc. (“Hercules”), a venture capital lender, whereby the Company borrowed $6 million (the “Loan”). The Loan accrued interest at a rate of 10.45%. The term of the Loan was 42 months with interest payments only during the first 12 months. On September 10, 2013, the Company elected to prepay the Loan and paid Hercules approximately $6.4 million, including the end of term fee of $425,000, to settle all obligations to Hercules. Hercules agreed to waive the prepayment penalty of $180,000.

Upon executing the loan documents on March 15, 2013 the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share were not fixed on March 15, 2013, but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase 69,321 shares of common stock at an exercise price of approximately $11.20 per share. The warrant expires on April 26, 2018.

For financial reporting purposes, the $6 million funded by the Lender on March 15, 2013 was allocated first to the fair value of the obligation to issue the warrant, which totaled approximately $563,000, and the balance was reduced further by the Lender’s costs and fees, resulting in an initial carrying value of the loan of approximately $5.3 million. The Company used a Level 3 fair value measurement to determine fair value of the warrant obligation, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. During the period from the loan inception date until the warrant obligation was fulfilled and the warrant was issued, the warrant obligation was reflected as a long-term liability at fair value. Changes in the fair value (“mark-to-market adjustments”) of the warrant obligation of approximately $105,292 and $89,859 are included in operating results for the three and six months ended June 30, 2013. The fair value of the warrant obligation was determined using the Monte Carlo pricing model that used various assumptions that included: stock prices ranging from $11.60 to $11.80 per share, volatility of 77%, time to maturity of 5 years, exercise prices ranging from $11.50 to $11.60 and a risk free interest rate of return of .84%. Under the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the fair value.

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

10. REVERSE SPLIT OF COMMON STOCK

On July 9, 2014, the Company effected a previously authorized 1-for-10 reverse stock split of its common stock. The reverse split took effect at the start of trading on July 10, 2014 on a 1-for-10 split basis. All prior periods have been retroactively adjusted to reflect the reverse stock split.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

On February 5, 2014, pursuant to a securities purchase agreement, dated as of January 31, 2014, the Company sold to the Purchasers (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, par value $0.10 and a stated value of $1,000 per share, convertible into 1,464,287 shares of common stock at an initial conversion price of $8.40, and (ii) warrants to purchase up to 1,329,731 shares of common stock for net proceeds of $11.4 million. The warrants have an exercise price of $7.40 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative liability and recorded at fair value on the inception date of February 5, 2014. They will be recorded at their respective fair value at each subsequent balance sheet date. The fair value of these warrants on June 30, 2014 was approximately $2,393,513. The change in fair value of these warrants for the three and six months ended June 30, 2014 was a benefit of $3,191,352.

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

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6.0 million registered offering of 422,819 shares of the Company’s common stock, fully paid prefunded warrants (“Series B Warrants”) to purchase up to 434,325 shares of its common stock and additional warrants (“Series A Warrants”) to purchase up to 685,715 shares of its common stock. The Series A Warrants are exercisable beginning on May 1, 2014 at a price of $8.50 per share and expire on May 1, 2019. The Series B Warrants are exercisable immediately for no additional consideration. The offering closed on October 31, 2013.

The holders exercised 200,000 and 234,325 on March 5, 2014 and March 7, 2014, respectively, of the Series B Warrants. There were no warrant exercises in the first six months of 2013.

The Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date of October 31, 2013, and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge in the Statements of Operations. The change in fair value of these warrants for the three and six months ended June 30, 2014, was a benefit of $1,714,826 and $1,851,428, respectively.

On February 12, 2013 the Company entered into an underwriting agreement with Cowen and Company, LLC, relating to the public offering of 610,000 shares of the Company’s common stock, at a price to the public of $13.00 per share less underwriting discounts and commissions. The gross proceeds to the Company from the sale of the Common Stock totaled $7.9 million. After deducting the underwriters’ discounts and commissions and other estimated offering expenses payable by the Company, net proceeds were approximately $7.3 million. The offering closed on February 15, 2013.

In June 2012, the Company entered into a sales agreement with Cowen and Company, LLC, to sell shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Program”), which was terminated on February 15, 2013. During the three months ended March 31, 2013, and in connection with its termination, the Company sold approximately 470,000 shares under the ATM Program for gross and net proceeds of approximately $8.8 million and $8.5 million, respectively. During the term of the ATM Program, the Company sold a total of approximately 660,000 shares for aggregate gross and net proceeds of approximately $14.4 million and $13.8 million, respectively.

On August 22, 2013, the Company received a notice from NASDAQ that, for the previous 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. In July 2014, the Company effected a one-for-ten reverse split of its common stock in order to regain compliance with the minimum bid price requirement prior to the expiration of the last applicable grace period. On July 24, 2014, the Company was notified by NASDAQ that it is now in compliance with the minimum bid price requirement.

Outstanding common stock warrants consist of the following:

		Total
Issue Date	Expiration Date	Warrants	Ex. Price
4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	10/31/2018	685,715	$8.50
2/5/2014	2/5/2019	1,329,731	$7.40

		2,084,767

During the three months ended June 30, 2014, the number of outstanding shares of the Company’s common stock increased from 5,210,747 to 5,213,969.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and therefore are classified as a derivative. These warrants have been recorded at their fair value using the Black-Scholes pricing model and will be recorded at their respective fair value at each subsequent balance sheet date.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Stock Price	$3.20	$6.40
Risk-free Rate (5-year U.S. Treasury Yield)	1.62%	1.75%
Volatility (Annual)	93.46%	93.43%
Time to Maturity (Years)	4.60-4.83	5.33

Derivative warrant liabilities consist of the following:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at January 1, 2014	$3,017,142
Issuance of warrants with derivative liabilities	5,584,865
Changes in estimated fair value	(5,042,780)

Ending balance at June 30, 2014	$3,559,227

13. SUBSEQUENT EVENTS

On August 6, 2014, the Company and Askion GmbH entered into an “Amended and Restated Askion Production Agreement.” This agreement is a mutual settlement and release agreement of two prior unfulfilled purchase orders. The settlement amount of $1,141,644 will be used for future inventory purchases and will be paid to Askion in 9 installments.

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”) with entities affiliated with institutional investors providing for the issuance of (i) 12,300 shares of Series B convertible preferred stock (the “Preferred Stock”) at a price of $1,000 per share, (ii) Senior Secured Convertible Debentures in the aggregate principal amount of $15,000,000, due, subject to the terms therein, in July 2019 (the “Debentures”), and (iii) warrants (the “Warrants”) to purchase up to an aggregate of approximately 11.0 million shares of common stock, $0.001 par value per share (the “Common Stock”), at an exercise price of $2.45 per share (the “Offering”). The Offering closed on July 24, 2014.

The proceeds of the Offering will be used to redeem all of the Company’s outstanding shares of Series A convertible preferred stock and for general working capital purposes.

The Preferred Stock is convertible into an aggregate of approximately 4.8 million shares of Common Stock and the Debentures are convertible into an aggregate of approximately 5.8 million shares of Common Stock. The Debentures and the shares of Preferred Stock and Warrants described above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

Subject to certain ownership limitations, the Preferred Stock and Debentures are convertible at any time into shares of Common Stock at an initial conversion price of $2.565 per share (which represents a price above the closing bid price of the Common Stock on July 18, 2014, the trading day immediately prior to the entry into the Purchase Agreement). The Preferred Stock is only entitled to dividends in the event that dividends are paid on the Common Stock, and the Preferred Stock will not have any preferences over the Common Stock, including liquidation rights. The Warrants are also subject to certain ownership limitations and are immediately exercisable. 4.8 million of the Warrants will expire eighteen months from the date of issuance, and 6.2 million of the Warrants will expire five years from the date of issuance.

The Company has also entered into a Registration Rights Agreement with the investors pursuant to which the Company is obligated to file a registration statement within 30 days to register for resale the shares of Common Stock issuable upon conversion of the Preferred Stock and Debentures and upon exercise of the Warrants. If the Company is unable to meet certain filing and effectiveness requirements it could be required to pay up to a maximum penalty of $3.3 million plus interest in liquidating damages.

The Debentures will bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of Common Stock registered under the Securities Act. The Company’s obligations under the Debentures are secured by a first priority lien on all of the Company’s intellectual property pursuant to the terms of a security agreement (“Security Agreement”) dated July 21, 2014 among the Company and the investors.

Pursuant to the Purchase Agreement, until eighteen months following the effective date of the registration statement covering the resale of the shares underlying the Preferred Stock, Debentures and Warrants, or the date on which such shares may be resold pursuant to Rule 144 under the Securities Act, the investors have the right, but not the obligation, to participate in any financing that the Company undertakes, up to 50% of the aggregate amount of securities being offered.

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

Overview

We are a medical technology company dedicated to designing and developing innovative software-driven technology for the clinical early detection and prevention of skin cancer. We primarily focus on the commercialization of our flagship product, the MelaFind® system, and the further design and development of MelaFind® and its technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. It features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been ‘trained’ and blind tested on our proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

In November 2011, we received written approval from the FDA for the MelaFind® PMA application and in September 2011 we received CE Mark approval. In March 2012, we installed the first commercial MelaFind® systems, and proceeded with the commercial launch of MelaFind®. We are currently conducting a PAS evaluating the sensitivity and false positive rate of physicians after using the MelaFind® system with their performance if MelaFind® was not available.

The launch of MelaFind® in 2012 and the subsequent commercialization activities supporting the launch did not meet our initial goals and objectives. Revenues were lower than forecasted and expenses continued to increase throughout 2012 and into 2013. In the third quarter of 2013, a significant cost reduction program was put into place. In November 2013, we adopted a refocused “Go-to-Market” strategy concentrating on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. We also changed our business model for the MelaFind® system from a rental-based to a sales-based model. We have reduced costs, added more experience to our management team, and reorganized our sales and marketing activities.

On August 22, 2013, we received a notice from The NASDAQ that, for the previous 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ Capital Market. In July 2014, we effected a one-for-ten reverse split of our common stock in order to regain compliance with the minimum bid price requirement prior to the expiration of the last applicable grace period. On July 24, 2014, we were notified by NASDAQ that we are now in compliance with the minimum bid price requirement.

In July 2014, we announced that we took the first step in the process of obtaining insurance reimbursement for our Multi-Spectral Digital Skin Lesion Analysis MSDSLA procedure that is performed by dermatologists utilizing the MelaFind® system as an aid in the detection of melanoma. We submitted an application for a CPT code, which is necessary for Medicare Part B reimbursement by the CMS. Currently, there is no CPT code available for the MelaFind® process. We plan to commence efforts to obtain reimbursement from private insurers during the CMS’ coverage determination process, which is expected to take at least 18 months.

Until we complete our transition from a lease-based to sales-based revenue model and obtain insurance reimbursement from the CMS and private insurers, we expect that our revenues will not be sufficient to cover our expected operating and other expenses. Our financial success will depend on a number of factors, primary among which is our ability to sell MelaFind® systems, increase the penetration with dermatologists, encourage the usage of these systems, and control our costs. Currently, we cannot determine when we will have sufficient revenues to cover our continuing developmental costs, manufacturing, marketing and other operational expenses.

We are committed to enhancing the capabilities of the MelaFind® system. Based on the insights from our key opinion leaders and feedback from our users, we are transitioning MelaFind® from a melanoma scoring technology to a dermal imaging and metrics clinical tool. We are also considering the broadening of our target market beyond clinical dermatologists. Our long-term goal is to be an information exchange company, with a focus on optically gathering data that can improve the diagnosis of various cancers, enable better patient care, improve efficiency and reduce costs. The scope and the speed of the implementation of these new strategies will depend on our financial and human resources and ultimately the acceptance of our products in the marketplace.

Our PAS is evaluating the sensitivity and false positive rate of physician’s after using the MelaFind® system with their performance if MelaFind was not available. On October 17, 2013, the FDA notified us that our report with respect to the PAS was inadequate to allow the agency to complete its review, and as a result the FDA revised the PAS status on its website to “Progress Inadequate.” In January 2014, a revised enrollment plan and schedule was approved by the FDA and the interactive review process was closed. On April 2, 2014, the FDA updated the study status to “Progress Adequate” and approved our new study timeline. We currently target submission of the PAS report to the FDA by year-end 2018.

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of June 30, 2014, we had an accumulated deficit of approximately $175.5 million. We expect to continue to invest in the further development of the MelaFind® system, clinical trials and medical conferences. We anticipate that we will continue to incur net losses for the foreseeable future as the commercial launch of the MelaFind® system continues and as we conduct the PAS.

In February 2014, we sold to two investors for net proceeds of $11.4 million (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, (the “Series A Preferred Stock”), convertible into 1,464,287 shares of common stock at an initial conversion price of $8.40, and (ii) warrants to purchase up to 1,329,731 shares of the Company’s common stock. These investors have been granted rights of participation in future offerings of our securities for one year. In addition, as a condition of the financing, our directors purchased an aggregate of 20,271 shares of common stock, at a price of $7.40 per share, for aggregate gross proceeds of $150,000.

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

In July 2014, we raised additional net proceeds of approximately $14 million through the issuance of 4% senior secured convertible debentures due July 2019. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. In connection with the transaction, we also issued 12,300 shares of Series B convertible preferred stock, convertible at any time into an aggregate of approximately 4.8 million shares of common stock at an initial conversion price of $2.565 per share. Proceeds of the Series B preferred stock were used to redeem at par our outstanding Series A preferred stock that was issued in February 2014. We also issued common stock purchase warrants at an effective exercise price of $2.45 per share, with 4.8 million warrants expiring in eighteen months from the date of issuance, and 6.2 million expiring five years from the date of issuance. The Company has also entered into a Registration Rights Agreement with the investors pursuant to which the Company is obligated to file a registration statement to register the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock and Debentures and upon exercise of the Warrants within thirty calendar days. If the Company is unable to meet certain filing and effectiveness requirements we could be required to pay up to a maximum penalty of $3.3 million plus interest in liquidating damages. However, these damages are not expected to be triggered in this financing.

We have experienced recurring losses and negative cash flow from operations. We expect these conditions to continue for the foreseeable future. As the result of these factors, we have been and continue to be dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business.

We may need to raise funds in the future to support our sales and marketing of the MelaFind® system, further advances in the MelaFind® technology and to support clinical trials. The timing and amount of any additional funding we may seek will be affected by numerous factors, many of which are not under our control, including market acceptance of the MelaFind® system. There can be no assurance that additional financing will be available in the future at an acceptable cost, or at all.

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenue

Revenue increased to $225,155 in the three months ended June 30, 2014 compared with $144,399 in the three months ended June 30, 2013. The increase of $80,756 is the result of new MelaFind® system sales of approximately $121,000 off set by a decrease in placement fees from prior quarter due to the change in our business model from a lease-based model to a sales-based model.

Cost of Revenue

Costs of revenue decreased to $1,277,061 in the three months ended June 30, 2014, as compared with $1,381,447 in the three months ended June 30, 2013. This decrease of $104,386 is primarily due to less shipping and freight costs due to fewer placements and a one-time charge of $250,000 taken for inventory obsolescence of MelaFind accessories in the three months ended June 30, 2013. Cost of revenue during the quarter consisted of the cost of sold MelaFind® systems, warranty reserves, repairs of system components, cost of consumables, technical support costs and depreciation expense of the MelaFind® systems leased to customers.

Research and Development Expense

Research and development (“R&D”) expenses decreased to $370,648 in the three months ended June 30, 2014 compared with $1,122,962 in the three months ended June 30, 2013. The decrease of $752,314 is the result of salary and headcount reductions in accordance with the cost reduction plan initiated in August 2013 and a reduction in product improvement expenses. Ongoing R&D efforts are for product enhancements and are expected to trend upward over the next several quarters.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) decreased to $2,835,548 in the three months ended June 30, 2014 from $4,672,540 in the three months ended June 30, 2013. The decrease of approximately $1,836,992 is the result of salary and headcount decreases and a reduction in marketing expenses in accordance with the cost reduction plan initiated in August 2013. We plan to institute further actions during 2014 that may further reduce our quarterly levels of SG&A expense.

Interest Income

Interest income decreased to approximately $688 for the three months ended June 30, 2014 from approximately $2,710 in the three months ended June 30, 2013. The decrease is primarily the result of smaller cash balances available to invest during 2014.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $1,158 as compared to $291,622 in the three months ended June 30, 2013 which represents interest expense on the Loan entered into in March 2013 and paid in full on September 10, 2013 (See Footnote 9 “Debt”).

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability increased to a benefit of $4,905,638 for the three months ended June 30, 2014 from a expense of $105,292 for the three months ended June 30, 2013, and in each period represents warrants accounted for as derivatives in separate transactions. The benefit is directly related to the reduction in the Company’s stock price for the period.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenue

Revenue increased to $322,793 in the six months ended June 30, 2014 compared to $288,499 in the six months ended June 30, 2013. The increase of $34,294 is the direct result of our change in business strategy from a lease-based model to a sales-based model, which resulted in sales for the current quarter and a decrease in placements of the MelaFind® system quarter to quarter.

Cost of Revenue

Costs of revenue decreased to $2,195,584 in the six months ended June 30, 2014, as compared to $2,461,710 in the six months ended June 30, 2013. This decrease is primarily the result of a one-time charge for inventory obsolescence of MelaFind accessories taken during the six months ended June 30, 2013. Cost of revenue during the quarter consisted of the cost of sold MelaFind® systems, warranty reserves, repairs of system components, cost of consumables, technical support costs and depreciation expense for the MelaFind® systems leased to the customers.

Research and Development Expense

R&D expenses decreased to $1,078,472 in the six months ended June 30, 2014 compared to $2,384,963 in the six months ended June 30, 2013. The decrease of $1,306,491 is the result of salary and headcount reductions in accordance with the cost reduction plan initiated in August 2013 and a reduction in product improvement expenses. Ongoing R&D efforts are for product enhancements and are expected to trend upward over the next several quarters.

Selling, General and Administrative Expense

SG&A decreased to $6,039,081 in the six months ended June 30, 2014 from $8,959,768 in the six months ended June 30, 2013. The decrease of $2,920,687 is the result of salary and headcount decreases and a reduction in marketing expenses in accordance with the cost reduction plan initiated in August 2013. We plan to institute further actions during 2014 that may further reduce our quarterly levels of SG&A expense.

Interest Income

Interest income decreased to $1,306 for the six months ended June 30, 2014 from approximately $4,815 in the six months ended June 30, 2013. The decrease is primarily the result of smaller cash balances available to invest during 2014.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $2,357 as compared to $340,385 in the six months ended June 30, 2013 which represents interest expense on the Loan entered into in March 2013 and paid in full on September 10, 2013 (See Footnote 9 “Debt”).

Other Income

Other income for the six month periods ended June 30, 2014 and 2013 was $14,765 and $10,000, respectively and was primarily the $5,000 minimum royalty we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product. In 2014, it also included a gain on the sale of fixed assets of approximately $4,700.

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability increased to a benefit of $5,042,780 for the six months ended June 30, 2014 from an expense of $89,859 for the six months ended June 30, 2013, and in each period represents warrants accounted for as derivatives in separate transactions. The benefit resulted primarily from a decrease in our stock price.

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

In connection with the July 2014 financing, The Company has also entered into a Registration Rights Agreement with the investors pursuant to which the Company is obligated to file a registration statement to register the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock and Debentures and upon exercise of the Warrants within thirty calendar days. If the Company is unable to meet certain filing and effectiveness requirements we could be required to pay up to a maximum penalty of $3.3 million plus interest in liquidating damages. However, these damages are not expected to be triggered in this financing.

Summary of Cash Flow Activities

Our cash and cash equivalents at June 30, 2014 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $11.0 million for the six months ended June 30, 2014. For the corresponding period in 2013, net cash used in operations was approximately $10.5 million. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities. Net cash used in operations for the period ended June 30, 2014 includes $3.4 million in liquidating damages that were paid to the Purchasers in our February 2014 financing.

Cash Flows from Investing Activities

For the six months ended June 30, 2014, there was $6,000 provided by sales of our fixed assets, and for the six months ended June 30, 2013, there was $3.8 million of net cash used in our investing activities for the purchase of fixed assets, which consist mainly of the MelaFind® systems.

Cash Flows from Financing Activities

For the six months ended June 30, 2014, there was approximately $11.5 million provided by our financing activities representing the net proceeds from our February 2014 financing. For the six months ended June 30, 2013, there was approximately $15.7 million provided by the net proceeds from our public offering and approximately $5.8 million in net proceeds after expenses from borrowings.

Because of the numerous risks and uncertainties associated with the commercialization of medical devices such as MelaFind®, our future development plans, and the costs of operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including medical, marketing and sales expenses, contract manufacturing and inventory expenses and support of the current domestic direct sales force and conducting activities in Germany;

•	the cost of transitioning our operations and implementing a refocused marketing strategy;

•	sales of MelaFind® units;

•	the amount of direct payments we are able to obtain from physicians utilizing MelaFind®;

•	the costs of maintaining regulatory approval;

•	reimbursement amounts for the use of MelaFind® that physicians are able to obtain from Medicare and third party payers;

•	the success of our research and development efforts in product development and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies, including the PAS;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years
Operating leases	$1,194,690	$477,876	$716,814

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

During 2013 and the first six months of 2014, under the old leased-based method, we generated revenue from usage based on the number of patient sessions and lesions examined. Electronic record cards activate the MelaFind® system, capture data and store the data. Additionally, we typically charged an initial installation fee for each MelaFind® system which covered training, delivery, initial supplies, maintenance and the right to use the MelaFind® system. In accordance with the accounting guidance regarding multiple-element arrangements, we allocated total contract consideration to each element based upon the relative standalone selling prices of each element, and recognized the associated revenue for each element as delivery occurred or over the related service period, generally expected to be two years. Revenues associated with undelivered elements were deferred until delivery occurred or services are rendered. The significant judgments we made related to allocation of the contract consideration to each element whereby changes in the standalone selling price could impact the amount of revenue recognized in a specific period and estimates of uncollectible accounts receivables.

In December 2013, we changed our business model from a leased-based model, to a sales-based model for the MelaFind® system. Therefore, the Company will recognize revenues for product sales when title and risk of loss transfers to customers, which is after installation and training, and when reliable estimates of sales allowances and warranties can be made and collectability is reasonably assured. The Company will regularly review the information related to these estimates and adjust the reserves accordingly.

Stock-Based Compensation

We record compensation expense associated with stock options, restricted stock awards and other forms of equity compensation in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The fair value of an equity award is determined at the date of grant using the Black-Scholes Model and the fair value of the equity award is expensed over the service period. The most significant inputs used to value an equity award include current stock price, the amount the employee must pay to acquire the equity award, volatility rate, interest rate and estimated term. For equity awards that vest upon achieving a defined milestone, the underlying compensation charge is recorded, when it is probable that the milestone will be achieved. It is then amortized over the estimated period to satisfy vesting requirements. The probability of vesting is updated at each reporting period and compensation is adjusted accordingly. The significant judgments relate to the assumptions used in the valuation model to determine the fair value of the equity instrument including the volatility rate, term and interest rate. Any increases (decreases) in either of the volatility rate, the term or the interest rate would increase (decrease) the value of the equity instrument and the corresponding compensation expense recognized each period. Estimates of performance based awards vesting can also have a significant impact on recognized stock compensation as the likelihood of a performance based award vesting can change from period-to-period with changes in estimates included in current period operations.

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

Warrant Liability

We account for the 685,715 common stock Series A Warrants issued in connection with the October 31, 2013 financing and the 1,329,731 common stock warrants issued in connection with the February 5, 2014 financing in accordance with the guidance contained in ASC 815-40-15-7D, “Contracts in Entity’s Own Equity” whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability because they have non-standard terms as they relate to a fundamental transaction and require a net cash settlement upon a change in control. Accordingly, we classified the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the transaction has been estimated using a Black-Scholes valuation. We also accounted for 69,321 common stock warrants that were issued in connection with our debt financing during the three months and six months ended June 30, 2013, as a liability until we increased our authorized number of shares at the 2013 Annual Meeting of Stockholders and then reclassified the warrants into equity.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09,”Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2013. In addition, the following risk factors have materially changed during the three months ended June 30, 2014:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of the MelaFind® system. Our net income/(loss) for the three and six months ended June 30, 2014 was approximately $627,048 and ($7,421,754), respectively, and as of June 30, 2014, we had an accumulated deficit of approximately $175.5 million. Our expenses will increase in connection with our continued commercialization and development activities related to MelaFind®. Having commenced commercialization in March 2012, we expect to incur additional medical, marketing and sales expenses in the near future and to incur additional contract manufacturing and inventory expenses in the future which will require additional funding. Furthermore, having recently commenced a refocused marketing strategy focusing on key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma, we expect to incur additional expenses continuing to transition our operations and implementing our refocused marketing strategy. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future and cannot determine at this time when we will generate any significant revenues. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization of MelaFind® or other products without additional funding

As of June 30, 2014, the Company had approximately $4.2 million in cash and cash equivalents and cash used in operations for the six months ended June 30, 2014 was approximately $11.0 million. Our total liabilities at June 30, 2014 were approximately $5.3 million. In July 2014, The Company raised additional net proceeds of approximately $14 million through the issuance of 4% senior secured convertible debentures due July 2019. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. We expect to incur significant losses for the foreseeable future and may not achieve operating profits or positive cash flows from operations. The Company’s ability to fund its operations is not assured and will be impacted by market acceptance of the MelaFind® system and the related growth in revenues, cost cutting measures that are in place currently or may be put into place in the future and our ability to raise capital. We anticipate that long-term we will need to raise substantial funds to broaden the commercialization and awareness of the MelaFind® system, including implementing our refocused marketing strategy focusing on the key institutions, opinion leaders and dermatologists who treat many of the patients at high risk for melanoma. The timing and amount of any additional funding the Company may require will be affected by the commercial success of its MelaFind® product. For example, the funding, if available, could be in the form of either additional equity, equity-linked or debt financing. There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet the Company’s needs in the long term. Any additional funding that we may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that we are unable to achieve profitable operations and/or raise additional funds, we would need to further reduce current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

(a)	Effective August 11, 2014, Robert Coradini and Tony Dimun resigned as directors of Mela Sciences, Inc. These director resignations were not the result of a disagreement regarding the Company’s operations, policies or practices.

(b)	Not applicable

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Robert W. Cook
Robert W. Cook
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2014

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