Form 10-Q
period 2014-09-30
MELA SCIENCES, INC. /NY
filed 2014-11-14
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014: 6,037,232 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.

MELA SCIENCES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$14,466,227	$3,782,881
Accounts receivable (net of allowance of $43,080 and $46,130 as of September 30, 2014 and December 31, 2013, respectively)	85,230	57,151
Inventory (net of reserves of $1,401,333 as of September 30, 2014 and $325,000 as of December 31, 2013, respectively)	5,363,787	5,631,205
Prepaid expenses and other current assets	617,185	879,698

Total Current Assets	20,532,429	10,350,935
Property and equipment, net	2,713,083	3,690,784
Patents and trademarks, net	37,988	41,795
Deferred financing costs	981,950	—
Other assets	48,000	48,000

Total Assets	$24,313,450	$14,131,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (includes related parties of $70,711 and $32,902 as of September 30, 2014 and December 31, 2013, respectively)	$1,271,877	$1,478,995
Accrued expenses (includes related parties of $0 and $48,000 as of September 30, 2014 and December 31, 2013, respectively)	1,010,666	844,131
Deferred placement revenue	85,278	243,605
Warrant liability	1,451,121	3,017,142
Other current liabilities	134,072	67,934

Total Current Liabilities	3,953,014	5,651,807

Long-Term Liabilities:
Deferred placement revenue	13,725	63,754
Deferred rent	90,093	120,120
Senior secured convertible debentures, (net of discount of $9,967,564 and $0 as of September 30, 2014 and December 31, 2013, respectively)	5,032,441	—

Total Long-Term Liabilities	5,136,259	183,874

Total Liabilities	9,089,273	5,835,681

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred stock - $0.10 par value; authorized 10,000,000 shares: issued and outstanding: 12,300 at September 30, 2014 and 0 at December 31, 2013, respectively	1,230	—
Common stock - $0.001 par value; authorized 50,000,000 shares: issued and outstanding 5,217,742 shares at September 30, 2014 and 4,750,160 at December 31, 2013, respectively	5,218	4,750
Additional paid-in capital	193,007,017	176,438,961
Accumulated deficit	(177,789,288)	(168,147,878)

Total Stockholders’ Equity	15,224,177	8,295,833

Total Liabilities and Stockholders’ Equity	$24,313,450	$14,131,514

*	Derived from the audited balance sheet as of December 31, 2013

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues	$217,902	$107,707	$540,695	$396,206
Cost of revenue	1,559,502	1,976,501	3,755,086	4,438,211

Gross Profit	(1,341,600)	(1,868,794)	(3,214,391)	(4,042,005)

Operating expenses:
Research and development	344,525	856,764	1,422,997	3,241,727
Selling, general and administrative	2,314,712	3,480,689	8,353,793	12,440,457

Total operating expenses	2,659,237	4,337,453	9,776,790	15,682,184

Operating Loss	(4,000,837)	(6,206,247)	(12,991,181)	(19,724,189)

Other income (expenses):
Interest income	3,874	2,508	5,180	7,323
Interest expense	(530,542)	(222,758)	(532,899)	(563,143)
Change in fair value of warrant liability	2,108,106	—	7,150,886	(89,859)
Write-off of unamortized loan costs	—	(983,330)	—	(983,330)
Gain on sale of fixed assets	11,000	—	15,740	—
Registration rights liquidated damages	—	—	(3,419,698)	—
Other income, net	120,537	5,400	130,562	15,400

Total Other Income/(Loss)	1,712,975	(1,198,180)	3,349,771	(1,613,609)

Net Loss	$(2,287,862)	$(7,404,427)	$(9,641,410)	$(21,337,798)

Basic net loss per common share	$(0.44)	$(1.72)	$(1.89)	$(5.10)

Diluted net loss per common share	$(0.44)	$(1.72)	$(1.89)	$(5.10)

Basic weighted average number of common shares outstanding	5,216,290	4,312,118	5,108,418	4,182,814

Diluted weighted average number of common shares outstanding	5,216,290	4,312,118	5,108,418	4,182,814

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,641,410)	$(21,337,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of unamortized loan costs	—	983,330
Depreciation and amortization	1,370,802	1,790,037
Impairment of long-lived assets	—	1,010,712
Bad debt expense	700	52,097
Write-off of unamortized financing costs	—	41,166
Stock-based compensation	447,295	1,256,754
Amortization of deferred financing costs	37,689	163,569
Inventory reserves	1,076,333	325,000
Change in fair value of warrant liability	(7,150,886)	89,859
Amortization of debt discount	385,359	—
Gain on sale of fixed assets	(15,740)	—
Changes in operating assets and liabilities:
Accounts receivable	(28,779)	76,944
Inventory	(1,362,391)	79,014
Melafind® systems sold	162,922	—
Prepaid expenses and other current assets	262,513	300,528
Other assets	—	4,000
Accounts payable and accrued expenses	(40,583)	(503,345)
Other current liabilities	66,138	17,017
Deferred revenue	(208,356)	69,364
Deferred rent	(30,027)	(17,739)
Long-term interest payable	—	86,042

Net cash used in operating activities	(14,668,421)	(15,513,449)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,865,358)
Proceeds from the sale of fixed assets	17,000	—

Net cash provided by (used in) investing activities	17,000	(4,865,358)

Cash flows from financing activities:
Net proceeds from private placements/public offerings	11,457,831	15,789,873
Proceeds from long-term debt	15,000,005	6,000,000
Expenses related to borrowings and issuance of warrant	(1,123,069)	(245,358)
Repayment of long-term debt	—	(6,425,000)
Proceeds from exercise of stock options	—	18,059

Net cash provided by financing activities	25,334,767	15,137,574

Net increase/(decrease) in cash and cash equivalents	10,683,346	(5,241,233)
Cash and cash equivalents at beginning of period	3,782,881	7,861,524

Cash and cash equivalents at end of period	$14,466,227	$2,620,291

Non-cash investing and financing activity:
Reclassification of warrant liability to stockholders’ equity	$—	$652,442
Recognition of debt discount on long-term debt	$5,787,573	$—
Recognition of beneficial conversion feature on long-term debt	$4,565,350	$—
Exchange of series A convertible preferred stock for series B convertible preferred stock	$12,300,000	$—

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

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full year.

The Company is a medical technology company dedicated to designing and developing innovative software-driven technology for the clinical early detection and prevention of skin cancer. The Company is primarily focused on the commercialization of its flagship product, the MelaFind® system, and the further design and development of MelaFind® and its technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. It features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been “trained” and blind tested on the Company’s proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

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

In July 2014, MELA announced that it took the first step in the process of obtaining insurance reimbursement for its Multi-Spectral Digital Skin Lesion Analysis (“MSDSLA”) procedure that is performed by dermatologists utilizing the MelaFind® system as an aid in the detection of melanoma. The Company submitted an application for a Current Procedural Terminology (“CPT®”) code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). Currently, there is no CPT® code available for the MelaFind® process. The Company plans to commence efforts to obtain reimbursement from private insurers during the CMS’ coverage determination process. Coverage could become available as early as January 2016.

MELA has experienced recurring losses and negative cash flow from operations and management expects these conditions to continue for the foreseeable future. As a result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to operate and to meet its obligations in the ordinary course of business. In February 2014, the Company raised net proceeds of approximately $11.5 million from the sale of Series A convertible preferred stock and warrants to purchase common stock to strengthen the Company’s financial position (see Footnote 11 “STOCKHOLDERS’ EQUITY”). In July 2014, the Company issued Series B convertible preferred stock, senior secured convertible debt and warrants (see Footnote 9 “DEBT”). The Company raised an additional $13.8 million in net proceeds from this offering. The proceeds from the sale of the Series B convertible preferred stock were used to redeem all outstanding shares of Series A convertible preferred stock.

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to the development and marketing of the MelaFind® system and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. As a result, MELA has an accumulated deficit of $177,789,288 as of September 30, 2014. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Even if the Company succeeds in commercializing the MelaFind® system it may never become profitable. The Company expects to continue to incur significant losses over the next several years.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to inventory reserves, stock-based compensation arrangements, and the warrant liability. Actual results could differ from these estimates. Estimates of future operating results are based upon numerous factors including past experience, known information and subjective estimates and assumptions. Actual future operating results could be materially different from management’s estimates and unforeseen events could adversely affect management’s estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

4. INVENTORY

Inventories currently consist of MelaFind® systems, work in process components and other finished products and accessories that are stated at the lower of cost or market value. Inventory accessories are purchased items to be sold for use in the operation of the MelaFind® systems. The Company maintains a reserve for specific inventory items that are no longer being used in the devices.

During the quarter ended September 30, 2014, the Company replaced the Hand-held Imager’s “Field Phantom” imaging test with the “Flap Shutter” imaging test. The new Flap Shutter test utilizes an internal imaging target within each Hand-held Imager. This new test process eliminates the need for the external Field Phantom imaging test fixture; thereby reducing manufacturing material costs, test labor and cycle time. Additionally, an improvement to the Hand-held Imager’s overall reliability is anticipated by eliminating human error associated with the previous Field Phantom imaging test process. As a result, the Phantom Fixture has become obsolete and an additional $537,774 was added to the reserve for obsolete inventory.

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based model to a sales-based model. In accordance with this new sales model, the Company reclassified $5,401,866 of MelaFind® systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent systems available for sale.

During the second quarter of 2014, the Company deferred repairs of certain of its MelaFind system units that it determined were unlikely to be sold during the next several periods. The Company estimated the cost to restore its system units to sellable condition and created a repair reserve amounting to $538,559 at September 30, 2014.

On August 6, 2014, the Company and Askion GmbH entered into an “Amended and Restated Askion Production Agreement.” This agreement is a mutual settlement and release agreement of two prior unfulfilled purchase orders. The settlement amount of $1,142,512 was used for inventory purchases which consist primarily of Hand-held Imager assemblies.

Inventory consists of the following:

	September 30,	December 31,
	2014	2013
MelaFind® Systems	$4,240,506	$4,858,088
Hand-held Imager assemblies	1,142,512	—
Components	858,377	543,778
Mela record cards	326,660	327,900
Accessories	197,065	226,439

	6,765,120	5,956,205
Reserve for obsolete inventory	(862,774)	(325,000)
Reserve for inventory repairs	(538,559)	—

	$5,363,787	$5,631,205

5. PROPERTY AND EQUIPMENT, NET

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

In December 2013, the Company changed its business model for the MelaFind® system from a rental-based to a sales-based model. In accordance with this new sales model, the Company reclassified $5,401,866 of MelaFind® systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent systems available for sale. Systems that have been leased under the rental-based model remain in property and equipment.

During the nine months ended September 30, 2014, the Company reclassified $725,598 of accumulated depreciation related to MelaFind system components that were previously leased and are now available for sale that were included in inventory at December 31, 2013.

Property and equipment, at cost, consists of the following:

	September 30,	December 31,	Estimated
	2014	2013	Useful Life
Leasehold improvements	$905,888	$905,888	Lease Term
Laboratory and research equipment	1,083,661	1,083,661	3-5 years
Office furniture and equipment	1,969,454	2,022,833	3-5 years
MelaFind® Systems	4,031,190	5,081,816

	7,990,193	9,094,198
Accumulated depreciation and amortization	(5,277,110)	(5,403,414)

	$2,713,083	$3,690,784

Depreciation expense for the three and nine months ended September 30, 2014 was $487,998 and $1,366,995, respectively, and for the three and nine months ended September 30, 2013 was $681,759 and $1,785,793, respectively.

6. NET LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents outstanding as of September 30, 2014 and September 30, 2013 consist of common stock equivalents of convertible preferred stock, senior secured convertible debentures, common stock purchase warrants and common stock options, which are summarized as follows:

	September 30,
	2014	2013
Common stock equivalents of convertible preferred stock	4,795,321	—
Common stock equivalents of convertible debentures	5,847,955	—
Common stock purchase warrants	13,078,920	89,321
Common stock options	320,349	255,635

Total	24,042,545	344,956

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

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

September 30,
	2014	2013
Expected life	6.5 years	5.5-6.5 years
Expected volatility	75.51-73.87%	71.71%-76.83%
Risk-free interest rate	2.14-2.45%	.71-2.04%
Dividend yield	—	—

Stock-based compensation expense for the three and nine months ended September 30, 2014 was $115,180 and $447,295, respectively, and for the three and nine months ended September 30, 2013 was $159,621 and $1,256,754, respectively.

9. DEBT

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”) with entities affiliated with institutional investors (the “Investors”) providing for the issuance of (i) 12,300 shares of Series B convertible preferred stock, par value $0.10 and a stated value of $1,000 per share (the “Series B Preferred Stock”), (ii) Senior Secured Convertible Debentures in the aggregate principal amount of $15,000,005, due, subject to the terms therein, in July 2019 (the “Debentures”), (iii) warrants (the “July 2014 Series A Warrants”) to purchase up to an aggregate of 6,198,832 shares of common stock, $0.001 par value per share (the “Common Stock”), at an exercise price of $2.45 per share expiring in July 2019 issued to the investors in the Debentures, and (iv) warrants (the “July 2014 Series B Warrants”) to purchase up to an aggregate of 4,795,321 shares of Common Stock at an exercise price of $2.45 per share expiring in January 2016 issued to investors in the Series B Preferred Stock (the “Offering”). The Offering closed on July 24, 2014. Proceeds from the Debentures will be used for general working capital purposes.

The Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of Common Stock. The Debentures are convertible at any time into an aggregate of 5,847,955 shares of Common Stock at an initial conversion price of $2.565 per share (which represents a price above the closing bid price of the Common Stock on July 18, 2014, the trading day immediately prior to the entry into the Purchase Agreement). The Company’s obligations under the Debentures are secured by a first priority lien on all of the Company’s intellectual property pursuant to the terms of a security agreement (“Security Agreement”) dated July 21, 2014 among the Company and the investors. The Preferred Stock is only entitled to dividends in the event that dividends are paid on the Common Stock, and the Preferred Stock will not have any preferences over the Common Stock, including liquidation rights. The warrants are also subject to certain ownership limitations and are immediately exercisable.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).

For financial reporting purposes, the $15,000,005 funded by the Investors on July 21, 2014 was allocated first to the fair value of the obligation to issue the Warrants, which totaled $5,296,345, then to the intrinsic value of the beneficial conversion feature on the Debentures of $4,565,350 and then the balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491,228, resulting in an initial carrying value of the Debentures of $4,647,082. The initial debt discount on the Debentures totaled $10,352,923 and will be amortized over the five year life of the Debentures. The Company used a Level 3 fair value measurement to determine fair value of the warrant obligations, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. The fair value of the warrant obligation was determined using an option pricing model that used various assumptions including: a stock price of $2.44 per share, volatility of 93.46%, time to maturity of 5.0 years, exercise price of $2.45 per share and a risk free interest rate of return of 1.62%.

On March 15, 2013, the Company executed loan documents with Hercules Technology Growth Capital Inc. (“Hercules”), a venture capital lender, whereby the Company borrowed $6,000,000 (the “Loan”). The Loan accrued interest at a rate of 10.45%. The term of the Loan was 42 months with interest payments only during the first 12 months. On September 10, 2013, the Company elected to prepay the Loan and paid Hercules $6,400,000, including the end of term fee of $425,000, to settle all obligations to Hercules. Hercules agreed to waive the prepayment penalty of $180,000.

Upon executing the loan documents on March 15, 2013, the Company became obligated to issue to the Lender a warrant to purchase shares of the Company’s common stock upon approval by the Company’s stockholders of a proposal to increase the Company’s number of authorized shares of common stock at its 2013 Annual Meeting of Stockholders. The number of shares that could be acquired upon exercise of the warrant and the exercise price per share were not fixed on March 15, 2013, but would be determined when the warrant was issued based on a defined formula using trading prices of the Company’s common stock during certain periods prior to the issuance of the warrant. The Company’s stockholders approved the increase in the number of authorized shares of common stock on April 25, 2013 and on April 26, 2013 the warrant was issued to the Lender. The terms of the warrant were fixed on the date of issuance whereby the Lender received a warrant to purchase 69,321 shares of common stock at an exercise price of approximately $11.20 per share. The warrant expires on April 26, 2018.

For financial reporting purposes, the $6,000,000 funded by the Lender on March 15, 2013 was allocated first to the fair value of the obligation to issue the warrant, which totaled approximately $563,000, and the balance was reduced further by the Lender’s costs and fees, resulting in an initial carrying value of the loan of approximately $5,300,000. The Company used a Level 3 fair value measurement to determine fair value of the warrant obligation, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. During the period from the loan inception date until the warrant obligation was fulfilled and the warrant was issued, the warrant obligation was reflected as a long-term liability at fair value. Changes in the fair value (“mark-to-market adjustments”) of the warrant obligation of $89,859 are included in operating results for the nine months ended September 30, 2013. The fair value of the warrant obligation was determined using the Monte Carlo pricing model that used various assumptions that included: stock prices ranging from $11.60 to $11.80 per share, volatility of 77%, time to maturity of 5 years, exercise prices ranging from $11.50 to $11.60 and a risk free interest rate of return of .84%. Under the Monte Carlo model, a 10% change in the underlying unobservable inputs would not have a significant impact on the fair value.

The value of the warrant obligation combined with the costs resulted in an initial loan discount of approximately $727,000. The terms of the Loan required us to pay the Lender a fee of $425,000 at the maturity of the Loan. The loan discount and the fee were being amortized as additional interest expense over the life of the loan using the interest method. As discussed above, prior to the terms of the warrant being fixed on April 26, 2013, the warrant obligation fell within the scope of Accounting Standards Codification 815 “Derivatives and Hedging” (“ASC 815”) and therefore the warrant obligation was accounted for as a derivative reflected as a long-term liability until the warrant was issued on April 26, 2013. The terms of the warrant upon issuance no longer required derivative accounting under ASC 815 and therefore the fair value of the warrant was classified within stockholders’ equity.

As the result of the Company electing to prepay the loan on September 10, 2013, the unamortized loan discount, fee and deferred financing costs that were expensed at that date were $983,330.

10. REVERSE SPLIT OF COMMON STOCK

On July 9, 2014, the Company effected a previously authorized 1-for-10 reverse stock split of its common stock. The reverse split took effect at the start of trading on July 10, 2014 on a 1-for-10 split basis. All prior periods have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock did not change.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

On July 24, 2014, in connection with the Offering (see Note 9 “DEBT”), the Company issued to certain investors 12,300 shares of Series B Convertible Preferred Stock at a price of $1,000 per share convertible into Common Stock at an initial price of $2.565 per share and Series B Warrants to purchase up to an aggregate of 4,795,321 shares of Common Stock at an exercise price of $2.45 per share, expiring in January 2016. The Preferred Stock is convertible into an aggregate of 4,795,321 shares of Common Stock. Holders of the Preferred Stock are entitled to dividends only in the event that dividends are paid on the Common Stock, and the Preferred Stock has no preferences over the Common Stock, including liquidation rights. The Preferred Stock and the July 2014 Series A Warrants are immediately exercisable and are subject to certain ownership limitations.

For financial reporting purposes, the $12,300,000 preferred stock value was allocated first to the fair value of the July 2014 Series B warrants, which totaled $2,486,780, then to the intrinsic value of the beneficial conversion feature of $1,887,364. The amount of the beneficial conversion feature is considered to be a deemed dividend on the date of issuance to the Series B preferred stockholders due to the July 2014 Series B warrants being immediately exercisable. The deemed dividend was accounted for as a movement within additional paid-in capital. The following table represents the net loss attributable to common stockholders after giving effect for the deemed dividend:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net loss	$(2,287,862)	$(9,641,410)
Series B preferred stock beneficial conversion feature	(1,887,364)	(1,887,364)

Net loss attributable to common stockholders	$(4,175,226)	$(11,528,774)

Basic and diluted net loss per common share	$(0.80)	$(2.26)

Basic and diluted weighted average number of commons shares outstanding	5,216,290	5,108,418

Pursuant to the terms of the Purchase Agreement, the Series A Convertible Preferred Stock was redeemed from the proceeds of the Series B Convertible Preferred Stock. In September 2014, the Company amended the registration statement related to the Series A Preferred Stock to deregister those shares that would have been issuable upon conversion of the Series A Preferred Stock had it not already been redeemed by the proceeds of the Series B Preferred Stock.

On February 5, 2014, pursuant to a securities purchase agreement, dated as of January 31, 2014, the Company sold to the Purchasers (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, par value $0.10 and a stated value of $1,000 per share (the “Series A Preferred Stock”), convertible into 1,464,287 shares of common stock at an initial conversion price of $8.40, and (ii) warrants to purchase up to 1,329,731 shares of common stock for net proceeds of $11,457,831. The warrants have an exercise price of $7.40 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative liability and recorded at fair value on the inception date of February 5, 2014. They will be recorded at their respective fair value at each subsequent balance sheet date. The fair value of these warrants on September 30, 2014 was approximately $957,406. The change in fair value of these warrants for the three and nine months ended September 30, 2014 was a benefit of $1,436,107 and $4,627,459, respectively (see footnote 12 “FAIR VALUE OF FINANCIAL INSTRUMENTS”).

In connection with this financing, the Company also granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. The Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3,419,698. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014. Should this registration statement cease to remain effective for more than ten consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period, the Company would be subject to additional liquidated damages of up to approximately $500,000.

On July 21, 2014, the Company entered into the Purchase Agreement and issued, among other things, the Series B Preferred Stock (See Footnote 9 “DEBT”). In connection with the issuance of the Series B Preferred Stock, the Company redeemed all 12,300 shares of Series A Preferred Stock. In September 2014, the Company amended the registration statement related to the Series A Preferred Stock (File No. 333-194649) to deregister those shares that would have been issuable upon conversion of the Series A Preferred Stock.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6,000,000 registered offering of 422,819 shares of the Company’s common stock, fully paid prefunded Series B Warrants to purchase up to 434,325 shares of its common stock and additional warrants (“October 2013 Series A Warrants”) to purchase up to 685,715 shares of its common stock. The October 2013 Series A Warrants are exercisable beginning on May 1, 2014 at a price of $8.50 per share and expire on May 1, 2019. The prefunded Series B Warrants are exercisable immediately for no additional consideration. The offering closed on October 31, 2013.

The holders exercised all of the prefunded Series B warrants in March 2014. There were no warrant exercises in the first nine months of 2013.

The October 2013 Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date of October 31, 2013, and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge in the Statements of Operations. The fair value of these warrants on September 30, 2014 was approximately $493,715. The change in fair value of these warrants for the three and nine months ended September 30, 2014, was a benefit of $671,999 and $2,523,427, respectively (see footnote 12 “FAIR VALUE OF FINANCIAL INSTRUMENTS”).

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

Outstanding common stock warrants consist of the following:

Issue Date	Expiration Date	Total Warrants	Ex. Price
4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	4/30/2019	685,715	$8.50
2/5/2014	2/5/2019	1,329,731	$7.40
7/24/2014	7/24/2019	6,198,832	$2.45
7/24/2014	1/24/2016	4,795,321	$2.45

		13,078,920

During the three months ended September 30, 2014, the number of outstanding shares of the Company’s common stock increased from 5,213,969 to 5,217,742.

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

The warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and therefore are classified as a derivative. These warrants have been recorded at their fair value using an option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Stock Price	$1.72	$6.40
Risk-free Rate (5-year U.S. Treasury Yield)	1.76%	1.75%
Volatility (Annual)	93.46%	93.43%
Time to Maturity (Years)	4.35-4.58	5.33

Derivative warrant liabilities consist of the following:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 1, 2014	$3,017,142
Issuance of warrants in February 2014	5,584,865
Changes in estimated fair value	(7,150,886)

Ending balance at September 30, 2014	$1,451,121

13. SUBSEQUENT EVENTS

In October 2014, 513 shares of Convertible Preferred Stock were converted into 200,000 shares of common stock, and $1,588,992 of Convertible Debentures were converted into 619,490 shares of common stock.

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

Overview

We are a medical technology company dedicated to designing and developing innovative software-driven technology for the clinical early detection and prevention of skin cancer. We primarily focus on the commercialization of our flagship product, the MelaFind® system, and the further design and development of MelaFind® and its technology. The MelaFind® system is an optical diagnostic device that assists dermatologists in the diagnosis of melanoma. It features a hand-held component that uses light of differing wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been “trained” and blind tested on our proprietary database of melanomas and benign lesions. The MelaFind® system then provides images and objective data on the relative disorganization of a lesion’s structure that provides substantial additional perspective to assist physicians in the clinical management decision for atypical pigmented skin lesions, including information useful in the decision whether to biopsy the lesion.

In November 2011, we received written approval from the FDA for the MelaFind® PMA application and in September 2011, we received CE Mark approval. In March 2012, we installed the first commercial MelaFind® systems, and proceeded with the commercial launch of MelaFind®. We are currently conducting a PAS evaluating the sensitivity and false positive rate of physicians after using the MelaFind® system with their performance if MelaFind® was not available.

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

In July 2014, we announced that we took the first step in the process of obtaining insurance reimbursement for our MSDSLA procedure that is performed by dermatologists utilizing the MelaFind® system as an aid in the detection of melanoma. We submitted an application for a CPT® code, which is necessary for Medicare Part B reimbursement by the CMS. Currently, there is no CPT® code available for the MelaFind® process. We plan to commence efforts to obtain reimbursement from private insurers during the CMS’ coverage determination process. Coverage could become available as early as January 2016.

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

During 2014, as part of our marketing efforts to increase awareness of MelaFind and to provide support for our CPT code application and insurance reimbursement, we sponsored four “reader” studies conducted in the U.S. and one in Germany that measured the impact of MelaFind on physician biopsy management and supported the use of MelaFind as a tool to improve the dermatologist’s overall accuracy in finding more melanomas and in reducing the number of benign biopsies. In October 2014, we announced that in the 2013 Outcomes for Cleveland Clinic’s Dermatology & Plastic Surgery Institute report, the use of MelaFind reduced by 61% benign biopsies of the clinically suspicious pigmented lesions in an at-risk population, indicating that MelaFind analysis may prevent overly aggressive biopsy decisions. We believe the reader studies and the Cleveland Clinic report add to the growing body of evidence of MelaFind’s value as an imager and analytical tool for the medical dermatologist in the diagnosis of melanoma.

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

During the third quarter of 2014, we replaced the Hand-held Imager’s “Field Phantom” imaging test with the “Flap Shutter” imaging test. The new Flap Shutter test utilizes an internal imaging target within each Hand-held Imager. This new test process eliminates the need for the external Field Phantom imaging test fixture; thereby reducing manufacturing material costs, test labor and cycle time. Additionally, an improvement to the Hand-held Imager’s overall reliability is anticipated by eliminating human error associated with the previous Field Phantom imaging test process.

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

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of September 30, 2014, we had an accumulated deficit of approximately $177.8 million. We expect to continue to invest in the further development of the MelaFind® system, clinical trials and medical conferences. We anticipate that we will continue to incur net losses for the foreseeable future as the commercial launch of the MelaFind® system continues and as we conduct the PAS.

In February 2014, we sold to two investors for net proceeds of $11.4 million (i) an aggregate of 12,300 shares of Series A Convertible Preferred Stock, convertible into 1.5 million shares of common stock at a conversion price of $8.40, and (ii) warrants to purchase up to 1.3 million shares of the Company’s common stock. These investors have been granted rights of participation in future offerings of our securities for one year. In addition, as a condition of the financing, our directors purchased an aggregate of 20,271 shares of Common Stock, at a price of $7.40 per share, for aggregate gross proceeds of $150,000.

In connection with this financing, we also granted to the Purchasers resale registration rights with respect to the shares of Common Stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. The Series A investors were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of approximately $3.4 million. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014.

In July 2014, we raised additional net proceeds of approximately $13.8 million through the issuance of 4% senior secured convertible debentures due July 2019, Series B convertible preferred stock and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our Common Stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. In connection with the transaction, we also issued 12,300 shares of Series B Preferred Stock, convertible at any time into an aggregate of approximately 4.8 million shares of common stock at a conversion price of $2.565 per share. Proceeds from the sale of the Series B Preferred Stock were used to redeem all of our outstanding Series A Preferred Stock that was issued in February 2014. We also issued warrants to purchase Common Stock at an exercise price of $2.45 per share, with 4.8 million warrants expiring in eighteen months from the date of issuance, and 6.2 million warrants expiring five years from the date of issuance. We entered into a Registration Rights Agreement with the investors pursuant to which we were obligated to file a registration statement to register the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Debentures and upon exercise of the warrants. The registration statement was declared effective in October 2014. In September 2014, we amended the registration statement related to the Series A Preferred Stock to deregister those shares that would have been issuable upon conversion of the Series A Preferred Stock.

We have experienced recurring losses and negative cash flow from operations. These recurring losses raise substantial doubt about our ability to continue as a going concern. We expect these conditions to continue for the foreseeable future. As the result of these factors, we have been and continue to be dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We may need to raise funds in the future to support our sales and marketing of the MelaFind® system, further advances in the MelaFind® technology and to support clinical trials. The timing and amount of any additional funding we may seek will be affected by numerous factors, many of which are not under our control, including market acceptance of the MelaFind® system. There can be no assurance that additional financing will be available in the future at an acceptable cost, or at all.

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenue

Revenue increased 100% to $0.2 million in the three months ended September 30, 2014 compared with $0.1 million in the three months ended September 30, 2013. The increase of $0.1 million is primarily the result of new MelaFind® system sales offset by a decrease in placement and usage fees from prior quarter due to the change in our business model from a lease-based model to a sales-based model.

Cost of Revenue

Costs of revenue decreased to approximately $1.6 million in the three months ended September 30, 2014, compared with $2.0 million in the three months ended September 30, 2013. This decrease of $0.4 million or 20% is primarily due to an impairment charge of approximately $1.0 million taken in the third quarter of 2013, offset by an increase in the reserve for obsolete inventory of approximately $0.5 million in the third quarter of 2014 resulting from an improvement in the Hand-hand Imager that rendered the Field Phantom imaging test fixture obsolete. Cost of revenue during the quarter also consisted of the cost of sold MelaFind® systems, warranty reserves, repairs of system components, cost of consumables, technical support costs and depreciation expense of the existing MelaFind® systems leased to customers.

Research and Development Expense

Research and development (“R&D”) expenses decreased to $0.3 million in the three months ended September 30, 2014 compared with $0.9 million in the three months ended September 30, 2013. The decrease of $0.6 million or approximately 67% is the result of salary and headcount reductions and a reduction in product improvement expenses. Ongoing R&D efforts are for product enhancements and are expected to trend upward over the next several quarters. In August 2014, we announced a collaboration with Columbia University to explore potential next generation Melafind enhancements to the system’s range and use.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) decreased to $2.3 million in the three months ended September 30, 2014 from $3.5 million in the three months ended September 30, 2013. The decrease of $1.2 million or 34% is the result of salary and headcount decreases, a reduction in stock-based compensation expense and further cost reduction initiatives. We plan to institute further actions that may further reduce our quarterly levels of SG&A expense.

Interest Expense

Interest expense for the three months ended September 30, 2014 is $0.5 million compared with $0.2 million in the three months ended September 30, 2013 and currently represents interest expense on the 4% Senior Convertible Debentures issued in July 2014 and the amortization of the related debt discount compared with the interest and other expenses related to the loan from Hercules Technology entered into in March 2013 and paid in full on September 10, 2013 (See Footnote 9 “DEBT”).

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability is a benefit of $2.1 million for the three months ended September 30, 2014. There was no warrant liability recorded for the three months ended September 30, 2013. The current benefit is directly related to the reduction in the Company’s stock price for the period.

Other Income

Other income for the three month periods ended September 30, 2014 and 2013 was $0.1 million and $5,000, respectively, and is royalty income we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product. During the three months ended September 30, 2014, we received back royalty payments on actual unit sales compared with the minimum royalty payment of $5,000 per quarter we recorded in 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenue

Revenue increased to $0.5 million in the nine months ended September 30, 2014 compared with $0.4 million in the nine months ended September 30, 2013. The increase of $0.1 million is the direct result of our change in business strategy from a lease-based model to a sales-based model, which resulted in MelaFind® system sales for the nine months ended September 30, 2014 of $0.3 million offset by a decrease in deferred placement revenue and lower usage revenue as compared to the nine months ended September 30, 2013.

Cost of Revenue

Costs of revenue decreased to $3.8 million in the nine months ended September 30, 2014, compared with $4.4 million in the nine months ended September 30, 2013. This decrease of $0.6 million is primarily due to an impairment charge of approximately $1.0 million taken in 2013, offset by an increase in the reserve for obsolete inventory of approximately $0.5 million recorded in 2014 due to an improvement in the Hand-hand Imager that rendered the Field Phantom imaging test fixture obsolete. Additional decreases in cost were due to salary and headcount reductions in the nine months ended September 30, 2014 compared with prior period. Cost of revenue during the quarter also consisted of the cost of sold MelaFind® systems, warranty reserves, repairs of system components, cost of consumables, technical support costs and depreciation expense of the MelaFind® systems leased to customers.

Research and Development Expense

R&D expenses decreased to $1.4 million in the nine months ended September 30, 2014 compared with $3.2 million in the nine months ended September 30, 2013. The decrease of $1.8 million is the result of salary and headcount reductions and a reduction in product improvement expenses. Ongoing R&D efforts are for MelaFind product enhancements.

Selling, General and Administrative Expense

SG&A decreased to $8.4 million in the nine months ended September 30, 2014 from $12.4 million in the nine months ended September 30, 2013. The decrease of $4.0 million or 32% is the result of salary and headcount decreases, a reduction in stock-based compensation expense and further cost reduction initiatives company wide. We plan to institute further actions during 2014 that may further reduce our quarterly levels of SG&A expense.

Interest Income

Interest income decreased to $5,000 for the nine months ended September 30, 2014 from approximately $7,000 in the nine months ended September 30, 2013. The decrease is primarily the result of smaller cash balances available to invest during 2014.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $0.5 million compared with $0.6 million in the nine months ended September 30, 2013 and currently represents interest expense on the 4% Senior Convertible Debentures issued in July 2014 and the amortization of the related debt discount compared with the interest and other expenses related to the loan from Hercules Technology entered into in March 2013 and paid in full on September 10, 2013 (See Footnote 9 “DEBT”).

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability is a benefit of $7.2 million for the nine months ended September 30, 2014 from an expense of $0.1 million for the nine months ended September 30, 2013. The benefit in each period resulted primarily from a decrease in our stock price.

Registration Rights Liquidated Damages

In connection with the February 2014 financing (see above), we granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. In addition to the registration rights, the Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. We were unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3.4 million.

Other Income

Other income for the nine month periods ended September 30, 2014 and 2013 was $0.1 million and $15,000, respectively, and consists of royalty income we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product. During 2014, we received back royalty payments on actual unit sales compared with the minimum royalty payment of $20,000 we recorded in 2013.

Summary of Cash Flow Activities

Our cash and cash equivalents at September 30, 2014 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $14.7 million for the nine months ended September 30, 2014. For the corresponding period in 2013, net cash used in operations was approximately $15.5 million. In both periods, cash used in operations was attributable to net losses after an adjustment for non-cash charges, principally related to the change in fair value of warrant liability, inventory reserves, depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities. Net cash used in operations for the period ended September 30, 2014 includes $3.4 million in liquidating damages that were paid to the Purchasers in our February 2014 financing.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014, $17,000 was provided by sales of our fixed assets, and for the nine months ended September 30, 2013, $4.9 million of net cash was used in our investing activities for the purchase of fixed assets, which consist mainly of the MelaFind® systems.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014, approximately $25.3 million was provided by our financing activities representing the net proceeds of $11.5 million from our February 2014 financing and approximately $13.8 million in net proceeds from issuance of Senior Secured Debentures in July 2014. For the nine months ended September 30, 2013, approximately $15.8 million was provided by the net proceeds from our public offering offset by approximately $0.6 million in charges associated with borrowing and early repayment of debt.

Because of the numerous risks and uncertainties associated with the commercialization of medical devices such as MelaFind®, our future development plans, and the costs of operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including medical, marketing and sales expenses, contract manufacturing and inventory expenses and support of the current domestic direct sales force and conducting activities in Germany;

•	the cost of transitioning our operations and implementing a refocused marketing strategy;

•	sales of MelaFind® units which will depend upon reimbursement amounts physicians are able to obtain from Medicare and third party payers;

•	the costs of maintaining regulatory approval;

•	the success of our research and development efforts in product development and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies, including the PAS;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years
Operating leases	$1,075,221	$477,876	$597,345

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

During 2013 and the first nine months of 2014, under the old leased-based method, we generated revenue from usage based on the number of patient sessions and lesions examined. Electronic record cards activate the MelaFind® system, capture data and store the data. Additionally, we typically charged an initial installation fee for each MelaFind® system which covered training, delivery, initial supplies, maintenance and the right to use the MelaFind® system. In accordance with the accounting guidance regarding multiple-element arrangements, we allocated total contract consideration to each element based upon the relative standalone selling prices of each element, and recognized the associated revenue for each element as delivery occurred or over the related service period, generally expected to be two years. Revenues associated with undelivered elements were deferred until delivery occurred or services are rendered. The significant judgments we made related to allocation of the contract consideration to each element whereby changes in the standalone selling price could impact the amount of revenue recognized in a specific period and estimates of uncollectible accounts receivables.

In December 2013, we changed our business model from a leased-based model to a sales-based model for the MelaFind® system. Therefore, we will recognize revenues for product sales when title and risk of loss transfers to customers, which is after installation and training, and when reliable estimates of sales allowances and warranties can be made and collectability is reasonably assured. We will regularly review the information related to these estimates and adjust the reserves accordingly.

Stock-Based Compensation

We record compensation expense associated with stock options, restricted stock awards and other forms of equity compensation in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. The fair value of an equity award is determined at the date of grant using the Black-Scholes Model and the fair value of the equity award is expensed over the service period. The most significant inputs used to value an equity award include current stock price, the amount the employee must pay to acquire the equity award, volatility rate, interest rate and estimated term. For equity awards that vest upon achieving a defined milestone, the underlying compensation charge is recorded, when it is probable that the milestone will be achieved. It is then amortized over the estimated period to satisfy vesting requirements. The probability of vesting is updated at each reporting period and compensation is adjusted accordingly. The significant judgments relate to the assumptions used in the valuation model to determine the fair value of the equity instrument including the volatility rate, term and interest rate. Any increases (decreases) in the volatility rate, the term or the interest rate would increase (decrease) the value of the equity instrument and the corresponding compensation expense recognized each period. Estimates of performance based awards vesting can also have a significant impact on recognized stock compensation as the likelihood of a performance based award vesting can change from period-to-period with changes in estimates included in current period operations.

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

Warrant Liability

We account for the 685,715 common stock warrants issued in connection with the October 31, 2013 financing and the 1,329,731 common stock warrants issued in connection with the February 5, 2014 financing in accordance with the guidance contained in ASC 815-40-15-7D, “Contracts in Entity’s Own Equity”. Under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability because they have non-standard terms in relation to a fundamental transaction and require a net cash settlement upon a change in control. Accordingly, we classified the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expiration, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the transaction has been estimated using an option pricing model. We also accounted for 69,321 common stock warrants that were issued in connection with our debt financing during the nine months ended September 30, 2013, as a liability until we increased our authorized number of shares at the 2013 Annual Meeting of Stockholders and then reclassified those warrants into equity.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact the adoption of this guidance will have on our results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form l0-Q, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, (i) the first two following risk factors have materially changed during the nine months ended September 30, 2014 and replace and supersede the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and (ii) the last two following risk factors are hereby added:

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of the MelaFind® system. Our net loss for the three and nine months ended September 30, 2014 was approximately $2.3 million and $9.6 million, respectively, and as of September 30, 2014, we had an accumulated deficit of approximately $177.8 million. Our expenses will increase in connection with our continued commercialization and development activities related to MelaFind®. We expect to incur additional medical, marketing and sales expenses in the near future and to incur additional contract manufacturing and inventory expenses in the future which will require additional funding. We expect to incur additional expenses continuing to transition our operations and implementing our refocused marketing strategy. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future and cannot determine at this time when we will generate any significant revenues if at all. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization of MelaFind® or other products without additional funding

As of September 30, 2014, we had approximately $14.5 million in cash and cash equivalents and cash used in operations for the nine months ended September 30, 2014 was approximately $14.7 million. Our total liabilities at September 30, 2014 were approximately $9.1 million. In July 2014, we raised additional net proceeds of approximately $13.8 million through the issuance of 4% senior secured convertible debentures due July 2019. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. We expect to incur significant losses for the foreseeable future and may not achieve operating profits or positive cash flows from operations. Our ability to fund its operations is not assured and will be impacted by market acceptance of the MelaFind® system and the related growth in revenues, cost cutting measures that are in place currently or may be put into place in the future and our ability to raise capital in the future. We anticipate that long term, we will need to raise substantial funds to broaden the commercialization and awareness of the MelaFind® system. The timing and amount of any additional funding we may require will be affected by the commercial success of our MelaFind® product. For example, the funding, if available, could be in the form of either additional equity, equity-linked or debt financing. There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Any additional funding that we may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that we are unable to achieve profitable operations and/or raise additional funds, we would need to further reduce current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

Risks Relating to the July 2014 Private Placement Transaction

The Debentures contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

The Debentures contain certain covenants and representations limiting our ability to incur additional indebtedness, other than specified permitted indebtedness, and from entering into or creating any liens on our assets, other than certain permitted liens. These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, future debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Our failure to avoid events of default as defined in the Debentures could require us to redeem such Debentures at a premium.

The Debentures provide that, upon the occurrence of an “Event of Default,” the interest rate on the Debentures increases to 12%. Events of Default under the Debentures include, among other things: (1) suspension or removal from the NASDAQ Capital Market or other permissible trading market for specified time periods; (2) failure to pay principal, interest, late charges and other amounts due under the Debentures; (3) certain events of bankruptcy or insolvency of our company; and (4) failure to make payment with respect to any indebtedness in excess of $150,000 to any third party, or the occurrence of a default or event of default under certain agreements binding our company.

Our ability to avoid such Events of Default may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to experience an Event of Default and the holders elected to have us redeem their Debentures, we may not have sufficient resources to do so, and we may have to seek additional debt or equity financing to cover the costs of redeeming the Debentures. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We previously reported sales of unregistered equity securities in our Form 8-K current report we filed with the SEC on July 23, 2014.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

(a)	Not applicable

(b)	Not applicable

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-189118), as filed on June 5, 2013).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 10, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on February 3, 2014).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

4.1	Form of Series A/B Warrant to purchase common stock issued to July 2014 Investors and Placement (Incorporated by reference to Exhibit 4.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014)

4.2	Form of Senior Secured Convertible Debenture issued to Purchasers (Incorporated by reference to Exhibit 4.2 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

10.1#	Securities Purchase Agreement by and among the Company and the Purchasers (as defined therein), dated July 21, 2014.

10.2#	Registration Rights Agreement by and among the Company and the Purchasers (as defined therein), dated July 21, 2014.

10.3#	Security Agreement by and among the Company, the Guarantors (as defined therein) and the investors, dated July 21, 2014.

10.4	Engagement Letter Agreement by and between the Company and H.C. Wainwright & Co. LLC, dated June 13, 2014 (Incorporated by reference to Exhibit 10.4 contained in our Registration Statement on Form S-3 (File No. 333-198249), filed on August 19, 2014).

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Robert W. Cook
Robert W. Cook
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).

3.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-189118), as filed on June 5, 2013).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 10, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on February 3, 2014).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

4.1	Form of Series A/B Warrant to purchase common stock issued to July 2014 Investors and Placement (Incorporated by reference to Exhibit 4.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014)

4.2	Form of Senior Secured Convertible Debenture issued to Purchasers (Incorporated by reference to Exhibit 4.2 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

10.1	Securities Purchase Agreement by and among the Company and the Purchasers (as defined therein), dated July 21, 2014.

10.2	Registration Rights Agreement by and among the Company and the Purchasers (as defined therein), dated July 21, 2014.

10.3	Security Agreement by and among the Company, the Guarantors (as defined therein) and the investors, dated July 21, 2014.

10.4	Engagement Letter Agreement by and between the Company and H.C. Wainwright & Co. LLC, dated June 13, 2014 (Incorporated by reference to Exhibit 10.4 contained in our Registration Statement on Form S-3 (File No. 333-198249), filed on August 19, 2014).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File