Form 10-K/A
period 2014-12-31
MELA SCIENCES, INC. /NY
filed 2015-04-28
CIK 1051514

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Management and Board of Directors

Our executive officers and directors, their ages and positions as of April 20, 2015 are as follows:

Name	Age	Position
Michael R. Stewart	57	President, Chief Executive Officer and Director
Robert W. Cook	59	Chief Financial Officer, Secretary and Treasurer
Jeffrey F. O’Donnell, Sr.	55	Chairman of the Board of Directors
David K. Stone	58	Director
Kathryn Swintek	62	Director
LuAnn Via	61	Director
Samuel E. Navarro	59	Director

Executive Officers

Michael R. Stewart  became the Company’s President and Chief Executive Officer on December 15,  2014 and has been a member of the Company’s board of directors since August 5, 2014. Mr. Stewart had most recently been Executive Vice President and Chief Operating Officer of PhotoMedex, a NASDAQ-traded global medical device and skin health company. Mr. Stewart previously served as president, chief executive officer and board member of Surgical Laser Technologies, Inc. from 1999 until its sale in 2002 to PhotoMedex. Post-acquisition and during his continuing tenure with PhotoMedex, Mr. Stewart led the domestic and international sales organizations, marketing, product development and engineering, manufacturing and service operations. He successfully developed and executed a reimbursement strategy for the company’s flagship dermatology product that resulted in the issuance of new Current Procedural Terminology (CPT) codes and reimbursement by the Centers for Medicare and Medicaid Services (CMS) and coverage policies with virtually all major insurance companies. We believe Mr. Stewart’s qualifications to serve on the Board of Directors include his extensive experience in the healthcare industry, his corporate background and his past experience as a senior executive and chief executive officer of public companies in our industry.

Robert W. Cook was appointed to serve as our Chief Financial Officer, Secretary and Treasurer, effective April 14, 2014. Mr. Cook had most recently been Senior Vice President and Chief Financial Officer of Immune Pharmaceuticals, Inc. From August 2012 until its merger with Immune Pharmaceuticals in August 2013, Mr. Cook was President and Chief Executive Officer of EpiCept Corporation, a publicly-traded company. From 2004 to 2012, Mr. Cook was Senior Vice President and Chief Financial Officer at EpiCept Corporation, where he was responsible for finance and accounting, SEC reporting, treasury, and budget, as well as IR/PR, information technology, facilities, human resources and corporate administration. From 1998 to 2004, Mr. Cook served as Executive Vice President and Chief Financial Officer of Pharmos Corporation, a NASDAQ-traded biopharmaceutical company. From 1995 to 1997, Mr. Cook served as a Vice President in the Healthcare Group at General Electric Capital Commercial Finance, focused on emerging life science companies. Mr. Cook began his career in financial services at The Chase Manhattan Bank, N.A.

Board of Directors

Jeffrey F. O’Donnell, Sr. was appointed to serve on our Board of Directors in January 2014 and appointed as Chairman of the Board of Directors in March 2014. Mr. O’Donnell is currently President and Chief Executive Officer of Trice Medical, a private diagnostics company focused on micro invasive technologies. In 2008, Mr. O’Donnell started Embrella Cardiovascular, Inc., a medical device startup company. In July 2009, Mr. O’Donnell was named President and Chief Executive Officer of the company, which was later sold to Edwards Lifesciences Corporation in March 2011. From 1999 through 2009, Mr. O’Donnell served as President, Chief Executive Officer and a Director of PhotoMedex, Inc., a public medical device company listed on the Nasdaq Stock Market. From 1995 through 2000, Mr. O’Donnell was at Cardiovascular Dynamics, Inc., a company focused in interventional cardiology, where he served in a number of senior executive positions, including President and Chief Operating Officer and Chairman and Chief Executive Officer. Cardiovascular Dynamics became Radiance Medical Systems, which was purchased by Endologix, Inc. in 2000. Mr. O’Donnell remained on the Board of Directors until 2012. Currently, Mr. O’Donnell sits on the Board of Directors of Vertical Capital. We believe Mr. O’Donnell’s qualifications to serve on our Board of Directors include his extensive experience in the healthcare industry; his traditional corporate background with emerging growth company experience; and his past experience as a president, chief executive officer or director of six other companies.

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

Kathryn Swintek has served as a member of our Board of Directors since April 2013. Since August 2010, Ms. Swintek has been a Managing Partner and member of the Investment Committee of Golden Seeds Fund 2, and Managing Director of Golden Seeds LLC, an angel investment forum backing women owned or managed early stage and growth companies. Prior to Golden Seeds, Ms. Swintek was a senior executive at BNP Paribas from November 1989 to April 2008, where she most recently served as Managing Director and Global Co-Head of its London-based Financial Sponsors Coverage Group. From 1974 to 1989, Ms. Swintek was a senior executive with Irving Trust Company (now known as BNY Mellon), where she was a Sr. Vice President and held positions in risk management and acquisition finance, and managed business relationships for the International Division in North Africa and the Near East, as well as in France, where she served as Representative while residing in Paris. Ms. Swintek is a former Chair of the Governing Board and the Executive Committee of The Committee of 200, a business women’s leadership organization, which she joined in 2003. She serves on the Board of Directors of Bergen Medical Products, Inc., Turtle & Hughes, Inc., and Open Road Integrated Media, Inc. She is also a member of the Women’s Forum, Women Corporate Directors, and Women Business Leaders of the U.S. Health Care Industry Foundation. We believe Ms. Swintek’s qualifications to serve on our Board of Directors include her corporate leadership experience and her wide-ranging experience in international financial services.

LuAnn Via has served as a member of our Board of Directors since April 2012. In November 2012 Ms. Via became President and CEO of Christopher & Banks Corporation, a specialty retailer of women’s clothes; a company operating more than 500 retail stores. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers. Ms. Via is a Board member of Christopher & Banks Corporation and a member of Women Corporate Directors and The Committee of 200, a business women’s leadership group. We believe Ms. Via’s qualifications to serve on our Board of Directors include her extensive experience as a senior executive of a publicly-listed company and experience in retail sales which may assist us in the ongoing commercialization of MelaFind.

Samuel E. Navarro has served as a member of our Board of Directors since March 2014. Since October 2008, Mr. Navarro has been Managing Partner at Gravitas Healthcare, LLC, which provides strategic advisory services to medical technology companies. From September 2005 to October 2008, Mr. Navarro was Managing Director of Cowen & Co. in New York City and head of their Medical Technology Investment Banking initiatives, leading a team of senior people, and was responsible for building the franchise across all product categories, including M&A/Advisory and financing services and products. From 2001 to 2005, Mr. Navarro was at The Galleon Group running the Galleon Healthcare Fund as a Senior Portfolio Manager. He was responsible for all health care investments across all sectors, including pharmaceutical / biopharmaceutical industries, medical technology and hospital supplies, and all areas of healthcare services. From July 1998 to February 2001, Mr. Navarro was Global Head of Healthcare Investment Banking at ING Barings. Mr. Navarro has also served or serves on the boards of Arstasis, MicroTherapeutics, Jomed, Photomedex and Pixelux Entertainment. Mr. Navarro received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Master of Science in Engineering from Stanford University and a Bachelor of Science in Engineering from The University of Texas at Austin. We believe Mr. Navarro’s qualifications to serve on our Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the medical device industry.

Board Composition and Leadership Structure

We separate the roles of Chief Executive Officer (Michael R. Stewart) and Chairman of the Board (Jeffrey F. O’Donnell, Sr.) in recognition of the differences between the two roles. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to our Chief Executive Officer, sets the agenda for Board meetings and presides over meetings of the full Board. A majority of the members of our board of directors are “independent” of us and our management.

The Board of Directors met 13 times during the last fiscal year and acted four times by unanimous written consent. During the last fiscal year, the audit committee met four times, the compensation committee met seven times and acted seven times by unanimous written consent, and the nominating committee (which was reconstituted as the nominating and corporate governance committee in March 2014) met four times. All directors attended at least 75% of the aggregate meetings of the Board of Directors and the committees on which they served that were held during the period in which they were a committee member.

Committees of the Board

The Company’s Board of Directors has an audit committee, a compensation committee and a nominating and governance committee. The following table provides membership information for each of these committees:

NAME	AUDIT	COMPENSATION	NOMINATING AND GOVERNANCE
Jeffrey F. O’Donnell, Sr.		X	X
Samuel E. Navarro	X		X
David K. Stone	X		X
Kathryn Swintek	X	X
LuAnn Via		X

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage independent advisors, as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The current members of our audit committee are Kathryn Swintek, David K. Stone, and Samuel E. Navarro, each of whom we believe satisfies the independence requirements of NASDAQ and the Securities and Exchange Commission (the “SEC”). From August 2014 until his appointment as Chief Executive Officer in December 2014, Michael R. Stewart served on our audit committee. Ms. Swintek chairs this committee. We believe Ms. Swintek is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by NASDAQ. Our audit committee assists our Board of Directors in its oversight of:

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

The charter of our audit committee is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com ..

Compensation Committee

The current members of our compensation committee are LuAnn Via, Jeffrey F. O’Donnell, Sr. and Kathryn Swintek, each of whom we believe satisfies the independence requirements of NASDAQ. Ms.Via chairs this committee. The purpose of our compensation committee is to assist in the responsibilities of our Board of Directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

•	reviewing and recommending compensation of our executive officers;

•	administering our stock incentive plans; and

•	reviewing and recommending incentive compensation and equity plans.

The compensation committee reviews and recommends for approval by the Board, the compensation of the Company’s Chief Executive Officer and the Company’s other executive officers, including salary, bonus and incentive compensation levels; deferred compensation; executive perquisites; equity compensation (including awards to induce employment); severance arrangements; change-in-control benefits and other forms of executive officer compensation. The compensation committee also periodically reviews and makes recommendations to the Board with respect to non-employee director compensation.

The charter of our compensation committee is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com.

Nominating and Governance Committee

The current members of our nominating and governance committee are David K. Stone, Jeffrey F. O’Donnell, Sr. and Samuel E. Navarro, each of whom we believe satisfies the independence requirements of NASDAQ. Mr. Stone chairs this committee. Our nominating and governance committee identifies and recommends nominees for election to our Board of Directors.

The nominating and governance committee has not adopted specific minimum criteria for director nominees. The committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination. If any member of the Board of Directors does not wish to continue in service, or if the nominating and governance committee decides not to nominate a member for re-election, the nominating and governance committee first considers the appropriateness of the size of the Board of Directors. If the nominating and governance committee determines that the Board seat should be retained and a vacancy exists, the committee considers factors that it deems are in the best interests of the Company and its stockholders in identifying and evaluating a new nominee.

In identifying suitable candidates for nomination as a director, the nominating and governance committee will consider the needs of the Board of Directors and the range of skills and characteristics required for effective functioning of the Board of Directors. In evaluating such skills and characteristics, the nominating and governance committee may take into consideration such factors as it deems appropriate, such as a nominee’s business and professional expertise and experiences, including particular experience in areas relevant to the Company’s business activities, concern for long-term interests of the stockholders, and personal integrity and judgment. The committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a diverse mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities to our stockholders.

The nominating and governance committee will consider all bona fide candidates for election to the Board of Directors and will consider any stockholder nominations pursuant to the same criteria, provided those nominated are submitted pursuant to the process described in the Company’s Bylaws and applicable law and within the time periods set forth herein for receipt of stockholder proposals for the 2015 Annual Meeting of Stockholders. The Company has not received any recommendations from stockholders for candidates for inclusion on the committee’s slate of nominees.

In addition, the nominating and governance committee, from time to time, reviews and reassesses the adequacy of the Company’s corporate governance guidelines and recommends any proposed changes to the Board for approval.

The charter of our nominating and governance committee is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com.

Code of Business Conduct and Ethics

The Company has adopted the MELA Sciences, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available in the Corporate Governance section of the Investor Relations section of the Company’s website at www.melasciences.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

The Board of Directors’ Role in Risk Oversight

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The compensation committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The audit committee oversees management of financial risks. The nominating and governance committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest of director nominees. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table sets forth the compensation earned by our principal executive officers and other executive officers during our last two completed fiscal years; such officers are referred to herein as the “named executive officers”:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards (4)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)

Michael R. Stewart (1)	2014	14,109	-	-	712,503	18,293	(5)	744,905
Director, President and Chief	2013	-	-	-	-	-		-
Executive Officer

Rober W. Cook (2)	2014	179,006	15,000	-	190,000	-		384,006
Chief Financial Officer,	2013	-	-	-	-	-		-
Secretary and Treasurer

Rose A. Crane (3)	2014	272,885	-	-	-	150,000	(6)	422,885
Former Director, President and	2013	43,220	-	-	480,000	-		523,220
Chief Executive Officer

(1) Michael R. Stewart was hired as President and Chief Executive Officer on December 15, 2014.

(2) Robert W. Cook was hired as Chief Financial Officer, Treasurer and Secretary on April 14, 2014

(3) Rose Crane resigned as Director, President and Chief Executive Officer effective November 17, 2014.

(4) Option awards included in this table reflect the grant date fair value of such awards.

(5) Included in this amount is director compensation of $15,375 and a housing allowance for December 2014 of $2,918.

(6) This amount represents severance paid to Ms. Crane from November 2014-May 2015.

Employment Agreements and Payments upon Termination or Change of Control

President and Chief Executive Officer, Michael R. Stewart

On November 18, 2014 we entered into an employment agreement with Michael R. Stewart, our President and Chief Executive Officer. The agreement has a three-year initial term, subject to annual extensions thereafter. Under the terms of the agreement, Mr. Stewart receives a base salary of $310,000 and is eligible to receive a bonus of up to 50% of his base salary per annum, starting for fiscal year 2015, based on achievement of specified milestones, as determined by the Board following approval of the annual budget, and other objectives to be determined. In addition, Mr. Stewart received options to purchase up to 750,000 shares of the Company’s common stock, having a term of 10 years, an exercise price of $1.30 and vesting as follows: (i) 375,000 shares vesting in three equal installments on the first, second and third anniversaries of December 14, 2014, his date of employment (“Tranche One”); and 375,000 Option Shares vesting in installments of up to 125,000 shares each per year over three years upon a determination by the Board of Directors that the Company has achieved the following milestones for each of the 2015, 2016 and 2017 fiscal years, respectively: (i) if the Company achieves the revenue plan established by the Board for the respective year: 41,667 Option Shares with respect to 2015, 41,667 Option Shares with respect to 2016, and 41,667 Option Shares with respect to 2017; (ii) if the Company achieves the EBITDA plan established by the Board for the respective year: 41,667 Option Shares with respect to 2015, 41,667 Option Shares with respect to 2016, and 41,667 Option Shares with respect to 2017; and (iii) if the Company achieves the respective goals established by the Board for the respective year: 41,666 Option Shares with respect to 2015, 41,666 Option Shares with respect to 2016, and 41,666 Option Shares with respect to 2017; provided, however, that if the option(s) to purchase any such Option Shares does not vest with respect to any particular year due to the failure to satisfy one or more milestone conditions for that year all rights with respect to those Option Shares shall terminate as of the end of that year and shall no longer become exercisable; and provided further, however, all such options that have not previously terminated shall accelerate and vest in full upon the consummation of a Change in Control of the Company. The agreement also contains a 12-month non-compete and non-solicitation period.

Chief Financial Officer, Secretary and Treasurer, Robert W. Cook

On April 4, 2014, we entered into an employment agreement with Mr. Cook, effective April 14, 2014. The agreement has a three-year initial term, subject to annual extensions thereafter. Under the terms of the agreement, Mr. Cook received a signing bonus of $15,000, a base salary of $250,000 and is eligible to receive an annual bonus of up to $100,000, based on the achievement of certain performance based targets, as determined by the Board of Directors following approval of the annual budget, and other objectives to be determined. Any bonus paid to Mr. Cook will first be reduced by his $15,000 signing bonus. In addition, Mr. Cook received options to purchase up to 50,000 shares of the Company’s common stock, having a term of 10 years, an exercise price of $5.60, the fair market value of the Company’s Common Stock on April 14, 2014, and vesting as follows: (i) 30,000 shares vesting in three equal installments on the first, second and third anniversaries of April 14, 2014, his date of employment (“Tranche One”); (ii) 5,000 shares vesting upon the date on which the Company achieves the financial metrics set forth in the budget approved by the Board of Directors for the last six months of fiscal year 2014 (“Tranche Two”); (iii) 7,500 shares vesting upon the date on which the Company achieves the financial metrics set forth in the budget approved by the Board for fiscal year 2015 (“Tranche Three”); and (iv) 7,500 shares vesting upon the date on which the Company achieves the financial metrics set forth in the budget approved by the Board for fiscal year 2016 (“Tranche Four”). Upon a change of control (as that term is defined in the Employment Agreement), any unvested Tranche One options will vest immediately and any unvested Tranche Two, Three or Four options will vest immediately only if the purchase price for the Company’s common stock in connection with the change of control is at least $2.00 per share, as adjusted to reflect organic changes. In the event Mr. Cook’s employment is terminated, without cause or in conjunction with a change of control, he will be entitled to severance equal to (i) one month of his base salary if such termination occurs within the first of year of his employment and (ii) 12 months of his base salary if such termination occurs after the first year of his employment. The agreement also contains a 12 month non-compete and non-solicitation period.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table sets forth the equity awards outstanding at December 31, 2014 for each of the named executive officers:

	Plan Awards	Plan Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised		Option
	Options that are	Options that are		Exercise	Option
	Exercisable	Unexercisable		Price	Expiration
	(#)	(#)		($)	Date

Michael R. Stewart (1) Director, President and Chief Executive Officer	-	750,000	(4)	1.31	12/15/2024

Robert W. Cook (2) Chief Financial Officer, Secretary and Treasurer	5,000	45,000	(5)	5.60	4/14/2024

Rose A. Crane (3) Former Director, President and Chief Executive Officer	13,333	86,667		7.00	11/11/2023

(1) Michael R. Stewart was hired as President and Chief Executive Officer on December 15, 2014.

(2) Robert W. Cook was hired as Chief Financial Officer, Treasurer and Secretary on April 14, 2014

(3) Ms. Crane resigned as President and Chief Executive Officer effective November 17, 2014, and all unexercised options were forfeited on February 17, 2015.

(4) These options become exercisable as follows: 375,000 shares vesting in three equal installments on December 15, 2015, 2016 and 2017, respectively; 125,000 vesting in three equal installments upon achieving a revenue plan established by the Board of Directors on December 15, 2015, 2016, and 2017, respectively; 125,000 vesting in three equal installments upon achieving an EBITDA plan established by the Board of Directors on December 15, 2015, 2016, and 2017, respectively; and 125,000 vesting in three equal installments upon achieving goals established by the Board of Directors on December 15, 2015, 2016, and 2017, respectively.

(5) These options become exercisable as follows: 30,000 vesting in three equal installments on April 14, 2015, 2016, and 2017, respectively; and 7,500 vesting in two equal installments upon achieving financial metrics set forth in the budget approved by the Board of Directors in each of the fiscal years 2015 and 2016, respectively.

Compensation of Directors

Each of our non-employee directors receives an annual fee of $35,000 for serving as a director, pro-rated to the date they join the Board of Directors, and an annual grant of stock options to purchase up to 75,000 shares of common stock, which grant is pro-rated to the first day of the quarter during which they join the Board of Directors. In addition, our Chairman of the Board receives an annual fee of $25,000 and the chairman of each of our audit committee, our compensation committee and our nominating and corporate governance committee receives an annual fee of $15,000, $10,000 and $10,000, respectively. Committee members who are not chairs of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive, annual fees of $6,000, $5,000 and $5,000, respectively, with no payments being made on a meeting-attended basis. As an employee of the Company, Michael Stewart received no compensation for his services as a director after December 14, 2014, nor did Rose Crane during the time she served as our President and Chief Executive Officer.

In connection with a cash conversation policy approved by the Board of Directors in August 2013 and terminated on June 30, 2014, non-employee directors received a maximum of $20,000 of director related fees in cash, and all other fees payable in respect of board, committee or chairman service were paid by the issuance of stock options for that number of shares of common stock equal to two times the value of the portion of the compensation not being paid in cash, based on the fair market value of the common stock on the date of grant of the stock options. Directors appointed after July 1, 2013 received a maximum of the pro-rated amount of $20,000 of director related fees in cash based on their days of service between July 1, 2013 and June 30, 2014, and all other fees payable in respect of board, committee or chairman service were paid by the issuance of stock options for that number of shares of common stock equal to two times the value of the portion of the compensation not being paid in cash, based on the fair market value on the common stock on the date of grant of the stock options.

NON-EMPLOYEE DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2014

	Fees Earned or	Option	Option
	Paid In Cash	Awards (6)	Awards	Total
Name	($)	($)	(#)	($)
Robert C. Coradini (1)	14,930	-	-	14,930
Tony Dimun (2)	13,531	2,891	782	16,422
Samuel E. Navarro (3)	25,629	92,551	76,379	118,180
Jeffrey F. O’Donnell (4)	42,500	97,746	77,919	140,246
Michael R. Stewart (5)	-	-	-	-
David K. Stone	35,500	86,250	75,000	121,750
Kathryn Swintek	37,500	89,141	75,782	126,641
LuAnn Via	32,500	86,250	75,000	118,750

(1) Mr. Coradini resigned from the Board of Directors effective August 11, 2014 and all vested options expired unexercised on November 11, 2014.

(2) Mr. Dimun resigned from the Board of Directors effective August 11, 2014 and all vested options expired unexercised on November 11, 2014.

(3) Mr. Navarro was appointed to the Board of Directors effective March 13, 2014

(4) Mr. O’Donnell was appointed to the Board of Directors effective January 1, 2014.

(5) Mr. Stewart was appointed to the Board of Directors effective August 1, 2014 and his director compensation is included on the Summary Compensation Table.

(6) Option awards included in this table reflect the grant date fair value of such awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 14, 2015, unless otherwise indicated, regarding the beneficial ownership of the Company’s common stock by

•	Each stockholder known by the Company to own beneficially more than 5% of the Company’s common stock;
•	Each of the named executive officers;
•	Each of the Company’s directors; and
•	All of the Company’s directors and named executive officers as a group.

Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners and Management

	Number of Shares		Beneficial Ownership(1)	Percentage of
	of Common Stock		of Options Included in	Common Shares
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned	Beneficially Owned
Executive Officers and Directors:
Michael R. Stewart	-		-	*
Robert W. Cook	25,000		15,000	*
Rose A. Crane	6,757		-	*
Samuel E. Navarro	1,379		1,379	*
Jeffrey F. O'Donnell, Sr	4,271		2,919	*
David K. Stone	11,028		8,676	*
Kathryn Swintek	9,128		5,776	*
LuAnn Via	7,825		4,973	*
All directors and all executive officers as a group (8 persons)	65,388		38,723	*

5% Common Stockholders:
Sabby Healthcare Volatility Master Fund, Ltd (2)	427,581	(3)	-	9.99%
Sabby Volatility Warrant Master Fund, Ltd (2)	179,395	(3)	-	9.99%
Broadfin Healthcare Master Fund, Ltd (4)	332,798	(5)	-	9.99%
Great Point Partners, LLC	670,058	(6)	-	9.99%

*	Less than one percent beneficially owned

(1)	This table is based upon information supplied by officers, directors and principal stockholders, including the most recent Schedule 13D or Schedule 13G filed by such 5% Common Stockholders with the SEC. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,525,146 shares outstanding on April 14, 2015, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities listed in this table is c/o MELA Sciences, Inc., 50 So. Buckhout St., Suite 1, Irvington, NY 10533.

(2)	The business address of Sabby Healthcare Volatility Master Fund Ltd. (“Sabby HVMF”) and Sabby Volatility Warrant Master Fund Ltd. (“Sabby VWMF”) is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby HVMF and Sabby VWHF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby HVMF and Sabby VWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby HVMF and Sabby VWMF except to the extent of their respective pecuniary interest therein.

(3)	According to their Schedule 13G/A filed on January 8, 2015, as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (i) Sabby HVMF and Sabby VWMF beneficially own 427,581 and 179,395 shares of the Company’s common stock, respectively, representing approximately 7.08% and 2.97% of the common stock, respectively, as of the date of the filing and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 603,119 shares of the Company’s common stock, representing approximately 9.99% as of the date of the filing. Sabby Management, LLC and Hal Mintz do not directly own any common stock, but each indirectly owns 603,119 shares of common stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 603,119 shares of common stock because it serves as the investment manager of Sabby HVMF. and Sabby VWMF, Cayman Islands companies. Mr. Mintz indirectly owns 603,119 shares of common stock in his capacity as manager of Sabby Management, LLC.

(4)	The business address of Broadfin Healthcare Master Fund, LTD (“Broadfin”) is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 237 Park Avenue, 9th Floor, New York, NY 10017. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin.

(5)	Based on information provided to us by Broadfin, consists of 332,798 shares of common stock, and does not include 383,626 shares of common stock issuable upon conversion 984 shares of Series B Convertible Preferred Stock, 1,267,849 shares of common stock issuable upon conversion of $3,252,033 in 4% Senior Secured Convertible Debentures (the conversions of which are subject to a 9.99% ownership cap) and 3,259,736 shares of common stock issuable upon exercise of warrants (the exercise of which is subject to a 9.99% ownership cap).

(6)	The business address of Great Point Partners, LLC (“Great Point”) is 165 Mason St., 3rd fl., Greenwich, CT 06830. Consists of a total of 670,078 shares of common stock reported on Great Point Partners, LLC Schedule 13G/A filed with the SEC on February 17, 2015. Great point provided the following explanation of its beneficial ownership in that Schedule 13G/A: Biomedical Value Fund, L.P. (“BVF”) is the record owner of debentures convertible into 167,097 shares of common stock and warrants to purchase 343,114 shares of common stock (collectively, the “BVF Shares”). Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, and by virtue of such status may be deemed to be the beneficial owner of the BVF Shares. Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has voting and investment power with respect to the BVF Shares, and therefore may be deemed to be the beneficial owner of the BVF Shares. Biomedical Offshore Value Fund, Ltd. (“BOVF”) is the record owner of debentures convertible into 203,649 shares of common stock and warrants to purchase 418,171 shares of common stock (collectively, the “BOVF Shares”). Great Point is the investment manager of BOVF, and by virtue of such status may be deemed to be the beneficial owner of the BOVF Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BOVF Shares, and therefore may be deemed to be the beneficial owner of the BOVF Shares. Biomedical Institutional Value Fund, L.P. (“BIVF”) is the record owner of debentures convertible into 36,522 shares of common stock and warrants to purchase 75,056 shares of common stock (collectively, the “BIVF Shares”). Great Point is the investment manager of BIVF, and by virtue of such status may be deemed to be the beneficial owner of the BIVF Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the BIVF Shares, and therefore may be deemed to be the beneficial owner of the BIVF Shares. GEF-SMA, LP (“GEF-SMA”) is the record owner of debentures convertible into 114,879 shares of common stock and warrants to purchase 235,891 shares of common stock (collectively, the “GEF-SMA Shares”). Great Point is the investment manager of GEF-SMA, and by virtue of such status may be deemed to be the beneficial owner of the GEF-SMA Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-SMA Shares, and therefore may be deemed to be the beneficial owner of the GEF-SMA Shares. Class D Series of GEF-PS, LP (“GEF-PS”) is the record owner of debentures convertible into 47,414 shares of common stock and warrants to purchase 97,359 shares of common stock (collectively, the “GEF-PS Shares”). Great Point is the investment manager of GEF-PS, and by virtue of such status may be deemed to be the beneficial owner of the GEF-PS Shares. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the GEF-PS Shares, and therefore may be deemed to be the beneficial owner of the GEF-PS Shares. The provisions of the debentures and warrants described above restrict the conversion and exercise of such warrants, respectively, to the extent that, after giving effect to such conversion and exercise, the holder of the debentures and warrants and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to such exercise (the “Ownership Cap”). Therefore, the reporting persons could be deemed to beneficially own such number of shares underlying such debentures and warrants as would result in total beneficial ownership by such reporting persons up to the Ownership Cap. Notwithstanding the above, Great Point, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the BVF Shares, the BOVF Shares, the BIVF Shares, the GEF-SMA Shares, the GEF-PS Shares, and the shares of common stock underlying the debentures and warrants described above, except to the extent of their respective pecuniary interests.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,308,835	$2.76	2,301,691
Equity compensation plans not approved by stockholders	—	—	—
Total	1,308,835	$2.76	2,301,691

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On March 11, 2014, the Company agreed to pay Robert Coradini, at the time a director and former Interim President and Chief Executive Officer, approximately $53,000 in consideration for services provided in connection with the transition to a new Chief Executive Officer during the fourth quarter of 2013 and first quarter of 2014.

Samuel E. Navarro, a managing partner of Gravitas Healthcare LLC, received compensation from us of approximately $86,000, which was a portion of a placement fee in connection with the February 2014 sale of our Series A Convertible Preferred Stock and warrants.

We incorporate by reference the descriptions of the debt financing that occurred in July 2014 and the preferred stock financings that occurred in July 2014 and February 2014 to Notes 9 and 12 of the Notes to Financial Statements included in our Form 10-K annual report for the year ended December 31, 2014, which we filed with the SEC on March 30, 2015. Broadfin invested $3.25 million in the July 2014 debt financing, and Sabby HVMF and Sabby VWMF invested a total of $8.3 million in the February 2014 financing and $7.7 million in the July 2014, as reflected in the securities holdings described in Item 12 of this Form 10-K/A.

Director Independence

As required under the listing standards of the NASDAQ Stock Market (“NASDAQ”), a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Company’s Board of Directors consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as are in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that all of the Company’s directors are independent directors within the meaning of the applicable NASDAQ listing standards, except Michael Stewart, the President and Chief Executive Officer of the Company.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to the Company by EisnerAmper LLP for professional services rendered during the fiscal years ended December 31, 2014 and December 31, 2013:

	Fiscal Year Ended
	December 31,
	2014	2013
Audit Fees	$224,840	$217,487
Audit-Related Fees	24,500	33,000
Tax Fees	28,200	17,000
All Other Fees	-	-
Total Fees	$277,540	$267,487

Audit Fees. Audit Fees consisted of fees covering the audits of the Company’s financial statements which were billed during the respective year, including work on quarterly reports and work on Sarbanes-Oxley matters.

Audit-Related Fees. Audit-Related Fees for 2014 consisted of fees for audit work performed in connection with our filing of registration statements for equity and debt financings in March and August 2014 with the SEC. Audit-Related Fees for 2013 consisted of fees for work in connection with a comfort letter in February 2013 and equity financings during the year.

Tax Fees. The 2014 and 2013 Tax Fees related to the preparation of the Company’s 2013 and 2012 Federal and State income tax returns and associated estimated payments and applications for filing extensions and for the undertaking of a study to analyze the amount and timing of the tax loss carry forwards.

All Other Fees. There were no other fees billed by EisnerAmper LLP for the years ended December 31, 2014 and December 31, 2013, respectively.

Pre-Approval of Audit and Non-Audit Services

The services performed by EisnerAmper LLP in 2014 were pre-approved by the audit committee. The audit committee pre-approves all audit services and permitted non-audit services performed or proposed to be undertaken by the independent registered public accounting firm, except where such services are determined to be de minimis under the Securities Exchange Act of 1934, giving particular attention to the relationship between the types of services provided and the independent registered public accounting firm’s independence. The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer

Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28 day of April 2015.

MELA SCIENCES, INC.

By:	/s/ Robert W. Cook
Name: Robert W. Cook
Title: Chief Financial Officer