Form 10-Q
period 2015-03-31
MELA SCIENCES, INC. /NY
filed 2015-05-14
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015: 8,113,061 shares of the Registrant’s common stock were outstanding.

MELA Sciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.

MELA SCIENCES, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$8,233,044	$11,433,579
Restricted cash	100,000	-
Accounts receivable (net of allowance of $95,477 and $94,838 as of March 31, 2015 and December 31, 2014, respectively)	5,845	220,534
Inventory (net of reserves of $1,408,453 as of March 31, 2015 and December 31, 2014)	5,187,926	5,274,803
Prepaid expenses and other current assets	350,165	274,031
Total Current Assets	13,876,980	17,202,947
Property and equipment, net	1,620,365	1,961,376
Patents and trademarks, net	35,450	36,719
Deferred financing costs	640,981	820,775
Other assets	48,000	48,000
Total Assets	$16,221,776	$20,069,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable (includes related parties of $67,500 and $73,792 as of March 31, 2015 and December 31, 2014, respectively)	$1,320,274	$1,239,919
Accrued expenses	651,186	841,918
Deferred revenue	25,391	42,843
Warrant liability	1,833,638	499,089
Other current liabilities	54,434	61,829
Total Current Liabilities	3,884,923	2,685,598

Long Term Liabilities:
Deferred revenue	16,420	26,500
Deferred rent	70,075	80,084
Senior secured convertible debentures (net of discount of $6,395,105 and $8,410,187 at March 31, 2015 and December 31, 2014, respectively)	4,707,410	5,000,826
Total Long Term Liabilities	4,793,905	5,107,410
Total Liabilities	8,678,828	7,793,008

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred stock - $0.10 par value; authorized 10,000,000 shares: issued and outstanding: 10,279 at March 31, 2015 and 11,787 at December 31, 2014	1,028	1,179
Common stock - $0.001 par value; authorized 50,000,000 shares:
Issued and outstanding 7,525,146 shares at March 31, 2015 and 6,037,232 at December 31, 2014	7,525	6,037
Additional paid-in capital	197,100,186	194,562,963
Accumulated deficit	(189,565,791)	(182,293,370)
Total Stockholders' Equity	7,542,948	12,276,809
Total Liabilities and Stockholders' Equity	$16,221,776	$20,069,817

* Derived from the audited balance sheet as of December 31, 2014

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
Net revenues	$81,200	$97,638
Cost of revenue	710,880	918,523
Gross profit	(629,680)	(820,885)

Operating expenses:
Research and development	238,874	707,824
Selling, general and administrative	2,762,991	3,203,533
Total operating expenses	3,001,865	3,911,357
Operating loss	(3,631,545)	(4,732,242)

Other income (expenses):
Interest income	1,126	618
Interest expense	(2,324,963)	(1,199)
Change in fair value of warrant liability	(1,334,549)	137,142
Registration rights liquidating damages	-	(3,389,940)
Other income, net	17,510	5,025
	(3,640,876)	(3,248,354)

Net loss	$(7,272,421)	$(7,980,596)

Basic and diluted net loss per common share	$(1.12)	$(1.63)

Basic and diluted weighted average number of common shares outstanding	6,471,906	4,892,641

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,272,421)	$(7,980,596)
Adjustments to reconcile net loss:
Depreciation and amortization	316,243	696,800
Bad debt expense	639	700
Share-based compensation	230,062	164,168
Amortization of debt discount	2,015,082	-
Amortization of deferred financing costs	179,794	-
Change in fair value of warrant liability	1,334,549	(137,142)
Changes in operating assets and liabilities:
Restricted cash	(100,000)	-
Accounts receivable	214,050	22,330
Inventory	112,914	(16,815)
Prepaid expenses and other current assets	(76,134)	414,558
Accounts payable and accrued expenses	(110,377)	(192,101)
Other current liabilities	(7,395)	(6,119)
Deferred rent	(10,009)	(10,009)
Deferred revenue	(27,532)	(76,661)
Net cash used in operating activities	(3,200,535)	(7,120,887)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Net proceeds from private placements/public offerings	-	11,460,715
Net cash provided by financing activities	-	11,460,715
Net (decrease)/increase in cash and cash equivalents	(3,200,535)	4,339,828
Cash and cash equivalents at beginning of period	11,433,579	3,782,881
Cash and cash equivalents at end of period	$8,233,044	$8,122,709

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$139,000	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible preferred stock into common stock	$1,508,000	$-
Conversion of senior secured convertible debentures into common stock	$2,308,498	$-
Reclassification of MelaFind components from property and equipment to inventory, net	$26,037	$-

The accompanying notes are an integral part of these financial statements

MELA SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company is a medical technology company dedicated to designing and developing innovative software-driven technology for the early detection and prevention of skin cancer. The Company is focused on the commercialization of its flagship product, the MelaFind® System, or (“MelaFind”), as well as the further design and development of this technology. MelaFind is a non-invasive, point-of-care (in the doctor’s office) instrument to aid in the detection of melanoma. The system features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated classification algorithms that have been “trained” by the Company’s proprietary database of melanomas and benign lesions. This result provides information to assist in the management of the patient’s disease, including information useful in the decision of whether to biopsy the lesion.

Sales of MelaFind have not met the Company’s expectations. Beginning in 2013, the Company undertook several steps that it believes may significantly improve MelaFind’s commercial acceptance by: 1) changing its business model from solely a rental-based model to include a capital sales option; 2) refocusing its marketing efforts on medical dermatology, and particularly those dermatologists who treat patients at high risk for melanoma; and 3) beginning the process of obtaining a coverage determination from the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers Medicare, in order to obtain reimbursement by Medicare and ultimately by private insurers for the use of MelaFind. During 2014, the Company made significant strides in each of these areas, although it anticipates that it will require a few years of continued effort before the success of this strategy can be assessed. Specifically, the Company anticipates that the insurance reimbursement process could take several years to complete.

In July 2014, MELA announced that it took the first step in the process of obtaining insurance reimbursement for its Multi-Spectral Digital Skin Lesion Analysis (“MSDSLA”) procedure that is performed by dermatologists utilizing MelaFind as an aid in the detection of melanoma. The Company submitted an application for a Current Procedural Terminology (“CPT”) code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). On March 9, 2015, the February 2015 CPT® Editorial Summary of Panel Actions was posted to the website of the American Medical Association (the “AMA”). The CPT Editorial Panel accepted the addition of Category III codes 039XX1T and 039XX2T to report MSDSLA of atypical cutaneous lesions, which applies to MelaFind. Barring any further action by the Panel, the Company expects that these codes will be posted to the AMA CPT website by July 1, 2015, with an effective date of January 1, 2016, and will provide the basis for pursuing third party and CMS insurance coverage for MelaFind. Efforts to obtain reimbursement from private insurers are underway, but could take several years to complete.

During the first quarter of 2015, the Company voluntarily removed certain aspects of MelaFind’s user interface on systems in service in the United States after completing an internal review of the device’s Pre-Market Approval (“PMA”) requirements related to the user interface. The Company took this voluntary action in order to facilitate FDA review of other aspects of MelaFind’s user interface. Upon the completion of the review, the Company will re-assess and make appropriate revisions to the user interface. Our MelaFind systems in use outside the United States were not affected by this action.

On March 26, 2015, the Company implemented a plan of termination that resulted in a workforce reduction of nine employees in order to reduce operating costs. The workforce reduction was completed by April 1, 2015, which was the termination date for all of the affected employees. As a result of the workforce reduction, the Company accrued severance-related charges of $110,000 in the first quarter of 2015. Substantially all of the severance-related charges are expected to be paid during the second quarter of 2015.

Until the Company obtains insurance reimbursement from the CMS and private insurers, it expects that revenues will not be sufficient to cover operating and other expenses. The Company’s financial success will depend on a number of factors, primary among which is the ability to sell MelaFind, increase the penetration with dermatologists, encourage the usage of these systems, and control costs. Currently, the Company cannot determine when it will have sufficient revenues to cover continuing developmental costs, manufacturing, marketing and other operational expenses and has experienced recurring losses and negative cash flow from operations. As a result of these factors, the Company has been and continues to be dependent on raising capital from the sale of securities in order to operate and to meet its obligations in the ordinary course of business. In February 2014, the Company raised net proceeds of approximately $11.5 million from the sale of Series A convertible preferred stock and warrants to purchase common stock to strengthen the Company’s financial position (see Footnote 11 “STOCKHOLDERS’ EQUITY”). In July 2014, the Company issued Series B convertible preferred stock, senior secured convertible debt and warrants, raising an additional $13.8 million in net proceeds (see Footnote 9 “DEBT”). The proceeds from the sale of the Series B convertible preferred stock were used to redeem all outstanding shares of Series A convertible preferred stock.

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Interim results may not be indicative of the results that may be expected for the year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has devoted substantially all of its cash resources to the development and marketing of the MelaFind system and general and administrative expenses, and to date it has not generated any significant revenues from the sale of products. As a result, MELA has an accumulated deficit of $189,565,791 as of March 31, 2015. The Company’s recurring losses from operations and the accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Even if the Company succeeds in commercializing the MelaFind system it may never become profitable. The Company expects to continue to incur significant losses over the next several years.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30).   ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items.  ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2014, FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern” (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.  In April 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

4. INVENTORY

Inventories currently consist of MelaFind systems; work in process components and other finished products and accessories that are stated at the lower of cost or fair value. Inventory accessories are purchased items to be sold for use in the operation of the MelaFind systems. The Company maintains a reserve for specific inventory items that are no longer being used in the devices. This reserve consists of approximately $280,344 in phantom fixture finished goods, $264,550 in work in process phantom fixture assemblies, and $325,000 in MelaFind system accessories.

Beginning in the second quarter of 2014, the Company deferred repairs of certain of its MelaFind system units that it determined were unlikely to be sold during the next several periods. The Company periodically estimates the cost to restore its system units to sellable condition and currently maintains a repair reserve of $538,559 for this purpose.

Inventory consists of the following:

	March 31,	December 31,
	2015	2014
MelaFind Systems	$3,197,421	$3,266,586
Components/raw materials	2,552,612	2,552,612
Accessories	496,346	514,058
Hand-held Imager assemblies	350,000	350,000
	6,596,379	6,683,256
Reserve for obsolete inventory	(869,894)	(869,894)
Reserve for inventory repairs	(538,559)	(538,559)
	$5,187,926	$5,274,803

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

In December 2013, the Company amended its business model for the MelaFind system from solely a rental-based to include a capital sales option. In accordance with this new sales model, the Company reclassified $5,401,866 of MelaFind systems from property and equipment into inventory at December 31, 2013. The systems reclassified into inventory represent systems available for sale. Systems that have been leased under the rental-based model remain in property and equipment.

During the first quarter of 2015, the Company experienced net movements of MelaFind systems from property and equipment to inventory amounting to $26,037, representing a decrease of $82,795 in net book value of MelaFind systems primarily returned from expired leases, partially offset by $56,758 newly placed research units and replacement parts for existing commercial leases.

Property and equipment, at cost, consists of the following:

	March 31,	December 31,	Estimated
	2015	2014	Useful Life
Leasehold improvements	$905,888	$905,888	Lease Term
Laboratory and research equipment	1,083,661	1,083,661	3-5 years
Office furniture and equipment	1,969,454	1,969,454	3-5 years
MelaFind Systems	2,954,468	3,193,436	3 years
	6,913,471	7,152,439
Accumulated depreciation and amortization	(5,293,106)	(5,191,063)
	$1,620,365	$1,961,376

Depreciation expense for the three months ended March 31, 2015 and March 31, 2014 was $314,974 and $695,531, respectively.

6. NET LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Potential common stock equivalents outstanding as of March 31, 2015 and March 31, 2014 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock, common stock options and unvested restricted stock awards, which are summarized as follows:

	March 31,
	2015	2014
Common stock purchase warrants	13,078,920	2,104,767
Common stock equivalents of convertible debebtures	4,328,466	-
Common stock equivalents of convertible preferred stock	4,007,406	1,464,287
Common stock options	1,293,701	290,801
Restricted stock awards	-	6,512
Total	22,708,493	3,866,367

7. COMPREHENSIVE LOSS

For all periods presented, the Company had no comprehensive income items and accordingly there is no difference between the reported net loss and per share amounts per the Statement of Operations.

8. STOCK-BASED COMPENSATION

Stock awards under the Company’s stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly. Options under the plans expire up to a maximum of ten years from the date of grant. Stock-based compensation to non-employee consultants, accounted for pursuant to FASB ASC 505-50-5, Equity, Equity Based Payments to Non-Employees, is granted for services rendered and is completely vested on the grant date.

The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	March 31,
	2015	2014
Expected life	-	6.5 years
Expected volatility	0.00%	75.51%
Risk-free interest rate	-	2.14-2.45%
Dividend yield	-	-

There were no grants during the three months ended March 31, 2015. Stock-based compensation expense for the three months ended March 31, 2015 was $230,062, net of forfeitures of $26.951, and for the three months ended March 31, 2014 was $164,168, net of forfeitures of $35,296, and also included $19,452 of non-employee stock-based compensation. As of March 31, 2015 there was $1,027,470 in unrecognized compensation expense.

9. DEBT

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”) providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000,005, due, subject to the terms therein, in July 2019 (the “Debentures”), and warrants (the “July 2014 Series A Warrants”) to purchase up to an aggregate of 6,198,832 shares of common stock, $0.001 par value per share, at an exercise price of $2.45 per share expiring in July 2019. The Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 5,847,955 shares of common stock at an initial conversion price of $2.565 per share. The Company’s obligations under the Debentures are secured by a first priority lien on all of the Company’s intellectual property pursuant to the terms of a security agreement (“Security Agreement”) dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 11) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249). Proceeds from the Debentures are being used for general working capital purposes.

For financial reporting purposes, the $15,000,005 funded by the Investors on July 21, 2014 was allocated first to the fair value of the obligation to issue the Warrants, amounting to $5,296,345, then to the intrinsic value of the beneficial conversion feature on the Debentures of $4,565,350. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491,228, resulting in an initial carrying value of the Debentures of $4,647,082. The initial debt discount on the Debentures totaled $10,352,923 and will be amortized over the five year life of the Debentures. The Company used a Level 3 fair value measurement to determine fair value of the warrant obligations, which has significant unobservable inputs as defined in Accounting Standards Codification 820 “Fair Value Measures”. The fair value of the warrant obligation was determined using an option pricing model that used various assumptions including: a stock price of $2.44 per share, volatility of 93.46%, time to maturity of 5.0 years, exercise price of $2.45 per share and a risk free interest rate of return of 1.62%.

During the three months ended March 31, 2015, the investors converted Debentures amounting to $2,308,498 into 899,999 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $1,731,618 for the three months ended March 31, 2015. As of March 31, 2015, the outstanding amount of Debentures was $11,102,515.

10. REVERSE SPLIT OF COMMON STOCK

On July 9, 2014, the Company effected a previously authorized 1-for-10 reverse stock split of its common stock. The reverse split took effect at the start of trading on July 10, 2014 on a 1-for-10 split basis. All prior periods have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock did not change.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. There were 10,279 shares and 11,787 shares of Series B preferred stock issued and outstanding on March 31, 2015 and December 31, 2014, respectively.

On July 24, 2014, in connection with the Offering (see Note 9 “DEBT”), the Company exchanged 12,300 shares of Series A convertible preferred stock issued on February 5, 2014 with 12,300 shares of Series B convertible preferred stock at a stated value of $1,000 per share convertible into common stock at an initial price of $2.565 per share. The preferred stock is immediately convertible into an aggregate of 4,795,321 shares of common stock. Holders of the Preferred Stock are entitled to dividends only in the event that dividends are paid on the common stock, and the preferred stock has no preferences over the common stock. In connection with the exchange, the Company issued the July 2014 Series B warrants to purchase up to an aggregate of 4,795,321 shares of common stock at an exercise price of $2.45 per share, expiring in January 2016. The July 2014 Series B warrants are immediately exercisable and are subject to certain ownership limitations.

For financial reporting purposes, the $12,300,000 preferred stock value was allocated first to the fair value of the July 2014 Series B warrants, which totaled $2,486,780, then to the intrinsic value of the beneficial conversion feature of $1,887,364. The amount of the beneficial conversion feature was considered to be a deemed dividend on the date of issuance to the Series B preferred stockholders. Pursuant to the terms of the Purchase Agreement, the Series A convertible preferred stock was redeemed from the proceeds of the Series B convertible preferred stock. In September 2014, the Company amended the registration statement related to the Series A preferred stock to deregister those shares that would have been issuable upon conversion of the Series A preferred stock had it not already been redeemed by the proceeds of the Series B preferred stock.

During the first quarter of 2015, 1,508 shares of Series B preferred stock was converted into 587, 915 shares of common stock.

On February 5, 2014, pursuant to a securities purchase agreement, dated as of January 31, 2014, the Company sold an aggregate of 12,300 shares of Series A convertible preferred stock, par value $0.10 and a stated value of $1,000 per share convertible into 1,464,287 shares of common stock at an initial conversion price of $8.40, and warrants to purchase up to 1,329,731 shares of common stock for net proceeds of $11,457,831. The warrants have an exercise price of $7.40 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative liability and recorded at fair value on the inception date of February 5, 2014. They will be recorded at their respective fair value at each subsequent balance sheet date. The fair value of these warrants on March 31, 2015 was approximately $1,223,352. The change in fair value of these warrants for the three months ended March 31, 2015 was an expense of $957,406 (see footnote 12 “FAIR VALUE OF FINANCIAL INSTRUMENTS”).

In connection with this financing, the Company also granted resale registration rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants pursuant to the terms of a Registration Rights Agreement. The purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3,419,698 of which $3,389,940 was incurred during the three months ended March 31, 2014. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014.

Common Stock and Warrants

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There were 7,525,146 and 6,037,232 issued and outstanding at March 31, 2015 and December 31, 2014, respectively.

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

The October 2013 Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date of October 31, 2013, and will be recorded at their respective fair values at each subsequent balance sheet date. The fair value of these warrants on March 31, 2015 was approximately $610,286. The change in fair value of these warrants for the three months ended March 31, 2015 and 2014, was an expense of $377,143 and a benefit of $137,142 , respectively (see footnote 12 “FAIR VALUE OF FINANCIAL INSTRUMENTS”).

 Outstanding common stock warrants consist of the following:

Issue Date	Expiration Date	Total Warrants	Ex. Price
4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	4/30/2019	685,715	$8.50
2/5/2014	2/5/2019	1,329,731	$7.40
7/24/2014	7/24/2019	6,198,832	$2.45
7/24/2014	1/24/2016	4,795,321	$2.45
		13,078,920

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

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

The warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and therefore are classified as a derivative. These warrants have been recorded at their fair value using a Black-Scholes option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date.

A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Stock Price	$2.57	$1.20
Risk-free Rate (5-year U.S. Treasury Yield)	1.37%	1.65%
Volatility (Annual)	81.02-81.34%	72.90-88.10%
Time to Maturity (Years)	3.85-4.08	4.10-4.33

Derivative warrant liabilities consist of the following:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Warrant Derivative
Liabilities
Balance at December 31, 2014	$499,089
Changes in estimated fair value	1,334,549
Balance at March 31, 2015	$1,833,638

13. SUBSEQUENT EVENTS

In April 2015, 1,508 shares of convertible preferred stock were converted into 587,915 shares of common stock.

ITEM 2.

MELA SCIENCES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide information to help you better understand and evaluate our financial condition and results of operations. We recommend that you read this section in conjunction with our unaudited condensed financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2014. We have experienced and expect to continue to experience volatility in our operating loss resulting from the MelaFind® system activities that can vary significantly period-to-period. Therefore we believe that period-to-period comparisons of our historical results of operations may not be meaningful and should not be relied on as indicative of our future performance.

This quarterly report on Form 10-Q, including the following discussion and analysis of financial condition and results of operations, contains forward-looking statements that you should read in conjunction with the financial statements and notes to financial statements that we have included elsewhere in this report. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe”, “anticipate,” “expect,” “intend,” “plan,” “will,” “may” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements, and you should not place undue reliance on these statements. Factors that might cause such a difference include those discussed below under the heading “Risk Factors,” as well as those discussed elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. We disclaim any intent or obligation to update any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Overview

We are a medical technology company dedicated to designing and developing innovative software-driven technology for the early detection of skin cancer. We are focused on the commercialization of our flagship product, the MelaFind® System, or MelaFind, as well as the further design and development of this technology. MelaFind is a non-invasive, point-of-care (i.e. in the doctor’s office) instrument to aid in the detection of melanoma. The system features a hand-held component that emits light of multiple wavelengths to capture digital data from clinically atypical pigmented skin lesions. The data are then analyzed utilizing sophisticated algorithms, “trained” by our proprietary database of melanomas and benign lesions. This result provides information to assist in the management of the patient’s disease, including information useful in the decision on whether to biopsy the lesion.

Sales of MelaFind have not met our expectations. Beginning in 2013, we undertook several steps that we believe may significantly improve MelaFind’s commercial acceptance: 1) we elected to change our business model from solely a rental-based model to include a capital sales option as well; 2) we refocused our marketing efforts on medical dermatology, and particularly those dermatologists who treat patients at high risk for melanoma; and 3) we began a process aimed at ultimately obtaining a coverage determination from the CMS, the federal agency that administers Medicare, in order to obtain reimbursement by Medicare and ultimately by private insurers for the use of MelaFind. During 2014 we made progress in each of these areas, although we anticipate that it will require several years of continued effort before the success of this strategy can be assessed. We anticipate that the insurance reimbursement process could take several years to complete.

In July 2014, we announced that MELA took the first step in the process of obtaining insurance reimbursement for our Multi-Spectral Digital Skin Lesion Analysis (“MSDSLA”) procedure that is performed by dermatologists utilizing MelaFind as an aid in the detection of melanoma. We submitted an application for a Current Procedural Terminology (“CPT”) code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”). On March 9, 2015, the February 2015 CPT® Editorial Summary of Panel Actions was posted to the website of the American Medical Association (the “AMA”). The CPT Editorial Panel accepted the addition of Category III codes 039XX1T and 039XX2T to report MSDSLA of atypical cutaneous lesions, which applies to MelaFind. Barring any further action by the Panel, we expect that these codes will be posted to the AMA CPT website by July 1, 2015, with an effective date of January 1, 2016, and will provide the basis for pursuing third party and CMS insurance coverage for MelaFind. Efforts to obtain reimbursement from private insurers are underway, but could take several years to complete.

During the first quarter of 2015, we voluntarily removed certain aspects of MelaFind’s user interface on systems in service in the United States after completing an internal review of the device’s Pre-Market Approval (“PMA”) requirements related to the user interface. We took this voluntary action in order to facilitate FDA review of other aspects of MelaFind’s user interface. Upon the completion of the review, we will re-assess and make appropriate revisions to the user interface. Our MelaFind systems in use outside the United States were not affected by this action.

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

We are continually evaluating potential enhancements to the capabilities of MelaFind. Since the third quarter of 2014, we have implemented changes to the system aimed at reducing manufacturing material costs, test labor and cycle time.

Our post approval study, or PAS, is evaluating physicians’ sensitivity and false positive rates after using MelaFind with their performance if MelaFind was not available. Study interim reports are sent to the FDA on a regular basis. We currently target submission of the PAS report to the FDA by year-end 2018.

In February 2014, we sold to investors for net proceeds of $11.4 million an aggregate of 12,300 shares of Series A convertible preferred stock, convertible into 1.5 million shares of common stock at a conversion price of $8.40, and warrants to purchase up to 1.3 million shares of the Company’s common stock. In addition, as a condition of the financing, our directors purchased an aggregate of 20,271 shares of common stock, at a price of $7.40 per share, for aggregate gross proceeds of $150,000.

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

Through the first quarter of 2015, $3,897,490 worth of debentures was converted into common stock and $2,021,000 worth of preferred stock was converted into common stock. In April 2015, an additional $1,508,000 worth of preferred stock was converted into common stock.

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

While our significant accounting policies are more fully described in Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies and significant judgments and estimates relating to revenue recognition, stock-based compensation charges, and fair value of warrants are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

We consider revenue to be earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Our agreements with dermatologists regarding MelaFind combine the elements noted above with a future service obligation. Under our leased-based model, while we are required to place MelaFind with dermatologists for their exclusive use, ownership of MelaFind remained with us.

During 2013, 2014 and the first three months of 2015, under the old leased-based method, we generated revenue from usage based on the number of patient sessions and lesions examined. Additionally, we typically charged an initial installation fee for each MelaFind which covered training, delivery, initial supplies, maintenance and the right to use MelaFind. In accordance with the accounting guidance regarding multiple-element arrangements, we allocated total contract consideration to each element based upon the relative standalone selling prices of each element, and recognized the associated revenue for each element as delivery occurred or over the related service period, generally expected to be two years. Revenues associated with undelivered elements were deferred until delivery occurred or services are rendered. The significant judgments we made related to allocation of the contract consideration to each element whereby changes in the standalone selling price could impact the amount of revenue recognized in a specific period and estimates of uncollectible accounts receivables.

In December 2013, we amended our business model from solely a leased-based model to include a capital sales option for MelaFind. Therefore, we will recognize revenues for product sales when title and risk of loss transfers to customers, which is after installation and training, and when reliable estimates of sales allowances and warranties can be made and collectability is reasonably assured. We will regularly review the information related to these estimates and adjust the reserves accordingly.

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

Stock-based compensation to non-employee consultants, accounted for pursuant to FASB ASC 505-50, “Equity, Equity-Based Payments to Non-Employees”, is granted for services rendered and is completely vested on the grant date. The fair value of the award is determined on the date of grant using the Black-Sholes model and the fair value is expensed in current period operations.

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

Warrant Liability

We account for the 685,715 common stock warrants issued in connection with the October 31, 2013 financing and the 1,329,731 common stock warrants issued in connection with the February 5, 2014 financing in accordance with the guidance contained in ASC 815-40-15-7D, “Contracts in Entity’s Own Equity”. Under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability because they have non-standard terms in relation to a fundamental transaction and require a net cash settlement upon a change in control. Accordingly, we classified the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expiration, and any change in fair value is recognized in the statements of operations. The fair value of warrants we issued in connection with the transaction has been estimated using an option pricing model.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30).   ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items.  ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on our results of operations, financial position or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In April 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. We are currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Results of Operations

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenue

Revenue decreased 17% to $81,200 in the three months ended March 31, 2015 compared with $97,638 in the three months ended March 31, 2014. Although we recorded sales of MelaFind systems in the first quarter of 2015 compared with none in 2014, those sales were insufficient to offset a decline in usage fees and the recognition of deferred placement revenue compared with the first quarter of 2014.

Cost of Revenue

Costs of revenue decreased to approximately $0.7 million in the three months ended March 31, 2015, compared with $0.9 million in the three months ended March 31, 2014. This decrease of $0.2 million or 22% is primarily due to reduced depreciation expense due to the change in business model and fewer MelaFind systems being depreciated quarter to quarter. Cost of revenue during the current quarter also consisted of the cost of sold MelaFind systems, repairs of system components, cost of consumables, and technical support costs.

Research and Development Expense

Research and development (“R&D”) expenses decreased to $0.2 million in the three months ended March 31, 2015 compared with $0.7 million in the three months ended March 31, 2014. The decrease of $0.5 million or approximately 71% is the result of the cost reduction plan initiated in August 2013. Ongoing R&D efforts are concentrating on future product enhancements.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) decreased to $2.8 million in the three months ended March 31, 2015 from $3.2 million in the three months ended March 31, 2014. The decrease of $0.4 million or 13% is the result of salary and headcount decreases, a reduction in stock-based compensation expense and further cost reduction initiatives.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $2.3 million compared with $1.2 thousand in the three months ended March 31, 2014. Interest expense during the first quarter of 2015 relates to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. Approximately $1.7 million of interest expense was recognized as a result of the conversion of $2.3 million of Debentures into common stock during the quarter (See Footnote 9 “DEBT”).

Change in Fair Value of Warrant Liability

The change in fair value of our warrant liability amounted to an expense of $1.3 million for the three months ended March 31, 2015 as compared with a benefit of $0.1 million for the three months ended March 31, 2014. The expense/benefit is directly related to changes in our stock price for the respective period.

Other Income

Other income for the three month periods ended March 31, 2015 and 2014 was $17,000 and $5,000, respectively, and represents royalty income we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product. During the three months ended March 31, 2015, we received royalty payments on actual unit sales compared with the minimum royalty payment of $5,000 per quarter that we recorded for the three months ended March 31, 2014.

Summary of Cash Flow Activities

Our cash and cash equivalents at March 31, 2015 are liquid investments in money market accounts and deposits with commercial banks, which are held in amounts that substantially exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

Cash Flows from Operating Activities

Net cash used in operations was approximately $3.2 million for the three months ended March 31, 2015. For the corresponding period in 2014, net cash used in operations was approximately $7.1 million. In both periods, cash was used to fund our net losses after adjusting for non-cash charges, principally related to the amortization of debt discount related to the Debentures in 2015, change in fair value of warrant liability, inventory reserves, depreciation/amortization and share-based compensation, and other changes in operating assets and liabilities. Net cash used in operations for the period ended March 31, 2014 includes $3.4 million in liquidating damages that were paid to the purchasers in our February 2014 financing.

Cash Flows from Investing and Financing Activities

There were no investing and financing activities during the three months ended March 31, 2015, but during the three months ended March 31, 2014, approximately $11.5 million was provided by the net proceeds from our February 2014 preferred stock offering.

Liquidity and Capital Resources

Since our inception, we have generated significant losses. As of March 31, 2015, we had an accumulated deficit of approximately $189.6 million. We expect to continue to invest in the further development of MelaFind, clinical trials and important medical conferences. We anticipate that we will continue to incur net losses for the foreseeable future as the commercial launch of MelaFind continues and as we conduct the PAS.

Because of the numerous risks and uncertainties associated with the commercialization of medical devices such as MelaFind, our future development plans, and the costs of operating our Company, we are unable to estimate the exact amounts of future capital outlays and operating expenditures. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost of commercialization activities, including medical, marketing and sales expenses, contract manufacturing and inventory expenses and support of the current domestic direct sales force and conducting activities in Germany;

•	the cost of transitioning our operations and implementing a refocused marketing strategy;

•	sales of MelaFind units which will depend upon reimbursement amounts physicians are able to obtain from Medicare and third party payers;

•	the costs of maintaining regulatory approval;

•	the success of our research and development efforts in product development and enhancement, and meeting competitive services and technologies;

•	the schedule, costs, and results of our clinical trials and studies, including the PAS;

•	the costs of maintaining or potentially building our inventory and other manufacturing expenses;

•	our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements;

•	the costs involved in defending any patent infringement actions or other litigation claims brought against us by third parties; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims or other rights.

In February 2014, we sold to investors for net proceeds of $11.4 million an aggregate of 12,300 shares of Series A convertible preferred stock, convertible into 1.5 million shares of common stock at a conversion price of $8.40, and warrants to purchase up to 1.3 million shares of the our common stock. In addition, as a condition of the financing, our directors purchased an aggregate of 20,271 shares of common stock, at a price of $7.40 per share, for aggregate gross proceeds of $150,000.

In July 2014, we raised additional net proceeds of approximately $13.8 million through the issuance of 4% senior secured convertible debentures due July 2019, Series B convertible preferred stock and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. Through the first quarter of 2015, $3.9 million worth of debentures was converted into common stock and $2.0 million worth of preferred stock was converted into common stock. In April 2015, an additional $1.5 million worth of preferred stock was converted into common stock.

We have experienced recurring losses and negative cash flow from operations. These recurring losses raise substantial doubt about our ability to continue as a going concern. We expect these conditions to continue for the foreseeable future. As the result of these factors, we have been and continue to be dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We may need to raise funds in the future to support our sales and marketing of MelaFind, further advances in the MelaFind technology and to support clinical trials. The timing and amount of any additional funding we may seek will be affected by numerous factors, many of which are not under our control, including market acceptance of MelaFind. There can be no assurance that additional financing will be available in the future at an acceptable cost, or at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than
	Total	1 year	1-3 years
Operating leases	$836,295	$477,883	$358,412

Our long-term operating lease obligations represent a non-cancelable operating lease for our laboratory, assembly, and office space. The lease on approximately 21,700 square feet of space expires in December 2016.

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, with the average effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. We perform periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

ITEM 4.

Controls and Procedures

Evaluation of disclosure controls and procedures

We completed an evaluation, as of December 31, 2014 as to the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures specifically related to proper review and monitoring were not operating effectively at that date.  In connection with the audit of our financial statements for the year ended December 31, 2014, management noted that the  two accounts impacted by the changes in our business model, inventory and fixed assets, took longer than anticipated to reconcile.  Further, an unusually large number of transactions involving fixed assets and inventory occurred at the end of December 2014 due primarily to the Company’s increased sales and lease return activities that needed further accounting review and analysis.  As a result of these factors, the closing process was delayed and there were a number of post-closing adjustments in these and other areas.

Management implemented certain remediatory procedures during 2015 that had been developed and adopted following the filing of our 2014 Annual Report on Form 10-K, which were intended to reasonably assure management that our disclosure controls and procedures as of March 31, 2015 are effective. We updated our quarterly closing procedures and monitored our progress against a timeline that was specifically designed to afford more timely review. Management review began at an earlier stage of the close, and included a more rigorous review of those accounts that caused delays in the closing of the company’s books at yearend. These procedures will be utilized in future financial closes. Management intends to re-evaluate the effectiveness of its disclosure controls and procedures during 2015.

Change in internal control over financial reporting

The changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are noted in the above evaluation of disclosure controls and procedures.

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

Item 1A.      Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the first two following risk factors have materially changed during the three months ended March 31, 2015 and replace and supersede the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014 :

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of MelaFind. Our net loss for the three months ended March 31, 2015 was approximately $7.3 million, and as of March 31, 2015, we had an accumulated of approximately $189.6 million. Our expenses will increase in connection with our continued commercialization and development activities related to MelaFind. We expect to continue to incur medical, marketing and sales expenses in the near future and to incur contract manufacturing and inventory expenses in the future which will require additional funding. We expect to incur expenses continuing to transition our operations and implementing our refocused marketing strategy. As a result, we expect to continue to incur operating losses for the foreseeable future and cannot determine at this time when we will generate any significant revenues if at all. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We may be unable to continue commercialization of MelaFind or other products without additional funding

As of March 31, 2015, we had approximately $8.2 million in cash and cash equivalents and cash used in operations for the three months ended March 31, 2015 was approximately $3.2 million. Our total liabilities at March 31, 2015 were approximately $8.7 million. In July 2014, we raised additional net proceeds of approximately $13.8 million through the issuance of 4% senior secured convertible debentures due July 2019. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. We expect to incur significant losses for the foreseeable future and may not achieve operating profits or positive cash flows from operations. Our ability to fund its operations is not assured and will be impacted by market acceptance of MelaFind and the related growth in revenues, cost cutting measures that are in place currently or may be put into place in the future and our ability to raise capital in the future. We anticipate that long term, we will need to raise substantial funds to broaden the commercialization and awareness of MelaFind. The timing and amount of any additional funding we may require will be affected by the commercial success of our MelaFind product. For example, the funding, if available, could be in the form of either additional equity, equity-linked or debt financing. There can be no assurances that we will be able to raise additional financing in the future. Additional funds may not become available on acceptable terms, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Any additional funding that we may obtain in the future could be dilutive to common stockholders and could provide new investors with rights and preferences senior to common stockholders. In the event that we are unable to achieve profitable operations and/or raise additional funds, we would need to further reduce current operations and expansion plans would be cancelled or ultimately we may need to terminate operations. Failure to fund operations will have a material adverse effect on our business and our stock price.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the quarter ended March 31, 2015, other than conversions of debentures as reported in Note 9 of the Notes to Condensed Financial Statements included in this Form 10-Q quarterly report, which were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

Not applicable

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.      Other Information

(a)	Not applicable

(b)	Not applicable

Item 6.      Exhibits

Exhibit Number	Exhibit Title

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-105517, as filed on August 8, 2013).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to ourQuarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 7, 2014).

3.4	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 10, 2014).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on February 3, 2014).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1#	Interactive Data File

#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

By:	/s/ Robert W. Cook
Robert W. Cook
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-105517, as filed on August 8, 2013).

3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-189118), as filed on June 5, 2013).

3.4	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 10, 2014).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on February 3, 2014).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data File

