Form 10-Q
period 2015-06-30
MELA SCIENCES, INC. /NY
filed 2015-08-14
CIK 1051514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-51481

MELA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3986004 (I.R.S. Employer Identification No.)

100 Lakeside Drive, Suite 100, Horsham, Pennsylvania 19044

(Address of principal executive offices, including zip code)

(215) 619-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 13, 2015 was 9,887,358 shares.

1

MELA SCIENCES, INC.

PART I – Financial Information

ITEM 1. Financial Statements

MELA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,553	$11,434
Restricted cash	100	—
Accounts receivable, net of allowance for doubtful accounts of $0 and $95, respectively	3,663	220
Inventories, net	3,409	5,275
Prepaid expenses and other current assets	678	274
Total current assets	13,403	17,203

Property and equipment, net	14,769	1,961
Patents and licensed technologies, net	8,034	37
Other intangible assets, net	9,000	—
Goodwill	8,028	—
Deferred financing costs	1,084	821
Other assets, net	94	48
Total assets	$54,412	$20,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior Note payable	$7,184	$—
Note payable	54	—
Accounts payable (includes $67 and $74 of related parties)	4,841	1,185
Other accrued liabilities	1,306	959
Current portion of deferred revenues	362	43
Warranty liability	2,806	499
Total current liabilities	16,553	2,686

Long-term liabilities:
Senior secured convertible debentures, net	10,413	5,001
Other liabilities	193	106
Total liabilities	27,159	7,793

Commitment and contingencies

Stockholders’ equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,505 and 11,787 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value, 50,000,000 shares authorized; 8,996,686 and 6,037,232 shares issued and outstanding, respectively	9	6
Additional paid-in capital	224,645	194,563
Accumulated deficit	(197,413)	(182,293)
Accumulated other comprehensive income	11	—
Total stockholders’ equity	27,253	12,277
Total liabilities and stockholders’ equity	$54,412	$20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,
	2015	2014

Revenues	$611	$225

Cost of revenues	6,474	1,277

Gross loss	(5,863)	(1,052)

Operating expenses:
Engineering and product development	282	371
Selling and marketing	910	1,089
General and administrative	1,950	1,746
	3,142	3,206

Operating loss before other income (expense), net	(9,005)	(4,258)

Other income (expense), net:
Interest expense, net	(838)	(1)
Change in fair value of warrant liability	1,985	4,906
Registrations rights liquidated damages	—	(30)
Other income, net	11	10
	1,158	4,885

Net income (loss)	($7,847)	$627

Basic and diluted net income (loss) per share	($0.97)	$0.12

Shares used in computing basic and diluted net income (loss) per share	8,067,991	5,212,765

Other comprehensive income:
Foreign currency translation adjustments	$11	$—
Comprehensive income (loss)	($7,836)	$627

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014

Revenues	$692	$323

Cost of revenues	7,185	2,196

Gross loss	(6,493)	(1,873)

Operating expenses:
Engineering and product development	521	1,078
Selling and marketing	1,937	2,161
General and administrative	3,686	3,878
	6,144	7,117

Operating loss before other income (expense), net	(12,637)	(8,990)

Other income (expense), net:
Interest expense, net	(3,162)	(1)
Change in fair value of warrant liability	651	5,043
Registrations rights liquidated damages	—	(3,420)
Other income, net	28	15
	(2,483)	1,637

Net loss	($15,120)	($7,353)

Basic and diluted net loss per share	($2.08)	($1.46)

Shares used in computing basic and diluted net loss per share	7,274,358	5,053,587

Other comprehensive income:
Foreign currency translation adjustments	$11	$—
Comprehensive loss	($15,109)	($7,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands, except share and per share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JANUARY 1, 2015	11,787	$1	6,037,232	$6	$194,562	($182,293)	$—	$12,276
Stock-based compensation related to stock options	—	—	—	—	476	—	—	476
Conversion of convertible preferred stock	(5,283)	—	2,059,455	2	(1)	—	—	1
Conversion of senior secured convertible debentures	—	—	899,999	1	2,308	—	—	2,309
Discount on senior secured convertible debentures	—	—	—	—	27,300	—	—	27,300
Other comprehensive income	—	—	—	—	—	—	11	11
Net loss for the six months ended June 30, 2015	—	—	—	—	—	(15,120)	—	(15,120)
BALANCE, JUNE 30, 2015	6,505	$1	8,996,686	$9	$224,645	($197,413)	$11	$27,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	($15,120)	($7,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	881
Provision for doubtful accounts	—	1
Stock-based compensation	476	332
Gain on disposal of property and equipment	—	(5)
Impairment of long-lived assets	920	—
Amortization of debt discount	2,662	—
Amortization of deferred financing costs	219	—
Change in fair value of warrant liability	(651)	(5,043)
Changes in operating assets and liabilities:
Restricted cash	(100)	—
Accounts receivable	239	7
Inventories	5,029	623
Prepaid expenses and other assets	63	547
Deferred financing costs	(382)	—
Accounts payable and accrued expenses	204	(903)
Other accrued liabilities	46	35
Other liabilities	(20)	(20)
Deferred revenues	119	(141)
Net cash used in operating activities	(5,655)	(11,039)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(123)	—
Proceeds on sale of property and equipment	—	6
Acquisition costs, net of cash received	(42,500)	—
Net cash (used in) provided by investing activities	(42,623)	6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows From Financing Activities:
Proceeds from convertible debentures	32,500	—
Proceeds from senior notes	10,000	—
Payments on notes payable	(5)	—
Expenses related to financing	(100)	—
Proceeds from credit facilities	—	11,452
Net cash provided by financing activities	42,395	11,452

Effect of exchange rate changes on cash	2	—
Net (decrease)/increase in cash and cash equivalents	(5,881)	419
Cash and cash equivalents, beginning of period	11,434	3,783

Cash and cash equivalents, end of period	$5,553	$4,202

Supplemental information:
Cash paid for interest	$250	$—

Supplemental information of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$5,283	$—
Conversion of senior secured convertible debentures into common stock	$2,308	$—
Reclassification of property and equipment to inventory, net	$107	$—
Reclassification of warrant liability to stockholders’ equity	$—	$652

The accompanying notes are an integral part of these condensed consolidated financial statements

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1

The Company:

Background

MELA Sciences, Inc. (and its subsidiary) (the “Company”) is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 the Company completed the acquisition of the XTRAC excimer laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. The XTRAC® and VTRAC® products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,500 plus the assumption of certain business-related liabilities. Management believes that the cash flow generated by these businesses will be sufficient to finance our operations, including the continuing commercialization of the MELAFind® system for the foreseeable future.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2015, there were 664 XTRAC systems placed in dermatologists’ offices in the United States. The systems generate recurring revenue whereby, the XTRAC system is placed in a physician’s office and revenue is recognized on a per procedure basis. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. In 2014, over 300,000 XTRAC laser treatments were performed on approximately 19,000 patients in the United States.

The financial results of the XTRAC and VTRAC businesses have been included in the results of operations beginning June 23, 2015. The assets of the businesses purchased and liabilities assumed have been consolidated as of June 23, 2015. (See Note 2, Acquisition.)

To finance the purchase of the XTRAC and VTRAC businesses, in June 2015 the Company entered into a securities purchase agreement with institutional investors (the “Purchasers”) in connection with a private placement (the “2015 Financing”). The Company sold $10,000 aggregate principal amount of Notes bearing interest at 9% per year, with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The Purchasers of the Notes were issued Warrants to purchase an aggregate of 3.0 million shares of our common stock, having an exercise price of $0.75 per share. The Company also issued $32,500 aggregate principal amount of Senior Secured Convertible Debentures (“Debentures”) that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. The Company’s obligations under the Notes and Debentures (collectively, the “Debt Securities”), except for $500 of Debentures, are secured by a first priority lien on all of the assets, except for a second lien on the intellectual property. Under the terms of the Debentures and the Warrants, the issuances of shares of the common stock, including the Shares upon conversion of the Debentures and upon exercise of the Warrants, are subject to (i) the approval by the Company’s stockholders of an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock and (ii) the approval by the Company’s stockholders, pursuant to NASDAQ Marketplace Rules, of the Company’s issuance of up to an aggregate of 62,837,601 shares of the Company’s common stock upon (a) conversion of the Debentures; (b) payment of interest on the Debentures and the Notes; (c) exercise of the Warrants; and (d) exercise of the Reset Warrants (the “Stockholders Approval Requirements”). Effective upon the date the Stockholder Approval Requirement is satisfied, of which we provide no assurance, we have also agreed to reprice outstanding Warrants held by certain investors to reduce the exercise price to $0.75 per share.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Liquidity

As of June 30, 2015, the Company had an accumulated deficit of $197,413 and has incurred losses since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

The Company has experienced recurring losses and negative cash flow from operations. The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Although the Company plans to refinance the Notes that are scheduled to become due in 2015 with longer term debt, the terms and availability of which the Company cannot determine at this time. The timing and availability of any such refinancing cannot be assured and will be affected by numerous factors, many of which are not under our control. There can be no assurance that we will be able to raise additional funding as may be needed or on terms that are acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not made any adjustments to its consolidated financial statements with respect to this uncertainty.

Basis of Presentation:

Accounting Principles

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“fiscal 2014”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2015, the more significant estimates include (1) revenue recognition, including deferred revenues and valuation allowances of accounts receivable, (2) valuation of intangible assets and (3) stock-based compensation.

Revenue Recognition

The Company recognizes revenues from product sales when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for expected returns and cash discounts.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will be granted FOB destination terms. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are (i) when title to the goods transfers and (ii) when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured and included in deferred revenues until that time.

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) places its lasers in a physician’s office (at no charge to the physician), and generally charges the physician a fee for an agreed upon number of treatments or (ii) sells its lasers through a distributor or directly to a physician. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are performed, this obligation has been satisfied.

The Company defers substantially all revenue from sales of treatment codes ordered by its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

Deferred revenue includes amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities are deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company’s products, cost is determined on the weighted-average manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

The Company’s equipment for the treatment of skin disorders (e.g. the XTRAC for psoriasis or vitiligo) will either (i) be placed in a physician’s office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of June 30, 2015, the Company recorded a write-down of $4,818 towards the remaining inventory value of the MELAFind systems, raw materials and components.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Property, Equipment and Depreciation

Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of comprehensive (loss) income. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2015, the Company recorded a write-down of $920 on the remaining net book value of the MELAFind systems that were part of property and equipment (see Impairment of Long-Lived Assets and Intangibles).

Patent Costs and Licensed Technologies

Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core technology and product technology were recorded in connection with the asset purchase on June 22, 2015 and are being amortized on a straight-line basis over ten years for core technology and five years for product technology. (See Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2015, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the asset purchase on June 22, 2015. The assets that were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 7, Other Intangible Assets).

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2015 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill

The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows attributable to the asset. If the carrying amount of an asset exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value of the asset. As of June 30, 2015, no such impairment exists. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.

Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar (“$” or “dollars”). Thus, the functional currency of the Company is the dollar except the operations of its foreign subsidiary, which is conducted in its local currency the Indian Rupee (INR). Substantially all of the Group’s revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

Balances denominated in, or linked to, foreign currencies are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of comprehensive income (loss), the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

Assets and liabilities of the foreign subsidiary, whose functional currency is its local currency, are translated from its functional currency to U.S. dollars at the balance sheet date exchange rate. Income and expense items are translated at the average rate of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

Fair Value Measurements

The Company measures and discloses fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•	Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company’s recurring fair value measurements at June 30, 2015 and December 31, 2014 are as follows:

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 11)	$2,806	$—	$—	$2,806

	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 11)	$499	$—	$—	$499

The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The fair value of the senior secured convertible debentures approximates its carrying value at June 30, 2015 due to the recent issuances of these instruments.

The warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and therefore are classified as a derivative. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 11, Warrants, for additional discussion.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, including goodwill. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2015 is summarized as follows:

June 30, 2015
(unaudited)
Accrual at beginning of year	$—
Acquired in asset purchase	265
Additions charged to warranty expense	14
Total	279
Less: current portion	(158)
$121

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Earnings Per Share

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. The gain on the change in fair value of the warrant liability was considered in the diluted earnings per share calculation and was deemed to be antidilutive for all periods presented. Potential common stock equivalents outstanding as of June 30, 2015 and June 30, 2014 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock, common stock options and unvested restricted stock awards, which are summarized as follows:

	June 30,
	2015		2014
Common stock equivalents of convertible debentures	47,661,800	*	—
Common stock purchase warrants	16,078,920	*	2,084,767
Common stock equivalents of convertible preferred stock	4,007,406		1,464,287
Common stock options	1,293,701		340,028
Restricted stock awards	—		2,890
Total	69,041,827		3,891,972

*43,333,334 common stock equivalents of convertible debentures and 3,000,000 of the common stock purchase warrants will be convertible and exercisable, respectively, upon stockholder approval.

Adoption of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").

The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The provisions of ASU 2014-08 were required to be applied in a prospective manner to disposals or classifications as held for sale components of an entity that occur with annual periods beginning on or after December 15, 2014 and interim periods within those years.

The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Recently Issued Accounting Standards

In July, 2015, The FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”).

ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.

The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

For a public entity, the amendments in ASU 2014-09 were to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. Early application is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows or financial condition.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30). ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2

Acquisition:

On June 22, 2015, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with PhotoMedex Inc. and PhotoMedex Technology, Inc. pursuant to which the Company has purchased the XTRAC and VTRAC laser businesses from PhotoMedex, Inc. (the “Asset Purchase”) for $42,528 in cash and assumed certain business-related liabilities. The purchased assets include all of the accounts receivable, inventory and fixed and intangible assets of the business.

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. The significant intangible assets to be recognized in the valuation are core and product technologies, tradenames and customer relationships. The estimated useful lives over which these assets will be amortized, utilizing the straight line method, are five years for core technologies and ten years for product technologies, tradenames and customer relationships. The following allocation of the aggregate fair value is preliminary and subject to adjustment based on the fair value of the assets acquired and the liabilities assumed. The Company estimated fair value of the intangibles and lasers placed in service was based on the income approach which estimated cash flow that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions. The fair value of the Company’s remaining fixed assets was estimated based on the cost approach which estimated the cost to replace.

Current assets	$7,233
Property, plant and equipment	14,340
Identifiable intangible assets	17,000
Other assets	45
Total assets assumed	38,618

Current liabilities	(3,945)
Note payable	(57)
Other long term liabilities	(116)
Total liabilities assumed	(4,118)
Net assets acquired	$34,500

The purchase price exceeded the fair value of the net assets acquired by $8,028, which was recorded as goodwill.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The consolidated results of operations do not include any revenues or expenses related to XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2015 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2014 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$7,803	$7,403	$15,361	$13,562
Net loss	($11,309)	($4,734)	($21,466)	($16,696)
Net loss per basic and diluted share:	($1.40)	($0.91)	($2.87)	($3.30)
Shares used in calculating net loss per basic and diluted share:	8,067,991	5,212,765	7,474,358	5,053,587

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2014, nor to be indicative of future results of operations.

Note 3

Inventories, net:

	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials and work in progress	$2,683	$2,553
Finished goods	726	4,131
Total inventories	3,409	6,684
Reserve for obsolete inventory	—	(870)
Reserve for inventory repairs		(539)
	$3,409	$5,275

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. During the quarter ended June 30, 2015 the Company initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of its existing inventory of MelaFind systems and related parts exceeded its requirements. As a result, the Company wrote-off the excess and obsolete MELAFind inventories of $5,689, including $870 previously reserved. In addition, as of December 31, 2014, the Company carried a repair reserve of $539 for the estimated cost to restore its MELAFind units to sellable condition. The repair reserve was reversed as of June 30, 2015.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4

Property and Equipment, net:

	June 30, 2015	December 31, 2014
	(unaudited)
Lasers placed-in-service	$14,238	$—
MELAFind systems	2,019	3,193
Equipment, computer hardware and software	1,218	1,084
Furniture and fixtures	2,063	1,969
Leasehold improvements	912	906
	20,450	7,152
Accumulated depreciation and amortization	(5,681)	(5,191)
Property and equipment, net	$14,769	$1,961

Depreciation and related amortization expense was $638 and $878 for the six months ended June 30, 2015 and 2014, respectively. During the second quarter of 2015, the Company evaluated the future cash flows of the MELAFind devices with remaining net book value, determined there was an impairment and recorded an impairment charge of $920 as of June 30, 2015.

Note 5

Patents and Licensed Technologies, net:

	June 30, 2015	December 31, 2014
	(unaudited)
Core technology, gross costs of $6,174 and $274, respectively, net of accumulated amortization of $240 and $237, respectively	$5,934	$37

Product technology, gross costs of $2,100, net of accumulated amortization of $0	2,100	—

Patents and licensed technologies, net	$8,034	$37

Related amortization expense was $3 for each of the six month periods ended June 30, 2015 and 2014. The Core technology of $5,900 and Product technology of $2,100 are the core and product technologies acquired in the asset purchase of the XTRAC and VTRAC businesses and were recorded at their preliminary appraised fair market values at that date. Amortization of these intangibles is on a straight-line basis over 5 years for Product technology and 10 years for Core technology.

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:

Last six months of 2015	$508
2016	1,015
2017	1,015
2018	1,015
2019	1,015
Thereafter	3,466
Total	$8,034

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 6

Goodwill:

Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. Goodwill was recorded on the asset purchase of the XTRAC and VTRAC businesses as the purchase price exceeded the net assets of the business. (See Note 2, Acquisition.)

Balance at January 1, 2015	$—
Additions for the asset purchase	8,028
Balance at June 30, 2015	$8,028

The Company has no accumulated impairment losses of goodwill related to its continuing operations as of June 30, 2015.

Note 7

Other Intangible Assets:

Set forth below is a detailed listing of other definite-lived intangible assets:

June 30, 2015
(unaudited)
Customer relationships, gross costs of $7,500, net of accumulated amortization of $0	$7,500

Tradenames, gross costs of $1,500, net of accumulated amortization of $0	1,500

Other intangible assets, net	$9,000

Customer Relationships embody the value to the Company of relationships that PhotoMedex, for the XTRAC products, had formed with its customers. Trademarks include the tradenames and various trademarks associated with the products (e.g. “XTRAC” and “VTRAC”). Amortization of these intangibles is on a straight-line basis over 10 years for each of the Customer relationships and Tradenames.

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

Last six months of 2015	$450
2016	900
2017	900
2018	900
2019	900
Thereafter	4,950
Total	$9,000

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8

Other Accrued Liabilities:

	June 30, 2015	December 31, 2014
	(unaudited)
Accrued warranty, current, see Note 1	$158	$—
Accrued compensation, including commissions and vacation	715	55
Other accrued liabilities	433	904

Total other accrued liabilities	$1,306	$959

Note 9

Senior Notes Payable:

In the following table is a summary of the Company’s notes payable:

June 30, 2015
(unaudited)
Senior-secured notes payable, net of unamortized debt discount of $2,816	$7,184

Senior Notes Payable

On June 22, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and related financing documents with entities affiliated with existing institutional investors in the Company providing for the issuance of $42,500 aggregate principal amount (the “Financing”) of senior secured notes (the “Notes”), senior secured convertible debentures, except for $500 of Debentures, (the “June 2015 Debentures”) and warrants (the “June 2015 Warrants”) to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share. The Company sold $10,000 aggregate principal amount of Notes bearing interest at 9% per year with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The June 2015 Debentures are discussed further in Note 9, Convertible Debentures, below. The proceeds of the Financing were used to pay the purchase price of the assets acquired under the Asset Purchase Agreement.

Under the terms of the Warrants, the issuances of shares of the common stock upon exercise of the Warrants are subject to stockholder approval of such issuances and an amendment to the Company’s certificate of incorporation to increase the Company’s authorized shares of common stock. Upon receipt of stockholder approval, the Company has also agreed to reprice outstanding warrants held by certain investors to reduce the exercise price to $0.75 per share.

The Warrants issued in connection with the 9% Notes contain anti-dilution provisions that allow for downward exercise price adjustments in certain situations. The warrants were treated as a derivative liability and a discount to the Notes and the discount is being amortized under the effective interest method over the repayment term of 5 months. As of June 30, 2015, the remaining unamortized warrant balance was $2,816.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company computed the value of the warrants using the binomial method. The key assumptions used to value the warrants are as follows:

	June 22, 2015	June 30, 2015

Number of shares underlying warrants	3,000,000	3,000,000
Exercise price	$0.75	$0.75
Share price	$1.38	$1.15
Fair value of warrants	$2,959	$2,390
Probability of stockholder approval	80.0%	80.0%
Volatility	90.0%	90.0%
Risk-free interest rate	1.62%	1.62%
Expected dividend yield	0%	0%
Expected warrant life	5 years	4.98 years

Note 10

Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

	June 30, 2015	December 31, 2014
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $27,163	$5,337	$—
Senior secured 4% convertible debentures, net of unamortized debt discount of $6,026 and $8,410, respectively	5,076	5,001
Total convertible debt	$10,413	$5,001

The Company issued $32,500 aggregate principal amount of Debentures (June 2015 Debentures) that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of Company common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. Under the terms of the Debentures and the Warrants (noted above), the issuances of shares of the common stock upon conversion of the Debentures and upon exercise of the Warrants are subject to stockholder approval of such issuances and an amendment to the Company’s certificate of incorporation to increase the Company’s authorized shares of common stock. Upon receipt of stockholder approval, the Company has also agreed to reprice outstanding warrants held by certain investors to reduce the exercise price to $0.75 per share.

The June 2015 Debentures include a beneficial conversion feature, of $27,300, that was recorded as a discount to the debenture. The beneficial conversion feature value was calculated as the difference resulting from subtracting the conversion price of $0.75 from $1.38, the opening market value of the Company’s common stock following the announcement of the transaction, multiplied by the number of common shares into which the June 2015 Debentures are convertible. This discount will be amortized over the five year life of the Debentures. The embedded conversion feature contains an anti-dilution provision that allows for downward exercise price adjustments in certain situations. The embedded conversion feature was not bifurcated as it did not meet all of the elements of a derivative.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

For financial reporting purposes, the $15,000 funded by the Investors on July 21, 2014 was allocated first to the fair value of the obligation to issue the Warrants, amounting to $5,296, then to the intrinsic value of the beneficial conversion feature on the Debentures of $4,565. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491, resulting in an initial carrying value of the Debentures of $4,647. The initial debt discount on the Debentures totaled $10,353 and is being amortized over the five year life of the Debentures.

During the six months ended June 30, 2015, the investors converted Debentures amounting to $2,308 into 899,999 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $1,732 for the six months ended June 30, 2015. As of June 30, 2015, the outstanding amount of Debentures was $11,103.

Note 11

Warrants:

The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company recognizes these warrants as liabilities at the fair value on each reporting date. The Company measured the fair value of these warrants as of June 30, 2015, and recorded other income of $1,985 resulting from the decrease of the liability associated with the fair value of the warrants for the three month period and recorded other income of $651 resulting from the decrease of the liability associated with the fair value of the warrants for the six months ended June 30, 2015, respectively. The Company measured the fair value of these warrants as of June 30, 2014, and recorded other income of $4,906 resulting from the decrease of the liability associated with the fair value of the warrants for the three month period and recorded other income of $5,043 resulting from the decrease of the liability associated with the fair value of the warrants for the six months ended June 30, 2014, respectively. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(unaudited)
Stock price	$1.15	$1.20
Volatility	80.70 – 90.00%	72.90 – 88.10%
Risk-free interest rate	1.63%	1.65%
Expected dividend yield	0%	0%
Expected warrant life	3.60 – 4.98 years	4.10 – 4.33 years

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months for all financial liabilities categorized as Level 3 as of June 30, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of December 31, 2014	$499
Issuance of warrants with derivative liabilities	2,958
Decrease in fair value of warrants	(651)
Balance as of June 30, 2015	$2,806

Note 12

Stockholders’ Equity:

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. There were 6,505 shares and 11,787 shares of Series B convertible preferred stock issued and outstanding on June 30, 2015 and December 31, 2014, respectively.

On July 24, 2014, in connection with the Offering (see Note 10, Convertible Debt), the Company exchanged 12,300 shares of Series A convertible preferred stock issued on February 5, 2014 with 12,300 shares of Series B convertible preferred stock at a stated value of $1,000 per share convertible into common stock at an initial price of $2.565 per share. The preferred stock is immediately convertible into an aggregate of 4,795,321 shares of common stock. Holders of the Series B convertible preferred stock are entitled to dividends only in the event that dividends are paid on the common stock, and the preferred stock has no preferences over the common stock. In connection with the exchange, the Company issued the July 2014 Series B warrants to purchase up to an aggregate of 4,795,321 shares of common stock at an exercise price of $2.45 per share, expiring in January 2016. The July 2014 Series B warrants are immediately exercisable and are subject to certain ownership limitations.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

During six months ending June 30, 2015, 5,282.5 shares of Series B preferred stock was converted into 2,059,455 shares of common stock.

On February 5, 2014, pursuant to a securities purchase agreement, dated as of January 31, 2014, the Company sold an aggregate of 12,300 shares of Series A convertible preferred stock, par value $0.10 and a stated value of $1,000 per share convertible into 1,464,287 shares of common stock at an initial conversion price of $8.40, and warrants to purchase up to 1,329,731 shares of common stock for net proceeds of $11,458. The warrants have an exercise price of $7.40 per share, are immediately exercisable and have a term of five years. These warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative liability and recorded at fair value on the inception date of February 5, 2014. They will be recorded at their respective fair value at each subsequent balance sheet date. The fair value of these warrants on June 30, 2015 was $279.

In connection with this financing, the Company also granted resale registration rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants pursuant to the terms of a Registration Rights Agreement. The purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3,420 during the six months ended June 30, 2014, of which $30 was incurred during the three months ended June 30, 2014. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014.

Common Stock and Warrants

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There were 8,996,686 and 6,037,232 issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6,000,000 registered offering of 422,819 shares of the Company’s common stock, fully paid prefunded warrants (the “October 2013 Series B Warrants”) to purchase up to 434,325 shares of its common stock and additional warrants (“October 2013 Series A Warrants”) to purchase up to 685,715 shares of its common stock. The October 2013 Series A Warrants are exercisable beginning on May 1, 2014 at a price of $8.50 per share and expire on May 1, 2019. The October 2013 Series B Warrants were exercisable immediately for no additional consideration. The offering closed on October 31, 2013. The holders exercised all of the October 2013 Series B Warrants in March 2014.

The October 2013 Series A Warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon a change in control of the Company and therefore are classified as a derivative. Therefore, these warrants have been recorded at fair value at the inception date of October 31, 2013, and will be recorded at their respective fair values at each subsequent balance sheet date. The fair value of these warrants on June 30, 2015 was $137.

MELA SCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

 Outstanding common stock warrants consist of the following:

Issue Date	Expiration Date	Total Warrants		Exercise Price

4/26/2013	4/26/2018	69,321		$ 11.18
10/31/2013	4/30/2019	685,715		$ 8.50
2/5/2014	2/5/2019	1,329,731		$ 7.40
7/24/2014	7/24/2019	6,198,832		$ 2.45
7/24/2014	1/24/2016	4,795,321		$ 2.45
6/22/2015	6/22/2020	3,000,000	*	$ 0.75
		16,078,920

* Warrants will become exercisable upon stockholder approval.

Note 13

Stock-based compensation:

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

The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

There were no grants during the six months ended June 30, 2015. Stock-based compensation expense for the three and six months ended June 30, 2015 was $246 and $476, net of forfeitures of $0 and $27, respectively. For the three and six months ended June 30, 2014 stock-based compensation was $168 and $312, net of forfeitures of $44 and $79, respectively. The three and six months ended June 30, 2014, also included $20 of non-employee stock-based compensation. As of June 30, 2015 there was $782 in unrecognized compensation expense.

Note 14

Reverse Stock Split:

On July 9, 2014, the Company effected a previously authorized 1-for-10 reverse stock split of its common stock. The reverse split took effect at the start of trading on July 10, 2014 on a 1-for-10 split basis. All prior periods have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock did not change.

Note 15

Subsequent Events:

On August 11, 2015, an investor converted Debentures amounting to $2,285 into 890,672 shares of common stock.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of MELA Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “MELA Sciences,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Form 8-K filed August 3, 2015. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.

Introduction, Outlook and Overview of Business Operations

We are a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 we completed the acquisition of the XTRAC excimer laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. The XTRAC and VTRAC products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,528 plus the assumption of certain business-related liabilities. These products generated $30,600 in revenues in 2014 and achieved year-over-year growth of 41% with a gross margin of 60.1%. Management believes that these businesses acquired create a platform on which to transform MELA into a leading medical dermatology company. Management further believes that the cash flow generated by these businesses will be sufficient to finance our operations, including the continuing commercialization of the MELAFind system, for the foreseeable future.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2015, there were 664 XTRAC systems placed in dermatologists’ offices in the United States under our recurring revenue model, up from 554 at the end of June 2014. Under the recurring revenue model, the XTRAC system is placed in a physician’s office and revenue is recognized on a per procedure basis. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2014, over 300,000 XTRAC laser treatments were performed on approximately 19,000 patients in the United States.

The financial results of the XTRAC and VTRAC businesses have been included in the results of operations beginning June 23, 2015. The assets of the businesses purchased and liabilities assumed have been consolidated as of June 23, 2015.

Management anticipates that the acquisition of the XTRAC and VTRAC businesses will help to facilitate the commercialization of MELAFind, as well as the further design and development of this technology. MELAFind is a non-invasive, point-of-care (i.e., in the doctor’s office) instrument designed to aid in the dermatologists’ decision to biopsy pigmented skin lesions, particularly melanoma. The successful commercialization of MELAFind is dependent on the establishment of reimbursement policies that include the use of the MELAFind’s capabilities to assist in the biopsy decision. Management anticipate that it may require several years of continued effort for insurance companies to establish such policies.

In July 2015, the CPT® Editorial Panel of the American Medical Association posted to the AMA’s website the list of Category III codes that will become effective January 16, 2016. These codes included T0400 and T0401, which apply to our MELAFind system. This action followed from our application submitted in July 2014 for a Current Procedural Terminology (“CPT”) code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services (“CMS”).

Key Technology

•	XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases for which there are no cures. Eximer lasers deliver narrow ultraviolet B (“UVB”) light to affected areas of skin. The treatments lead to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after 48 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. More than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.

•	MELAFind®. MELAFind received a Pre-Market Approval, or PMA, from the FDA, in 2012, having already received in September 2011 Conformité Européenne (“CE”) Mark approval. MELAFind is a non-invasive, point–of-care, (i.e. in the doctor’s office) instrument to aid dermatologists in their decision to biopsy suspicious pigmented lesions, (e.g. melanoma). MELAFind aids in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy in order to rule out melanoma. MELAFind acquires and displays multi-spectral (from blue to near infrared) and dermoscopic Red Green Blue (“RGB”) digital data from pigmented skin lesions.

Sales and Marketing

As of June 30, 2015, our sales and marketing personnel consisted of 53 full-time positions.

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenues from product sales when the following four criteria have been met: (i) the product has been delivered and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for expected returns and cash discounts.

We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will be granted FOB destination terms. Among the factors we take into account when determining the proper time at which to recognize revenue are (i) when title to the goods transfers and (ii) when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured and included in deferred revenues until that time.

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

We have two distribution channels for its phototherapy treatment equipment. We either (i) place our lasers in a physician’s office (at no charge to the physician) and generally charges the physician a fee for an agreed upon number of treatments places its lasers in a physician’s office (at no charge to the physician) and generally charges the physician a fee for an agreed upon number of treatments or (ii) sell our lasers through a distributor or directly to a physician. In some cases, we and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.

When we place a laser in a physician’s office, we generally recognize service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of us because the treatments can only be performed on our-owned equipment. Once the treatments are performed, this obligation has been satisfied.

We defer substantially all revenue from sales of treatment codes ordered by and performed to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

Deferred revenue includes amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities are deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

Other than those noted above, there have been no additional changes to our critical accounting policies and estimates in the three and six months ended June 30, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three products for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
XTRAC treatments	$104	$—	$104	$—
Laser sales and related service	450	—	450	—
MELAFind sales and services	57	225	138	323

Total Revenues	$611	$225	$692	$323

We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, these revenues are included only for the period of June 23, 2015 through June 30, 2015. There are no corresponding revenues for the three and six months ended June 30, 2014.

Cost of Revenues

Cost of revenues increased to $6,474 for the three months ended June 30, 2015 compared to $1,277 for the three months ended June 30, 2014. Cost of revenues have increased to $7,185 for the six months ended June 30, 2015 compared to $2,196 for the six months ended June 30, 2014. During the quarter ended June 30, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MELAFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MELAFind systems. Additionally, as we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, there was $343 in cost of revenues related to this business. There were no corresponding cost of revenues for the three and six months ended June 30, 2014.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2015 decreased to $282 from $371 for the three months ended June 30, 2014. Engineering and product development expenses for the six months ended June 30, 2015 decreased to $521 from $1,078 for the six months ended June 30, 2014. The decreases relate to planned cost reductions. Ongoing research and development efforts for the MELAFind technology is focused on future product enhancements. Offsetting some of the decrease was $39 in engineering and product development expenses related to the XTRAC and VTRAC businesses. As the asset purchase was completed on June 22, 2015, the expenses were included only from June 23, 2015 through June 30, 2015. There was no corresponding expense for the three and six months ended June 30, 2014.

Selling and Marketing Expenses

For the three months ended June 30, 2015, selling and marketing expenses decreased to $910 from $1,089 for the three months ended June 30, 2014. For the six months ended June 30, 2015, selling and marketing expenses decreased to $1,937 from $2,161 for the six months ended June 30, 2014. The decreases were primarily related to salary and headcount decreases and overall cost reduction initiatives. Offsetting some of the decrease was $200 in sales and marketing expenses related to the XTRAC and VTRAC businesses. As the asset purchase was completed on June 22, 2015, the expenses were included only from June 23, 2015 through June 30, 2015. There was no corresponding expense for the three and six months ended June 30, 2014.

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expenses increased to $1,950 from $1,746 for the three months ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expenses decreased to $3,686 from $3,878 for the six months ended June 30, 2014. The changes were due to the following reasons:

•	In the three and six months ended June 30, 2015, we recorded $456 in costs related to the asset purchase.
•	In the three and six months ended June 30, 2015, we had additional expenses of $58 in general and administrative expenses related the XTRAC and VTRAC businesses. As the asset purchase was completed on June 22, 2015, the expenses were included only from June 23, 2015 through June 30, 2015. There was no corresponding expense for the three and six months ended June 30, 2014.

Interest Expense, Net

Interest expense for the three months ended June 30, 2015 was $838 compared to $1 in the three months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was $3,162 compared to $1 in the six months ended June 30, 2014. Interest expense during the periods of 2015 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees and both the senior note and the 2,25% senior convertible debentures issued on June 22, 2015. Additionally, approximately $1,700 of interest expense was recognized as a result of the conversion of $2,300 of Debentures into common stock during the six months ended June 30, 2015.

Change in Fair Value of Warrant Liability

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) and FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of June 30, 2015, and recorded $1,985 and $651 in other income for the three and six months ended June 30, 2015. We measured the fair value of these warrants as of June 30, 2014, and recorded $4,906 and $5,043 for the three and six months ended June 30, 2014 in other income.

Other Income, net

Other income for the three months ended June 30, 2015 was $11 compared to $10, for the three months ended June 30, 2014. Other income for the six months ended June 30, 2015 was $28 compared to $15, for the six months ended June 30, 2014. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the sale/licensing of our DIFOTI product.

Net Income (Loss)

The factors described above resulted in net loss of $7,847 during the three months ended June 30, 2015, as compared to net income of $627 during the three months ended June 30, 2014. The factors described above resulted in net loss of $15,120 during the six months ended June 30, 2015, as compared to a net loss of $7,353 during the six months ended June 30, 2014

As a result of our acquisition of the XTRAC and VTRAC products, we have determined that in addition to supplement our consolidated financial statements, prepared in accordance with GAAP, presented elsewhere within this report, we will provide certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted income.

We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes.

Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable GAAP measure of all non-GAAP measures included in this report is as follows:

	For the Three Months ended June 30,
	2015	2014	Change

Net (loss) income	($7,847)	$627	($8,474)

Adjustments:
Depreciation and amortization	322	185	137
Interest expense, net	838	1	837

EBITDA	(6,687)	813	(7,500)

Stock-based compensation expense	246	168	78
Acquisition costs	456	—	456
Change in fair value of warrants	(1,985)	(4,906)	2,921
Registration rights liquidated damages	—	30	(30)
Impairment of property and equipment	920	—	920
Inventory valuation reserves	4,818	—	4,818

Non-GAAP adjusted loss	($2,232)	($3,895)	$1,663

	For the Six Months ended June 30,
	2015	2014	Change

Net loss	($15,120)	($7,354)	($7,766)

Adjustments:
Depreciation and amortization	641	882	(241)
Interest expense, net	3,162	1	3,161

EBITDA	(11,317)	(6,471)	(4,846)

Stock-based compensation expense	476	332	144
Acquisition costs	456	—	456
Change in fair value of warrants	(651)	(5,043)	4,392
Registration rights liquidated damages	—	3,420	(3,420)
Impairment of property and equipment	920	—	920
Inventory valuation reserves	4,818	—	4,818

Non-GAAP adjusted loss	($5,298)	($7,762)	$2,466

Liquidity and Capital Resources

As of June 30, 2015 we had ($3,150) of working capital compared to $14,517 as of December 31, 2014. Cash and cash equivalents were $5,653, including restricted cash of $100, as of June 30, 2015, as compared to $11,434 as of December 31, 2014.

In February 2014, we sold to investors for net proceeds of $11,400 an aggregate of 12,300 shares of Series A convertible preferred stock, convertible into 1.5 million shares of common stock at a conversion price of $8.40, and warrants to purchase up to 1.3 million shares of the our common stock. In addition, as a condition of the financing, our directors purchased an aggregate of 20,271 shares of common stock, at a price of $7.40 per share, for aggregate gross proceeds of $150.

In July 2014, we raised additional net proceeds of approximately $13,800 through the issuance of 4% senior secured convertible debentures due July 2019, Series B convertible preferred stock and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. Through the first quarter of 2015, $3,900 of debentures and $2,000 of preferred stock were converted into common stock. In April 2015, an additional $1,500 worth of preferred stock was converted into common stock.

We have experienced recurring losses and negative cash flow from operations. We have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Although we plan to refinance the Notes that are scheduled to become due in 2015 with longer term debt, the terms and availability of which we cannot determine at this time. The timing and availability of any such refinancing cannot be assured and will be affected by numerous factors, many of which are not under our control. There can be no assurance that we will be able to raise additional funding as may be needed or on terms that are acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. We have not made any adjustments to our consolidated financial statements with respect to this uncertainty.

The XTRAC and VTRAC businesses, that were acquired on June 22, 2015, have had positive cash flows from operations prior to the acquisition, and we expect that to continue. We believe that our cash as of June 30, 2015 combined with the anticipated revenues from the sale of our products will be sufficient to cover our operations for the foreseeable future, however we cannot assure you that additional financing will not be required.Net cash and cash equivalents used in operating activities was $5,655 for the six months ended June 30, 2015 compared to cash used in operating activities of $11,039 for the six months ended June 30, 2014. The primary reason for the change was a continued effort to reduce expenses. In addition, the XTRAC and VTRAC business, that was acquired on June 22, 2015, provided cash from operations of $317 for the period of June 23, 2015 through June 30, 2015.

Net cash and cash equivalents used in investing activities was $42,623 for the six months ended June 30, 2015 compared to cash provided by investing activities of $6 for the six months ended June 30, 2014. The primary reason for the change was the asset purchase of XTRAC and VTRAC business during the six months ended June 30, 2015.

Net cash and cash equivalents provided by financing activities was $42,395 for the six months ended June 30, 2015 compared to cash provided by financing activities of $11,452 for the six months ended June 30, 2014. In the six months ended June 30, 2015, we completed a financing consisting of senior notes amounting to $10,000 and convertible debentures of $32,500. In the six months ended June 30, 2014, we received proceeds from the private placement/public offerings of $11,452.

Commitments and Contingencies

There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2014 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2015, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams and our belief that the cash flow generated by these businesses will be sufficient to finance our operations, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2014, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

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

Management implemented certain remediatory procedures during 2015 that had been developed and adopted following the filing of our 2014 Annual Report on Form 10-K, which were intended to reasonably assure management that our disclosure controls and procedures as of June 30, 2015 are effective. We updated our quarterly closing procedures and monitored our progress against a timeline that was specifically designed to afford more timely review. Management review began at an earlier stage of the close, and included a more rigorous review of those accounts that caused delays in the closing of the company’s books at yearend. These procedures will be utilized in future financial closes. Management intends to re-evaluate the effectiveness of its disclosure controls and procedures during 2015.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are noted in the above evaluation of disclosure controls and procedures.

With the asset purchase on June 22, 2015 (and the infrastructure obtained with it) we have begun to implement changes in our control environment. During the third quarter of 2015, the processes will be transferred to the new finance organization. We anticipate that this change will improve the control environment and provide an overall improvement to the effectiveness of the design and operation of our disclosure controls and procedures.

PART II - Other Information

ITEM 1. Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in certain other legal actions and claims, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material in which case we will make separate disclosure as required.

ITEM 1A. Risk Factors

As of June 30, 2015, our risk factors have not changed materially from the risk factors previously disclosed in our Form 8-K filed on August 3, 2015, which we incorporate herein by reference.

ITEM 2. Unregistered sales of equity securities and use of proceeds

We had no unregistered sales of equity securities during the three and six months ended June 30, 2015, other than the following:

•	conversions of debentures as reported in Note 9 of the Notes to Condensed Financial Statements included in this Form 10-Q quarterly report, which were exempt from registration under Section 3(a)(9) of the Securities Act of 1933; and
•	the securities issued in our 2015 Financing, which were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

2.1	Asset Purchase Agreement, dated June 22, 2015, by and among MELA Sciences, Inc. and PhotoMedex, Inc.
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).
3.2	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to our Form 8-K current report as filed on July 21, 2015).
3.3	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 7, 2014).
3.4	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 10, 2014).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on February 3, 2014).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K (File No. 000-51481), filed on July 23, 2014).
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
4.2	Form of 9.0% Senior Secured Notes (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
4.3	Form of 2.25% Series A Senior Secured Convertible Debenture (Filed herewith).
4.4	Form of 2.25% Series B Senior Unsecured Convertible Debenture (Filed herewith).
10.1	Form of Securities Purchase Agreement dated as of June 22, 2015 by and among the company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
10.2	Registration Rights Agreement dated as of June 22, 2015 by and among the Company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
10.3	Security Agreement dated as of June 22, 2015 by and among the Company and parties thereto (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
10.4	Asset Purchase Agreement dated as of June 22, 2015 by and among the Company and parties identified on the signature pages thereto (Incorporated by reference to our Form 8-K current report, as filed on July 21, 2015).
10.6	Amended and Restated Security Agreement dated as of August 3, 2015 by and among the Company and the parties thereto (Included in Exhibit 10.8 filed herewith).

10.7	Omnibus Amendment to 2014 Transaction Documents dated as of August 3, 2015 by and among the Company and the purchases identified therein (Filed herewith).
10.8	Omnibus Amendment to 2015 Transaction Documents dated as of August 3, 2015 by and among the Company and the purchases identified therein (Filed herewith).
10.9	Amended and Restated Intellectual Property Security Agreement dated as of August 3, 2015 by and among the Company and the parties thereto (Included in Exhibit 10.8 filed herewith).
10.10	Intercreditor Agreement dated as of August 3, 2015 by and among the Company and the parties thereto (Filed herewith).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

Date August 14, 2015	By:	/s/ Michael R. Stewart
Name Michael R. Stewart
Title Chief Executive Officer

Date August 14, 2015	By:	/s/ Robert W. Cook
Name Robert W. Cook
Title Chief Financial Officer

