Form 10-Q
period 2015-09-30
MELA SCIENCES, INC. /NY
filed 2015-11-16
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(215) 619-3200
(Registrant's telephone number, including area code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐                                                                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 13, 2015 was 10,183,393 shares.

MELA SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
MELA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,169	$11,434
Restricted cash	100	-
Accounts receivable, net of allowance for doubtful accounts of $42 and $95, respectively	4,182	220
Inventories, net	3,915	5,275
Prepaid expenses and other current assets	596	274
Total current assets	11,962	17,203

Property and equipment, net	14,461	1,961
Patents and licensed technologies, net	7,490	37
Other intangible assets, net	8,190	-
Goodwill	8,928	-
Deferred financing costs	1,029	821
Other assets	94	48
Total assets	$52,154	$20,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Senior Note payable	$8,848	$-
Note payable	39	-
Accounts payable (includes $0 and $74 of related parties respectively)	4,193	1,185
Other accrued liabilities	1,920	959
Deferred revenues	267	43
Total current liabilities	15,267	2,187

Long-term liabilities:
Senior secured convertible debentures, net	11,373	5,001
Warrant liability	9,535	499
Other liabilities	103	107
Total liabilities	36,278	7,794

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,505 and 11,787 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 9,887,358 and 6,037,232 shares issued and outstanding, respectively	10	6
Additional paid-in capital	222,502	194,562
Accumulated deficit	(206,647)	(182,293)
Accumulated other comprehensive income	10	-
Total stockholders' equity	15,876	12,276
Total liabilities and stockholders' equity	$52,154	$20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2015	2014

Revenues	$8,323	$218

Cost of revenues	3,042	1,560

Gross profit (loss)	5,281	(1,342)

Operating expenses:
Engineering and product development	471	345
Selling and marketing	4,001	429
General and administrative	3,132	1,885
	7,604	2,659

Operating loss before other income (expense), net	(2,323)	(4,001)

Other income (expense), net:
Interest expense, net	(5,577)	(527)
Change in fair value of warrant liability	(1,329)	2,108
Gain on sale of assets	-	11
Other (loss) income, net	(5)	121
	(6,911)	1,713

Net loss	(9,234)	(2,288)

Deemed dividend related to warrant modification	(2,962)	-

Net loss attributable to common stockholders	$(12,196)	$(2,288)

Basic and diluted net loss per share	$(1.29)	$(0.44)

Shares used in computing basic and diluted net loss per share	9,442,022	5,216,290

Other comprehensive income:
Foreign currency translation adjustments	$10	$-

Comprehensive loss	$(12,186)	$(2,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)
	For the Nine Months Ended September 30,
	2015	2014

Revenues	$9,015	$541

Cost of revenues	10,226	3,755

Gross loss	(1,211)	(3,214)

Operating expenses:
Engineering and product development	946	1,423
Selling and marketing	5,984	2,366
General and administrative	6,819	5,988
	13,749	9,777

Operating loss before other income (expense), net	(14,960)	(12,991)

Other income (expense), net:
Interest expense, net	(8,738)	(528)
Change in fair value of warrant liability	(679)	7,151
Gain on sale of assets	-	16
Registration rights liquidated damages	-	(3,420)
Other income, net	23	131
	(9,394)	3,350

Net loss	(24,354)	(9,641)

Deemed dividend related to warrant modification	(2,962)	-

Net loss attributable to common stockholders	$(27,316)	$(9,641)

Basic and diluted net loss per share	$(3.42)	$(1.89)

Shares used in computing basic and diluted net loss per share	7,994,012	5,108,418

Other comprehensive income:
Foreign currency translation adjustments	$10	$-

Comprehensive loss	$(27,305)	$(9,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2015	11,787	$1	6,037,232	$6	$194,562	$(182,293)	$-	$12,276
Stock-based compensation	-	-	-	-	1,483	-	-	1,483
Conversion of convertible preferred stock	(5,282)	-	2,059,455	2	(2)	-	-	-
Conversion of senior secured convertible debentures	-	-	1,790,671	2	4,591	-	-	4,593
Discount on senior secured convertible debentures	-	-	-	-	27,300	-	-	27,300
Modification of warrants	-	-	-	-	(5,399)	-	-	(5,399)
Deemed dividend contribution to additional paid-in capital	-	-	-	-	2,962	-	-	2,962
Deemed dividend distribution from additional paid-in capital	-	-	-	-	(2,962)	-	-	(2,962)
Registration costs	-	-	-	-	(33)	-	-	(33)
Other comprehensive income	-	-	-	-	-	-	10	10
Net loss for the nine months ended September 30, 2015	-	-	-	-	-	(24,354)	-	(24,354)
BALANCE, SEPTEMBER 30, 2015	6,505	$1	9,887,358	$10	$222,502	$(206,647)	$10	$15,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(24,354)	$(9,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,348	1,371
Provision for doubtful accounts	20	1
Stock-based compensation	1,483	447
Gain on disposal of property and equipment	-	(16)
Impairment of long-lived assets	920	-
Amortization of debt discount	7,571	385
Amortization of deferred financing costs	373	38
Inventory write-offs	4,818	1,076
Change in fair value of warrant liability	679	(7,151)
Changes in operating assets and liabilities:
Restricted cash	(100)	-
Accounts receivable	(300)	(29)
Inventories	(295)	(1,362)
Prepaid expenses and other assets	(321)	262
MelaFind systems sold	-	163
Accounts payable and accrued expenses	289	(40)
Other accrued liabilities	(150)	-
Other liabilities	(39)	66
Deferred revenues	13	(238)
Net cash used in operating activities	(7,045)	(14,668)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(1,066)	-
(Purchases) proceeds on sale of property and equipment	(17)	17
Acquisition of business, net of cash aquired of $0	(42,500)	-
Net cash (used in) provided by investing activities	(43,583)	17

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELA SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	For the Nine Months Ended September 30,
	2015	2014

Cash Flows From Financing Activities:
Proceeds from convertible debentures	32,500	15,000
Proceeds from senior notes	10,000	-
Payments on notes payable	(20)	-
Registration costs	(134)	-
Expenses related to financing	-	(1,123)
Proceeds from private placements/public offerings	-	11,458
Net cash provided by financing activities	42,346	25,335

Effect of exchange rate changes on cash	17	-
Net (decrease)/increase in cash and cash equivalents	(8,265)	10,684
Cash and cash equivalents, beginning of period	11,434	3,783

Cash and cash equivalents, end of period	$3,169	$14,467

Supplemental information:
Cash paid for interest	$402	$-

Supplemental information of non-cash investing and financing activities:
Establishment of a warrant liability with a deemed dividend	$2,962	$-
Conversion of senior secured convertible debentures into common stock	$4,593	$-
Reclassification of property and equipment to inventory, net	$107	$-
Reclassification of warrant liability from stockholders' equity	$(5,399)	$-
Recognition of debt discount and beneficial conversion feature on long-term debt	$27,300	$10,353
Exchange of series A convertible preferred stock for series B convertible preferred stock	$-	$12,300

The accompanying notes are an integral part of these condensed consolidated financial statements

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 1
The Company:
Background
MELA Sciences, Inc. (and its subsidiary) ("MELA" or "we" or the "Company") is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 the Company completed the acquisition of the XTRAC excimer laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. The XTRAC® and VTRAC® products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,500 plus the assumption of certain business-related liabilities. Management believes that the cash flow generated by these businesses will be sufficient to finance the Company's operations for the foreseeable future.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2015, there were 698 XTRAC systems placed in dermatologists' offices in the United States. The systems generate recurring revenue whereby the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
The financial results of the XTRAC and VTRAC businesses have been included in the results of operations subsequent to June 22, 2015, the date of the acquisition. The assets of the businesses purchased and liabilities assumed have been consolidated as of June 22, 2015. (See Note 2, Acquisition.)
To finance the purchase of the XTRAC and VTRAC businesses, in June 2015 the Company entered into a securities purchase agreement with institutional investors (the "Purchasers") in connection with a private placement (the "2015 Financing"). The Company sold $10,000 aggregate principal amount of Notes bearing interest at 9% per year, with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The matter was approved by the stockholders' at the Company's annual meeting held September 30, 2015. Accordingly, the Notes mature 30 days from that approval, October 30, 2015. The Purchasers of the Notes were issued Warrants to purchase an aggregate of 3.0 million shares of the Company's common stock, having an exercise price of $0.75 per share. The Company also issued $32,500 aggregate principal amount of Senior Secured Convertible Debentures ("Debentures") that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. The Company's obligations under the Notes and Debentures (collectively, the "Debt Securities"), except for $500 of Debentures, are secured by a first priority lien on all of the assets, except for a second lien on the intellectual property. Under the terms of the Debentures and the Warrants, the issuances of shares of the common stock, including the Shares upon conversion of the Debentures and upon exercise of the Warrants, are subject to stockholder approval, which was received on September 30, 2015. Effective upon that date, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $0.75 per share.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Liquidity
As of September 30, 2015, the Company had an accumulated deficit of $206,647 and has incurred losses since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
The Company has experienced recurring losses and negative cash flow from operations. The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. The Company plans to refinance the Notes that became due October 30, 2015 with longer term debt, the terms and availability of which the Company cannot determine at this time. The Company is currently evaluation alternatives, including discussions with lenders, to refinance this debt. The timing and availability of any such refinancing cannot be assured and will be affected by numerous factors, many of which are not under our control. There can be no assurance that we will be able to raise additional funding as may be needed or on terms that are acceptable to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has not made any adjustments to its condensed consolidated financial statements with respect to this uncertainty.
Basis of Presentation:
Accounting Principles
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("fiscal 2014"). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company's financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.
The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company's equity, net assets, results of operations or cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2015, the more significant estimates include (1) revenue recognition, including deferred revenues and valuation allowances of accounts receivable, (2) valuation of intangible assets, (3) warrant liabilities, (4) stock-based compensation and (5) the valuation allowance related to deferred tax assets.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

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
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) places its lasers in a physician's office (at no charge to the physician), and generally charges the physician a fee for an agreed upon number of treatments or (ii) sells its lasers through a distributor or directly to a physician. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.
When the Company places a laser in a physician's office, it generally recognizes revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are performed, this obligation has been satisfied.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company's products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
The Company's equipment for the treatment of skin disorders (e.g. the XTRAC) will either (i) be placed in a physician's office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of September 30, 2015 reserves on inventory were $0.  During the nine months ended September 30, 2015, the Company recorded a write-down of $4,818 towards the remaining inventory value of the MelaFind® systems, raw materials and components.
Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the condensed consolidated statements of comprehensive loss. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.
Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. For the nine months ended September 30, 2015, the Company recorded a write-down of $920 on the remaining net book value of the MELAFind systems that were part of property and equipment (see Impairment of Long-Lived Assets and Intangibles).
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
Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2015, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).
Other Intangible Assets
Other intangible assets were recorded in connection with the asset purchase on June 22, 2015. The assets that were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 7, Other Intangible Assets).
Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2015 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test.  If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step ("step one") of the two-step impairment test.  Step 1 compares the fair value of the Group's reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized.
Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows attributable to the asset. If the carrying amount of an asset exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value of the asset. During the nine months ended September 30, 2015 the Company recorded a write-down of $920 on the remaining net book value of the MelaFind systems that were part of property and equipment. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.
Functional Currency
The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company is the dollar except the operations of its foreign subsidiary, which is conducted in its local currency the Indian Rupee (INR). Substantially all of the Company's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.
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

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Fair Value Measurements
The Company measures and discloses fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company's recurring fair value measurements at September 30, 2015 and December 31, 2014 are as follows:
	Fair Value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 11)	$9,535	$-	$-	$9,535

	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 11)	$499	$-	$-	$499
The fair value of cash and cash equivalents and short term bank deposits are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The fair value of the senior secured convertible debentures approximates its carrying value at September 30, 2015 due to the recent issuances of these instruments.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Several of the warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants contain full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 11, Warrants, for additional discussion.
In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, including goodwill. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2015 is summarized as follows:
September 30, 2015
(unaudited)
Accrual at beginning of year	$48
Acquired in asset purchase	265
Additions charged to warranty expense	62
Expiring warranties/claimed satisfied	(110)
Total	265
Less: current portion	(177)
$88

Earnings Per Share
Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to dilutive options, warrants and other potential common shares outstanding during the period. Diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive for each of the periods presented. The loss on the change in fair value of the warrant liability was considered in the diluted earnings per share calculation and was deemed to be antidilutive for all periods presented. Potential common stock equivalents outstanding as of September 30, 2015 and 2014 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	September 30,
	2015	2014
Common stock equivalents of convertible debentures	46,521,127	5,847,955
Common stock purchase warrants	16,078,920	13,078,920
Common stock equivalents of convertible preferred stock	2,535,866	4,795,321
Common stock options	2,302,802	320,349
Total	67,438,715	24,042,545

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Adoption of New Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").
The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.
The provisions of ASU 2014-08 were required to be applied in a prospective manner to disposals or classifications as held for sale components of an entity that occur with annual periods beginning on or after December 15, 2014 and interim periods within those years.
The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated results of operations and financial condition.
Recently Issued Accounting Standards
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this ASU will have a significant impact on the condensed consolidated financial statements.
In July, 2015, The FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").
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
In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company's results of operations, cash flows or financial condition.
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company's results of operations, cash flows or financial condition.
Note 2
Acquisition:
On June 22, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with PhotoMedex Inc. and PhotoMedex Technology, Inc. pursuant to which the Company has purchased the XTRAC and VTRAC laser businesses from PhotoMedex, Inc. (the "Asset Purchase") for $42,528 in cash and assumed certain business-related liabilities. The purchased assets include all of the accounts receivable, inventory and fixed and intangible assets of the business.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The fair value of the assets acquired and liabilities assumed were based on management estimates and values with the assistance of an outside independent appraisal. The significant intangible assets to be recognized in the valuation are core and product technologies, tradenames and customer relationships. The estimated useful lives over which these assets will be amortized, utilizing the straight line method, are five years for product technologies and ten years for core technologies, tradenames and customer relationships. The following allocation of the aggregate fair value is preliminary and subject to adjustment based on the fair value of the assets acquired and the liabilities assumed. The Company estimated fair value of the intangibles and lasers placed in service was based on the income approach which estimated cash flow that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions. The fair value of the Company's remaining fixed assets was estimated based on the cost approach which estimated the cost to replace.
Current assets	$7,233
Property, plant and equipment	14,340
Identifiable intangible assets	16,100
Other assets	45
Total assets assumed	37,718

Current liabilities	(3,945)
Note payable	(57)
Other long term liabilities	(116)
Total liabilities assumed	(4,118)

Net assets acquired	$33,600
The purchase price exceeded the fair value of the net assets acquired by $8,928, which was recorded as goodwill.
The consolidated results of operations do not include any revenues or expenses related to XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company's unaudited pro-forma results for the three and nine months ended September 30, 2015 and 2014 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2014 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$8,323	$7,816	$23,684	$21,378
Net loss attributable to common shareholders	$(12,186)	$(3,715)	$(33,662)	$(20,410)
Net loss per basic and diluted share:	$(1.29)	$(0.71)	$(4.21)	$(4.00)
Shares used in calculating net loss per basic and diluted share:	9,442,022	5,216,290	7,994,012	5,108,418
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2014, nor to be indicative of future results of operations.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 3
Inventories, net:
	September 30, 2015	December 31, 2014
	(unaudited)
Raw materials and work in progress	$3,329	$2,553
Finished goods	586	4,131
Total inventories	3,915	6,684
Reserve for obsolete inventory	-	(870)
Reserve for inventory repairs	-	(539)
	$3,915	$5,275

Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. During the nine months ended September 30, 2015 the Company initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of its existing inventory of MelaFind systems and related parts exceeded its requirements. As a result, the Company wrote-off the excess and obsolete MelaFind inventories of $5,688, including $870 previously reserved. In addition, as of December 31, 2014 the Company carried a repair reserve of $539 for the estimated cost to restore its MelaFind units to sellable condition, which was also eliminated with the write-off of the excess and obsolete MelaFind inventory.
Note 4
Property and Equipment, net:
	September 30, 2015	December 31, 2014
	(unaudited)
Lasers placed-in-service	$15,154	$-
MELAFind systems	2,019	3,193
Equipment, computer hardware and software	1,244	1,084
Furniture and fixtures	2,054	1,969
Leasehold improvements	913	906
	21,384	7,152
Accumulated depreciation and amortization	(6,923)	(5,191)
Property and equipment, net	$14,461	$1,961
Depreciation and related amortization expense was $1,253 and $489 for the three months ended September 30, 2015 and 2014, respectively. Depreciation and related amortization expense was $1,891 and $1,367 for the nine months ended September 30, 2015 and 2014, respectively. During the second quarter of 2015, the Company evaluated the future cash flows of the MelaFind devices with remaining net book value, determined there was an impairment and recorded an impairment charge of $920.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 5
Patents and Licensed Technologies, net:
	September 30, 2015	December 31, 2014
	(unaudited)
Core technology	$5,974	$274

Product technology	2,000	-
	7,974	274
Accumulated amortization	(484)	(237)
Patents and licensed technologies, net	$7,490	$37
Related amortization expense was $244 and $1 for each of the three month ended September 30, 2015 and 2014. Related amortization expense was $247 and $4 for each of the nine months ended September 30, 2015 and 2014. The Core technology of $5,700 and Product technology of $2,000 are the core and product technologies acquired in the asset purchase of the XTRAC and VTRAC businesses and were recorded at their preliminary appraised fair market values at that date. Amortization of these intangibles is on a straight-line basis over 5 years for Product technology and 10 years for Core technology.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Last three months of 2015	$238
2016	995
2017	995
2018	995
2019	995
Thereafter	3,272
Total	$7,490

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

Balance at January 1, 2015	$-
Additions for the asset purchase	8,928
Balance at September 30, 2015	$8,928

The Company has no accumulated impairment losses of goodwill related to its continuing operations as of September 30, 2015.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Other Intangible Assets:
Set forth below is a detailed listing of other definite-lived intangible assets:
September 30, 2015
(unaudited)
Customer relationships	$6,900

Tradenames	1,500
8,400
Accumulated amortization	(210)
Other intangible assets, net	$8,190
Related amortization expense was $210 for the three and nine months ended September 30, 2015. There was no related amortization expense for the period ended September 30, 2014. Customer Relationships embody the value to the Company of relationships that PhotoMedex, for the XTRAC products, had formed with its customers. Trademarks include the tradenames and various trademarks associated with the products (e.g. "XTRAC" and "VTRAC"). Amortization of these intangibles is on a straight-line basis over 10 years for each of the Customer relationships and Tradenames.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Last three months of 2015	$210
2016	840
2017	840
2018	840
2019	840
Thereafter	4,620
Total	$8,190
Note 8
Other Accrued Liabilities:
	September 30, 2015	December 31, 2014
	(unaudited)
Accrued warranty, current, see Note 1	$177	$48
Accrued compensation, including commissions and vacation	965	55
Other accrued liabilities	778	856
Total other accrued liabilities	$1,920	$959

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 9
Senior Notes Payable:
In the following table is a summary of the Company's notes payable:
September 30, 2015
(unaudited)
Senior-secured notes payable, net of unamortized debt discount of $1,152	$8,848
Senior Notes Payable
On June 22, 2015, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") and related financing documents with entities affiliated with existing institutional investors in the Company providing for the issuance of $42,500 aggregate principal amount (the "Financing") of senior secured notes (the "Notes"), senior secured convertible debentures, except for $500 of Debentures, (the "June 2015 debentures") and warrants (the "June 2015 Warrants") to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share. The Company sold $10,000 aggregate principal amount of Notes bearing interest at 9% per year with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The June 2015 Debentures are discussed further in Note 10, Convertible Debentures, below. The proceeds of the Financing were used to pay the purchase price of the assets acquired under the Asset Purchase Agreement.
Under the terms of the June 2015 Warrants, the issuances of shares of the common stock upon exercise of the Warrants were subject to stockholder approval of such issuances and an amendment to the Company's certificate of incorporation to increase the Company's authorized shares of common stock. The matter was approved by the stockholders at the Company's annual meeting held September 30, 2015. Accordingly, the Notes mature 30 days from that approval, October 30, 2015. The Notes are still outstanding, and while the Company is not in default with the terms of the notes, the notes are now on demand notes with an interest rate of 12% per year. The Company is currently evaluating alternatives, including discussions with lenders to refinance this debt.
The June 2015 Warrants contain anti-dilution provisions that allow for downward exercise price adjustments in certain situations. The warrants were treated as a derivative liability and a discount to the Notes and the discount is being amortized under the effective interest method over the repayment term of 5 months. As of September 30, 2015, the remaining unamortized warrant balance was $1,152.
The Company computed the value of the warrants using the binomial method. The key assumptions used to value the warrants are as follows:
	June 22, 2015	September 30, 2015

Number of shares underlying warrants	3,000,000	3,000,000
Exercise price	$0.75	$0.75
Share price	$1.38	$1.14
Fair value of warrants	$2,959	$2,561
Probability of stockholder approval	80.0%	100.0%
Volatility	90.0%	90.0%
Risk-free interest rate	1.62%	1.30%
Expected dividend yield	0%	0%
Expected warrant life	5 years	4.73 years

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 10
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	September 30, 2015	December 31, 2014
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $25,798	$6,701	$-
Senior secured 4% convertible debentures, net of unamortized debt discount of $4,146 and $8,410, respectively	4,672	5,001
Total convertible debt	$11,373	$5,001
The Company issued $32,500 aggregate principal amount of Debentures (June 2015 Debentures) that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of Company common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance, June 22, 2020. Under the terms of the Debentures and the June 2015 Warrants (noted above), the issuances of shares of the common stock upon conversion of the Debentures and upon exercise of the Warrants were subject to stockholder approval of such issuances and an amendment to the Company's certificate of incorporation to increase the Company's authorized shares of common stock. The Company received stockholder approval for these proposals, at the annual stockholders meeting held September 30, 2015.
The June 2015 Debentures include a beneficial conversion feature of $27,300 that was recorded as a discount to the debenture. On the date of issuance the beneficial conversion feature value was calculated as the difference resulting from subtracting the conversion price of $0.75 from $1.38, the opening market value of the Company's common stock following the announcement of the transaction, multiplied by the number of common shares into which the June 2015 Debentures are convertible. This discount will be amortized over the five year life of the Debentures. The embedded conversion feature contains an anti-dilution provision that allows for downward exercise price adjustments in certain situations. The embedded conversion feature was not bifurcated as it did not meet all of the elements of a derivative.
On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 6,198,832 shares of common stock, $0.001 par value per share, at an exercise price of $2.45 per share expiring in July 2019. The Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 5,847,955 shares of common stock at an initial conversion price of $2.565 per share. The Company's obligations under the Debentures are secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 11) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249). Proceeds from the Debentures are being used for general working capital purposes.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For financial reporting purposes, the $15,000 funded by the Investors on July 21, 2014 was allocated first to the fair value of the obligation to issue the Warrants, amounting to $5,296, then to the intrinsic value of the beneficial conversion feature on the Debentures of $4,565. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491, resulting in an initial carrying value of the Debentures of $4,647. The initial debt discount on the Debentures totaled $10,353 and is being amortized using the effective interest method over the five year life of the Debentures.
During the nine months ended September 30, 2015, the investors converted debentures amounting to $4,593 into 1,790,671 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $3,415 for the nine months ended September 30, 2015. As of September 30, 2015, the total outstanding amount of Debentures was $41,317.
Note 11
Warrants:
The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or "down-round" provisions) as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. In connection with the Senior secured notes (see Note 9), the Company issued warrants to purchase 3,000,000 shares of common stock. These warrants were classified as liabilities and had an initial fair value of $2,958. See the table below for the assumptions used.
As approved by the stockholders on September 30, 2015, the Company modified the terms of warrants held by the investors that participated in the June 2015 Debentures in excess of $5 million, which included reducing the exercise price of such warrants to $0.75 and adding down-round price protection provisions. These warrants had previously been classified and recorded in stockholders' equity. As a result of the modification these warrants now meet the definition of a derivative. The fair value of these warrants as of September 30, 2015 was $5,399 and have been reclassified to a warrant liability. As a result of the modification, the Company recorded a deemed dividend related to these warrants of $2,962, which was determined as the difference between the fair value of these warrants immediately before the modification and immediately after. The Company used the binomial method to value the warrants.  (See assumptions used in the table below.) The following is a listing of the warrants modified:
Issue date	# of warrants	Original Exercise Price	New Exercise Price

7/24/14 Series A	4,288,500	$2.45	$0.75
7/24/14 Series B	4,795,321	$2.45	$0.75

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company recognizes such warrants as liabilities at the fair value on each reporting date. The Company measured the fair value of these warrants as of September 30, 2015, and recorded other expense of $1,329 resulting from the increase of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $679 resulting from the increase of the liability associated with the fair value of the warrants for the nine months ended September 30, 2015, respectively. The Company measured the fair value of these warrants as of September 30, 2014, and recorded other income of $2,108 resulting from the decrease of the liability associated with the fair value of the warrants for the three month period and recorded other income of $7,151 resulting from the decrease of the liability associated with the fair value of the warrants for the nine months ended September 30, 2014, respectively. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014 is as follows:
	September 30, 2015	June 22, 2015	December 31, 2014
	(unaudited)	(unaudited)
Stock price	$ 1.14	$ 1.38	$ 1.20
Volatility	90.00%	90.00%	72.90 – 88.10%
Risk-free interest rate	0.02% - 1.30%	1.62%	1.65%
Expected dividend yield	0%	0%	0%
Expected warrant life	0.32 – 4.73 years	5 years	4.10 – 4.33 years
Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months for all financial liabilities categorized as Level 3 as of September 30, 2015.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	January 1, 2015	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed from Equity	September 30, 2015

10/31/2013	$233	$-	$309	$-	$542
2/5/2014	266	-	767	-	1,033
7/24/2014 Series A	-	-	-	3,452	3,452
7/24/2014 Series B	-	-	-	1,947	1,947
6/22/2015	-	2,958	(397)	-	2,561

Total	$499	$2,958	$679	$5,399	$9,535
Note 12
Stockholders' Equity:
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company's Board of Directors. There were 6,505 shares and 11,787 shares of Series B convertible preferred stock issued and outstanding on September 30, 2015 and December 31, 2014, respectively.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

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
In connection with this financing, the Company also granted resale registration rights with respect to the shares of common stock underlying the Series A preferred stock and the warrants pursuant to the terms of a Registration Rights Agreement. The purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. The Company was unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3,420 during the nine months ended September 30, 2014. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on March 18, 2014, which was declared effective by the SEC on April 3, 2014.
On July 24, 2014, in connection with the July 2014 Debentures (see Note 10, Convertible Debentures), the Company exchanged 12,300 shares of Series A convertible preferred stock issued on February 5, 2014 with 12,300 shares of Series B convertible preferred stock at a stated value of $1,000 per share convertible into common stock at an initial price of $2.565 per share. The preferred stock is immediately convertible into an aggregate of 4,795,321 shares of common stock. Holders of the Series B convertible preferred stock are entitled to dividends only in the event that dividends are paid on the common stock, and the preferred stock has no preferences over the common stock. In connection with the exchange, the Company issued the July 2014 Series B warrants to purchase up to an aggregate of 4,795,321 shares of common stock at an exercise price of $2.45 per share, expiring in January 2016. The July 2014 Series B warrants are immediately exercisable and are subject to certain ownership limitations.
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
During nine months ending September 30, 2015, 5,282.5 shares of Series B preferred stock were converted into 2,059,455 shares of common stock.
Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 9,887,358 and 6,037,232 issued and outstanding at September 30, 2015 and December 31, 2014, respectively.
On October 29, 2013, the Company entered into a securities purchase agreement with certain accredited investors in connection with a $6,000,000 registered offering of 422,819 shares of the Company's common stock, fully paid prefunded warrants (the "October 2013 Series B Warrants") to purchase up to 434,325 shares of its common stock and additional warrants ("October 2013 Series A Warrants") to purchase up to 685,715 shares of its common stock. The October 2013 Series A Warrants are exercisable beginning on May 1, 2014 at a price of $8.50 per share and expire on May 1, 2019. The October 2013 Series B Warrants were exercisable immediately for no additional consideration. The offering closed on October 31, 2013. The holders exercised all of the October 2013 Series B Warrants in March 2014.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

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
 Outstanding common stock warrants consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	69,321	$ 11.18
10/31/2013	4/30/2019	685,715	$ 0.75
2/5/2014	2/5/2019	1,329,731	$ 0.75
7/24/2014	7/24/2019	6,198,832	$ 0.75 - $ 2.45
7/24/2014	1/24/2016	4,795,321	$ 0.75
6/22/2015	6/22/2020	3,000,000	$ 0.75
		16,078,920
Note 13
Stock-based compensation:
Stock awards under the Company's stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly. Options under the plans expire up to a maximum of ten years from the date of grant.  Stock-based compensation to non-employee consultants, accounted for pursuant to FASB ASC 505-50-5, Equity, Equity Based Payments to Non-Employees, is granted for services rendered and is completely vested on the grant date.
The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:
	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.75%	2.14 – 2.45%
Volatility	85.68%	75.51 – 73.87%
Expected dividend yield	0%	0%
Expected life	6.5 years	6.5 years
Estimated forfeiture rate	0%	0%
Stock-based compensation expense, primarily included in general and administration, for the three and nine months ended September 30, 2015 was $1,007 and $1,483, respectively. For the three and nine months ended September 30, 2014 stock-based compensation was $115 and $427, respectively. The nine months ended September 30, 2014, also included $20 of non-employee stock-based compensation. As of September 30, 2015 there was $535 in unrecognized compensation expense.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 14
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generates revenues from the sale and usage of MelaFind devices. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. On June 22, 2015, the Company acquired the XTRAC and VTRAC businesses and has classified the revenues and expenses of this business to the two Dermatology Procedures segments. Accordingly, these revenues and operating expenses are included only for the period of June 23, 2015 through September 30, 2015. There are no corresponding revenues for the three and nine months ended September 30, 2014.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments.
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended September 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$7,033	$1,189	$101	$8,323
Costs of revenues	2,326	607	109	3,042
Gross profit	4,707	582	(8)	5,281
Gross profit %	66.9%	48.9%	(7.9%)	63.5%

Allocated operating expenses:
Engineering and product development	348	31	92	471
Selling and marketing expenses	3,554	97	350	4,001

Unallocated operating expenses	-	-	-	3,132
	3,902	128	442	7,604
Income (loss) from operations	805	454	(450)	(2,323)

Interest expense, net	-	-	-	(5,577)
Change in fair value of warrant liability	-	-	-	(1,329)
Other income (expense), net	-	-	-	(5)

Net income (loss)	$805	$454	$(450)	$(9,234)

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Three Months Ended September 30, 2014 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$-	$-	$218	$218
Costs of revenues	-	-	1,560	1,560
Gross profit	-	-	(1,342)	(1,342)
Gross profit %	0.0%	0.0%	(615.6%)	(615.6%)

Allocated operating expenses:
Engineering and product development	-	-	345	345
Selling and marketing expenses	-	-	429	429

Unallocated operating expenses	-	-	-	1,885
	-	-	774	2,659
Loss from operations	-	-	(2,116)	(4,001)

Interest expense, net	-	-		(527)
Change in fair value of warrant liability	-	-	-	2,108
Gain on sale of assets	-	-	-	11
Other income (expense), net	-	-	-	121

Net loss	$-	$-	$(2,116)	$(2,288)

Nine Months Ended September 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$7,138	$1,638	$239	$9,015
Costs of revenues	2,386	891	6,949	10,226
Gross profit	4,752	747	(6,710)	(1,211)
Gross profit %	66.6%	45.6%	(2807.5%)	(13.4%)

Allocated operating expenses:
Engineering and product development	355	62	529	946
Selling and marketing expenses	3,723	127	2,134	5,984

Unallocated operating expenses	-	-	-	6,819
	4,078	189	2,663	13,749
Income (loss) from operations	674	558	(9,373)	(14,960)

Interest expense, net	-	-	-	(8,738)
Change in fair value of warrant liability	-	-	-	(679)
Other income (expense), net	-	-	-	23

Net income (loss)	$674	$558	$(9,373)	$(24,354)

Nine Months Ended September 30, 2014 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$-	$-	$541	$541
Costs of revenues	-	-	3,755	3,755
Gross profit	-	-	(3,214)	(3,214)
Gross profit %	0.0%	0.0%	(594.1%)	(594.1%)

Allocated operating expenses:
Engineering and product development	-	-	1,423	1,423
Selling and marketing expenses	-	-	2,366	2,366

Unallocated operating expenses	-	-	-	5,988
	-	-	3,789	9,777
Loss from operations	-	-	(7,003)	(12,991)

Interest expense, net	-	-	-	(528)
Change in fair value of warrant liability	-	-	-	7,151
Gain on sale of assets	-	-	-	16
Other income (expense), net	-	-	-	131
Registration rights liquidated damages	-	-	-	(3,420)

Net loss	$-	$-	$(7,003)	$(9,641)

For the three and nine months ended September 30, 2015 and 2014 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic	$7,114	$55	$7,236	$140
Foreign	1,209	163	1,779	401
	$8,323	$218	$9,015	$541

Note 15
Significant Customer Concentration:
For the three months ended September 30, 2015, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $949, or 11.4%, of total revenues for such period. For the nine months ended September 30, 2015, revenues from sales to the Company's international master distributor  were $1,385, or 15.4%, of total revenues for such period. At September 30, 2015, the accounts receivable balance from GlobalMed Technologies was $363, or 8.7%, of total net accounts receivable. No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2015 and 2014.

MELA SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 16
Subsequent Events:
During October 2015, investors converted debentures amounting to $676 into 296,035 shares of common stock. See Note 10.
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. The agreements include compensation of $120 for each director and expire on June 30, 2016.
On November 9, 2015, Robert W. Cook, Chief Financial Officer of the Company upon mutual agreement with the Board of Directors, resigned from his position as the Company's Chief Financial Officer, effective immediately. Mr. Cook will remain an employee of the Company at his current salary and benefits in the position of Senior Financial Advisor until January 15, 2016, subject to terms to be agreed upon in a Transition Services Agreement and Release, entered into as of November 11, 2015, which will entitle him to severance payments through October 6, 2016.
Also on November 9, 2015, the Board appointed Christina L. Allgeier, age 43, as the Company's Chief Financial Officer, effective immediately. Ms. Allgeier, has served as the Company's Chief Accounting Officer.  Ms. Allgeier graduated with a B.S. in accounting from Penn State University. Ms. Allgeier holds a license from the Commonwealth of Pennsylvania as a certified public accountant. For the past fifteen years Ms. Allgeier had been employed by PhotoMedex, Inc. (including a period with Surgical Laser Technologies, Inc. which was acquired by PhotoMedex in 2002). Ms. Allgeier served as Chief Accounting Officer of PhotoMedex from December 2011 until the purchase of the assets from PhotoMedex in June 2015. From November 2009 until the reverse acquisition of Radiancy, Inc. by PhotoMedex in December 2011, Ms. Allgeier served as Chief Financial Officer of PhotoMedex.

ITEM 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of MELA Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "MELA Sciences," or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Form 8-K filed August 3, 2015. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
MELA Sciences, Inc. ("MELA" or "we" or the "Company") is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 we completed the acquisition of the XTRAC excimer laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. The XTRAC and VTRAC products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,528 plus the assumption of certain business-related liabilities. These products generated $30,600 in revenues in 2014 and achieved year-over-year growth of 41% with a gross margin of 60.1%. Management believes that these businesses acquired create a platform on which to transform MELA into a leading medical dermatology company. Management further believes that the cash flow generated by these businesses will be sufficient to finance our operations for the foreseeable future.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet  light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2015, there were 698 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 590 at the end of September 2014. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2014, over 300,000 XTRAC laser treatments were performed on approximately 19,000 patients in the United States.
The financial results of the XTRAC and VTRAC businesses have been included in the results of operations subsequent to June 22, 2015, the date of the acquisition. The assets of the businesses purchased and liabilities assumed have been consolidated as of June 22, 2015.
Management anticipates that the acquisition of the XTRAC and VTRAC businesses will help to facilitate the commercialization of MelaFind®, as well as the further design and development of this technology. MelaFind is a non-invasive, point-of-care (i.e., in the doctor's office) instrument designed to aid in the dermatologists' decision to biopsy pigmented skin lesions, particularly melanoma. The successful commercialization of MelaFind is dependent on the establishment of reimbursement policies that include the use of the MelaFind's capabilities to assist in the biopsy decision. Management anticipate that it may require several years of continued effort for insurance companies to establish such policies.

In July 2015, the CPT® Editorial Panel of the American Medical Association posted to the AMA's website the list of Category III codes that will become effective January 16, 2016.  These codes included T0400 and T0401, which apply to our MelaFind system. This action followed from our application submitted in July 2014 for a Current Procedural Terminology ("CPT") code, which is necessary for Medicare Part B reimbursement by the Centers for Medicare and Medicaid Services ("CMS").
Key Technology
•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases for which there are no cures. Eximer lasers deliver narrow ultraviolet B ("UVB") light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission is achieved and vitiligo patches are repigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
•
MelaFind®. MelaFind received a Pre-Market Approval, or PMA, from the FDA, in 2012, having already received in September 2011 Conformité Européenne ("CE") Mark approval. MelaFind is a non-invasive, point–of-care, (i.e. in the doctor's office) instrument to aid dermatologists in their decision to biopsy suspicious pigmented lesions, (e.g. melanoma). MelaFind aids in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy in order to rule out melanoma. MelaFind acquires and displays multi-spectral (from blue to near infrared) images and dermoscopic Red Green Blue ("RGB") digital data from pigmented skin lesions.

Sales and Marketing
As of September 30, 2015, our sales and marketing personnel consisted of 52 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
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

We have two distribution channels for our phototherapy treatment equipment. We either (i) place our lasers in a physician's office (at no charge to the physician) and generally charge the physician a fee for an agreed upon number of treatments or (ii) sell our lasers through a distributor or directly to a physician. In some cases, when the laser is placed in a physician's office at no charge, we and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.
When we place a laser in a physician's office, we generally recognize revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain our obligation because the treatments can only be performed on our-owned equipment. Once the treatments are performed, this obligation has been satisfied.
We defer substantially all revenue from sales of treatment codes ordered by and performed by our customers within the last two weeks of the period in determining the amount of procedures performed by our customers. Management believes this approach closely approximates the actual amount of unused treatments that exist at the end of a period.
Deferred revenue includes amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities are deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.
Other than those noted above, there have been no additional changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Dermatology Recurring Procedures	$7,033	$-	$7,138	$-
Dermatology Procedures Equipment	1,189	-	1,638	-
Dermatology Imaging	101	218	239	541

Total Revenues	$8,323	$218	$9,015	$541
We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, these revenues are included only for the period of June 23, 2015 through September 30, 2015. Therefore, there are no corresponding revenues for the three and nine months ended September 30, 2014.

Dermatology Recurring Procedures
Recognized treatment revenue for the three and nine months ended September 30, 2015 was $7,033 and $7,138, respectively, which approximates 94,000 treatments and 95,000 treatments, respectively, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2015, we deferred net revenues of $188 under this approach.
Dermatology Procedures Equipment
For the three and nine months ended September 30, 2015 dermatology equipment revenues were $1,189 and $1,638, respectively. There was one domestic XTRAC laser sale for the three and nine months ended September 30, 2015. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers and to provide the sales and marketing support which we believe is necessary for the customer to drive a successful XTRAC program. Internationally, we sold 17 systems for the three months ended September 30, 2015, 13 of which were VTRAC systems, a lamp-based alternative UVB light source. Internationally, we sold 25 systems for the nine months ended September 30, 2015, 14 of which were VTRAC systems.
Dermatology Imaging
For the three months ended September 30, 2015 and 2014, imaging revenues were $101 and $218, respectively. For the nine months ended September 30, 2015 and 2014, imaging revenues were $241 and $541, respectively. Imaging revenues are generated from the MelaFind systems, through direct capital equipment sales and through a leasing model. Under the leasing model, there is an upfront installation fee and a monthly usage fee based on the number of lesions examined.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Dermatology Recurring Procedures	$2,326	$-	$2,386	$-
Dermatology Procedures Equipment	607	-	891	-
Dermatology Imaging	109	1,560	6,949	3,755

Total Cost of Revenues	$3,042	$1,560	$10,226	$3,755
As we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, cost of revenues related to this business was included from June 23, 2015 through September 30, 2015. There were no corresponding cost of revenues for the three and nine months ended September 30, 2014.

Cost of revenues increased to $3,042 for the three months ended September 30, 2015 compared to $1,560 for the three months ended September 30, 2014. Cost of revenues have increased to $10,226 for the nine months ended September 30, 2015 compared to $3,755 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems.
Gross Profit Analysis
Gross profit increased to $5,281 for the three months ended September 30, 2015 from ($1,342) during the same period in 2014. As a percentage of revenues, the gross margin was 63.5% for the three months ended September 30, 2015 from (615.6%) during the same period in 2014. Gross profit increased to ($1,211) for the nine months ended September 30, 2015 from ($3,214) during the same period in 2014. As a percentage of revenues, the gross margin was (13.4%) for the nine months ended September 30, 2015 from (594.1%) during the same period in 2014.
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
	For the Three Months Ended September 30, 2015				For the Three
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	Total	Months Ended September 30, 2014

Revenues	$7,033	$1,189	$101	$8,323	$218

Cost of revenues	2,326	607	109	3,042	1,560

Gross profit	$4,707	$582	$(8)	$5,281	$(1,342)
Gross margin percentage	66.9%	48.9%	(7.9%)	63.5%	(615.6%)

	For the Nine Months Ended September 30, 2015				For the Nine
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	Total	Months Ended September 30, 2014

Revenues	$7,138	$1,638	$239	$9,015	$541

Cost of revenues	2,386	891	6,949	10,226	3,755

Gross profit	$4,752	$747	$(6,710)	$(1,211)	$(3,214)
Gross margin percentage	66.6%	45.6%	(2,807.5%)	(13.4%)	(594.1%)

The primary reason for the changes in gross profit for the three and nine months ended September 30, 2015, compared to the same period in 2014, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses was included from June 23, 2015 through September 30, 2015 and was allocated to the two Dermatology Procedures segments. There was no corresponding gross profit for the three and nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems.

Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2015 increased to $471 from $345 for the three months ended September 30, 2014. Engineering and product development expenses for the nine months ended September 30, 2015 decreased to $946 from $1,423 for the nine months ended September 30, 2014. The decrease related to planned cost reductions. Ongoing research and development efforts for the MelaFind technology is focused on future product enhancements. Offsetting some of the decrease was $379 and $417 in engineering and product development expenses related to the XTRAC and VTRAC businesses for the three and nine months ended September 30, 2015, respectively. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the expenses were included only from June 23, 2015 through September 30, 2015. There was no corresponding expense for the three and nine months ended September 30, 2014.
Selling and Marketing Expenses
For the three months ended September 30, 2015, selling and marketing expenses increased to $4,001 from $429 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, selling and marketing expenses increased to $5,984 from $2,366 for the nine months ended September 30, 2014. The increases were related to the XTRAC and VTRAC businesses of $3,650 and $3,850, respectively. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the expenses were included only from June 23, 2015 through June 30, 2015. There was no corresponding expense for the three and nine months ended September 30, 2014. Offsetting some of the increases, were decreases in the MelaFind Division primarily related to salary and headcount decreases and overall impact of cost reduction initiatives.
General and Administrative Expenses
For the three months ended September 30, 2015, general and administrative expenses increased to $3,132 from $1,885 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, general and administrative expenses increased to $6,819 from $5,988 for the nine months ended September 30, 2014. The changes were due to the following reasons:
•	In the three and nine months ended September 30, 2015, we recorded $826 in stock-based compensation expense related to the special option issuance to certain board directors.
•
In the three and nine months ended September 30, 2015, we had additional expenses of $745 and $803 in general and administrative expenses related the XTRAC and VTRAC businesses. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the expenses were included only from June 23, 2015 through September 30, 2015. There was no corresponding expense for the three and nine months ended September 30, 2014.

•	In the nine months ended September 30, 2015, we recorded $456 in costs related to the asset purchase.
Interest Expense, Net
Interest expense for the three months ended September 30, 2015 was $5,577 compared to $527 in the three months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 was $8,738 compared to $528 in the nine months ended September 30, 2014. Interest expense during the periods of 2015 and 2014 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. The 2015 periods also include interest expense related to both the senior note and the 2.25% senior convertible debentures issued on June 22, 2015. Additionally, approximately $3,383 of interest expense was recognized as a result of the conversion of $4,593 of debentures into common stock during the nine months ended September 30, 2015.

Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of September 30, 2015, and recorded $1,329 and $679 in other expense for the three and nine months ended September 30, 2015. We measured the fair value of these warrants as of September 30, 2014, and recorded $2,108 and $7,151 in other income for the three and nine months ended September 30, 2014.
Registration Rights Liquidated Damages
In connection with the February 2014 financing, we granted to the Purchasers resale registration rights with respect to the shares of common stock underlying the Series A Preferred Stock and the warrants pursuant to the terms of a Registration Rights Agreement. In addition to the registration rights, the Purchasers were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, effectiveness and maintaining an effective registration statement covering the shares underlying the Series A Preferred Stock and the warrants. We were unable to meet certain filing and effectiveness requirements and as a result paid liquidated damages to the Purchasers in the aggregate amount of $3,400.
Other Income (Expense), net
Other expense, net for the three months ended September 30, 2015 was $5 compared to other income of $131 for the three months ended September 30, 2014. Other income, net for the nine months ended September 30, 2015 was $23 compared to $147, for the nine months ended September 30, 2014. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the licensing of certain technology patents.
Net Loss
The factors described above resulted in net loss of $9,234 during the three months ended September 30, 2015, as compared to net loss of $2,288 during the three months ended September 30, 2014. The factors described above resulted in net loss of $24,354 during the nine months ended September 30, 2015, as compared to a net loss of $9,641 during the nine months ended September 30, 2014.
Deemed Dividend
As approved by the stockholders on September 30, 2015, we modified the terms of warrants, held by the investors that participated in the June 2015 Debentures in excess of $5 million, which included reducing the exercise price of such warrants to $0.75 and adding down-round price protection provisions. These warrants had previously been classified and recorded in stockholders' equity. As a result of the modification these warrants now meet the definition of a derivative. As a result of the modification, we recorded a deemed dividend related to these warrants of $2,962, which was determined as the difference between the fair value of these warrants immediately before the modification and immediately after. The binomial method was used to value the warrants.
Non-GAAP adjusted income (loss)
As a result of our acquisition of the XTRAC and VTRAC products, we have determined to supplement our condensed consolidated financial statements, prepared in accordance with GAAP, presented elsewhere within this report, we will provide certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted income.
We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, GAAP measures. These non-GAAP measures are provided to enhance readers' overall understanding of our current financial performance and to provide further information for comparative purposes.

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

	For the Three Months Ended September 30,
	2015	2014	Change

Net loss	$(9,234)	$(2,288)	$(6,946)

Adjustments:
Depreciation and amortization	1,710	489	1,221
Interest expense, net	506	104	402
Non-cash interest expense	5,071	423	4,648

EBITDA	(1,947)	(1,272)	(675)

Stock-based compensation expense	1,007	115	892
Change in fair value of warrants	1,329	(2,108)	3,437

Non-GAAP adjusted income (loss)	$389	$(3,265)	$3,654

	For the Nine Months Ended September 30,
	2015	2014	Change

Net loss	$(24,354)	$(9,641)	$(14,713)

Adjustments:
Depreciation and amortization	2,348	1,371	977
Interest expense, net	794	105	689
Non-cash interest expense	7,944	423	7,521

EBITDA	(13,268)	(7,742)	(5,526)

Stock-based compensation expense	1,483	447	1,036
Acquisition costs	456	-	456
Change in fair value of warrants	679	(7,151)	7,830
Registration rights liquidated damages	-	3,420	(3,420)
Impairment of property and equipment	920	-	920
Inventory valuation reserves	4,818	-	4,818

Non-GAAP adjusted loss	$(4,912)	$(11,026)	$6,114

Liquidity and Capital Resources
As of September 30, 2015 we had ($3,305) of working capital compared to $14,517 as of December 31, 2014. Cash and cash equivalents were $3,269, including restricted cash of $100, as of September 30, 2015, as compared to $11,434 as of December 31, 2014.
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
In July 2014, we raised additional net proceeds of approximately $13,800 through the issuance of 4% senior secured convertible debentures due July 2019, Series B convertible preferred stock and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 5.8 million shares of our common stock at a price of $2.565 per share. Our obligations under the debentures are secured by a first priority lien on all of our intellectual property. Through the nine months of 2015, $6,182 of debentures and $3,500 of preferred stock were converted into common stock.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of 2.25% senior secured convertible debentures due June 2020, Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 43.3 million shares of our common stock at a price of $0.75 per share. Our obligations under the debentures are secured by a first priority lien on all of our assets. Through the nine months of 2015, $35 of debentures were converted into common stock.
We have experienced recurring losses and negative cash flow from operations since inception. We have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Although we plan to refinance the Senior secured notes that became due on October 30, 2015 with longer term debt, the terms and availability of which we cannot determine at this time. The timing and availability of any such refinancing cannot be assured and will be affected by numerous factors, many of which are not under our control. There can be no assurance that we will be able to raise additional funding as may be needed or on terms that are acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. We have not made any adjustments to our consolidated financial statements with respect to this uncertainty.
The XTRAC and VTRAC businesses, which were acquired on June 22, 2015, have had positive cash flows from operations prior to the acquisition. We believe that our cash as of September 30, 2015 combined with the anticipated revenues from the sale of our products will be sufficient to cover our operations for the foreseeable future, however we cannot assure you that additional financing will not be required. Additionally, as mentioned above, we must refinance the Senior Secured notes.
Net cash and cash equivalents used in operating activities was $7,045 for the nine months ended September 30, 2015 compared to cash used in operating activities of $14,668 for the nine months ended September 30, 2014. The primary reasons for the change was the cash from operations generated by the XTRAC and VTRAC business, which was acquired on June 22, 2015, and a continued effort to reduce expenses.
Net cash and cash equivalents used in investing activities was $43,583 for the nine months ended September 30, 2015 compared to cash provided by investing activities of $17 for the nine months ended September 30, 2014. The primary reason for the change was the asset purchase of the XTRAC and VTRAC business during the nine months ended September 30, 2015.
Net cash and cash equivalents provided by financing activities was $42,346 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $25,335 for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, we completed a financing consisting of Senior secured notes amounting to $10,000 and senior secured convertible debentures of $32,500. In the nine months ended September 30, 2014, we received proceeds from the private placement/public offerings of $11,458 and $15,000 from convertible preferred stock and debentures.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2014 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At September 30, 2015, we had no off-balance sheet arrangements.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams and our belief that the cash flow generated by these businesses will be sufficient to finance our operations, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2014, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and short-term investments. We invest in high-quality financial instruments, primarily money market funds, with the average effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any institution.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We completed an evaluation, as of December 31, 2014 as to the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures specifically related to proper review and monitoring were not operating effectively at that date. In connection with the audit of our financial statements for the year ended December 31, 2014, management noted that the two accounts impacted by the changes in our business model, inventory and fixed assets, took longer than anticipated to reconcile. As a result of these factors, the closing process was delayed and there were a number of post-closing adjustments in these and other areas.

Management implemented certain remediatory procedures during 2015 that had been developed and adopted following the filing of our 2014 Annual Report on Form 10-K, which were intended to reasonably assure management that our disclosure controls and procedures as of September 30, 2015 are effective. In the quarter ended September 30, 2015, we moved our financial close, and the internal control over financial reporting to the new finance organization. This organization was obtained as part of the asset purchase on June 22, 2015. This finance organization had maintained an effective control environment, prior to the purchase, for several years. Management will re-evaluate the effectiveness of its disclosure controls and procedures for the year ended 2015.
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
Changes in Internal Control over Financial Reporting
The changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are noted in the above evaluation of disclosure controls and procedures.
During the third quarter of 2015, the processes were transferred to the new finance organization. This change improved the control environment and provided an overall improvement to the effectiveness of the design and operation of our disclosure controls and procedures.
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
ITEM 1A. Risk Factors
As of September 30, 2015, our risk factors have not changed materially from the risk factors previously disclosed in our Form 8-K filed on August 3, 2015, which we incorporate herein by reference.
ITEM 2. Unregistered sales of equity securities and use of proceeds
None.
ITEM 3. Defaults upon senior securities.
None.

ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
On November 9, 2015, Robert W. Cook, Chief Financial Officer of the Company upon mutual agreement with the Board of Directors, resigned from his position as the Company's Chief Financial Officer, effective immediately. Mr. Cook will remain an employee of the Company at his current salary and benefits in the position of Senior Financial Advisor until January 15, 2016, subject to terms to be agreed upon in a Transition Services Agreement and Release, entered into as of November 11, 2015, which will entitle him to severance payments through October 6, 2016.

ITEM 6.  Exhibits
3.1
Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Registration Statement on Form S-3 (File No. 333-167113), as filed on May 26, 2010).

3.2	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 contained in our Form 8-K current report as filed on July 21, 2015).
3.3
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 7, 2014).

3.4
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, filed on July 10, 2014).

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, filed on February 3, 2014).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, filed on July 23, 2014).

3.7
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 30, 2015).

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 contained in our Form 8-K current report, filed on June 23, 2015).
4.2	Form of 9.0% Senior Secured Notes (Incorporated by reference to Exhibit 4.2 contained in our Form 8-K current report, filed on June 23, 2015).
4.3
Form of 2.25% Series A Senior Secured Convertible Debenture (Incorporated by reference to Exhibit 4.3 contained in our Form 10-Q quarterly report for the quarter ended June 30, 2015 filed on August 14, 2015).

4.4
Form of 2.25% Series B Senior Unsecured Convertible Debenture (Incorporated by reference to Exhibit 4.4 contained in our Form 10-Q quarterly report for the quarter ended June 30, 2015 filed on August 14, 2015).

10.1
Warrant Amendment Agreement dated as of June 22, 2015 (effective September 30, 2015) by and among the Company and parties identified on the signature pages thereto (Incorporated by reference to Exhibit 10.5 contained in our Form 8-K current report filed on June 23, 2015).

10.2	Consulting Agreement, dated as of November 4, 2015 between the Company and Jeffrey F. O'Donnell, Sr. (Filed herewith).
10.3	Consulting Agreement, dated as of November 4, 2015 between the Company and Samuel E. Navarro (Filed herewith).
10.4	Transition Agreement and Release dated as of November 9, 2015 between the Company and Robert W. Cook (Filed herewith).
10.5	Employment Agreement dated as of November 9, 2015 between the Company and Christina L. Allgeier (File herewith).

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELA SCIENCES, INC.

Date November 16, 2015	By:	/s/ Michael R. Stewart
Name Michael R. Stewart
Title Chief Executive Officer

Date November 16, 2015	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer