Form 10-Q
period 2016-03-31
STRATA Skin Sciences, Inc.
filed 2016-05-16
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 13, 2016 was 10,587,804 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,120	$3,303
Restricted cash	-	15
Accounts receivable, net of allowance for doubtful accounts of $80 and $45, respectively	3,247	4,068
Inventories, net	4,152	4,128
Prepaid expenses and other current assets	377	465
Total current assets	10,896	11,979

Property and equipment, net	12,818	13,851
Patents and licensed technologies, net	7,003	7,247
Other intangible assets, net	7,770	7,980
Goodwill	8,928	8,928
Other assets	94	94
Total assets	$47,509	$50,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$195	$299
Accounts payable	3,503	4,446
Other accrued liabilities	1,639	2,161
Deferred revenues	225	173
Total current liabilities	5,562	7,079

Long-term liabilities:
Long-term debt, net	11,344	9,851
Senior secured convertible debentures, net	10,308	9,839
Warrant liability	5,057	7,042
Deferred tax liability	179	119
Other liabilities	27	62
Total liabilities	32,477	33,992

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,505 shares issued and outstanding	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 10,503,393 and 10,283,393 shares issued and outstanding, respectively	11	10
Additional paid-in capital	223,696	223,315
Accumulated deficit	(208,677)	(207,240)
Accumulated other comprehensive income	1	1
Total stockholders' equity	15,032	16,087
Total liabilities and stockholders' equity	$47,509	$50,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$7,620	$81

Cost of revenues	3,422	711

Gross profit (loss)	4,198	(630)

Operating expenses:
Engineering and product development	525	239
Selling and marketing	3,710	1,027
General and administrative	2,101	1,736
	6,336	3,002

Operating loss before other income (expense), net	(2,138)	(3,632)

Other income (expense), net:
Interest expense, net	(1,218)	(2,324)
Change in fair value of warrant liability	1,985	(1,334)
Other income, net	-	18
	767	(3,640)

Loss before income taxes	(1,371)	(7,272)

Income tax expense	(66)	-

Net loss	$(1,437)	$(7,272)

Net loss per share:
Basic	$(0.14)	$(1.12)
Diluted	$(0.26)	$(1.12)

Shares used in computing net loss per share:
Basic	10,339,657	6,471,906
Diluted	13,307,923	6,471,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2016	6,505	$1	10,283,393	$10	$223,315	$(207,240)	$1	$16,087
Stock-based compensation	-	-	-	-	170	-	-	170
Conversion of senior secured convertible debentures	-	-	220,000	1	164	-	-	165
Warrants issued in connection with debt	-	-	-	-	47	-	-	47
Net loss for the three months ended March 31, 2016	-	-	-	-	-	(1,437)	-	(1,437)
BALANCE, MARCH 31, 2016	6,505	$1	10,503,393	$11	$223,696	$(208,677)	$1	$15,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,437)	$(7,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,684	316
Provision for doubtful accounts	40	1
Stock-based compensation	170	230
Deferred tax provision	60	-
Amortization of debt discount	639	2,015
Amortization of deferred financing costs	48	180
Change in fair value of warrant liability	(1,985)	1,334
Changes in operating assets and liabilities:
Accounts receivable	782	214
Inventories	(24)	113
Prepaid expenses and other assets	88	(76)
Accounts payable and accrued expenses	(955)	(110)
Other accrued liabilities	(523)	(8)
Other liabilities	(35)	(10)
Deferred revenues	52	(28)
Net cash used in operating activities	(1,396)	(3,101)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(197)	-
Restricted cash	15	(100)
Net cash used in investing activities	(182)	(100)

Cash Flows From Financing Activities:
Proceeds from long-term debt	1,500	-
Payments on notes payable	(105)	-
Net cash provided by financing activities	1,395	-

Net decrease in cash and cash equivalents	(183)	(3,201)
Cash and cash equivalents, beginning of period	3,303	11,434

Cash and cash equivalents, end of period	$3,120	$8,233

Supplemental information:
Cash paid for interest	$442	$139

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$165	$2,308
Conversion of convertible preferred stock into common stock	$-	$1,508
Reclassification of property and equipment to inventory, net	$-	$26
Recognition of warrants issued as debt discount	$47	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 the Company completed the acquisition of the XTRAC Excimer Laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. which included a subsidiary in India, PhotoMedex India Ltd. The XTRAC® and VTRAC® products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,500 plus the assumption of certain business-related liabilities. Management believes that the cash flow generated by these businesses will be sufficient to finance the Company's operations for the foreseeable future. (See Note 2, Acquisition.)
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2016, there were 730 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Liquidity
As of March 31, 2016, the Company had an accumulated deficit of $208,677 and has incurred losses and negative cash flows from operations since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management believes that its cash and cash equivalents as of March 31, 2016 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the second quarter of 2017.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016,  the results of operations for the three months ended March 31, 2016 and 2015, the statement of stockholders' equity for the three months ended March 31, 2016 and the statement of cash flows for the three months ended March 31, 2016 and 2015. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements as of December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2016, the more significant estimates include (1) revenue recognition, including deferred revenues and valuation allowances of accounts receivable, (2) the fair value of assets acquired and liabilities assumed in the business combination, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards and (5) the valuation allowance related to deferred tax assets.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company's recurring fair value measurements at March 31, 2016 and December 31, 2015 are as follows:
	Fair Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$5,057	$-	$-	$5,057

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$7,042	$-	$-	$7,042
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $18,251 as of March 31, 2016. As of December 31, 2015 the fair value of total debt approximated the recorded value of $15,958.
Several of the warrants have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants contain full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 10, Warrants, for additional discussion.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2016 is summarized as follows:
March 31, 2016
(unaudited)
Accrual at beginning of year	$226
Additions charged to warranty expense	72
Expiring warranties/claimed satisfied	(119)
Total	179
Less: current portion	(155)
$24

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
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
For the three months ended March 31, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.
Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the three months ended March 31, 2016:
March 31, 2016

Net loss	$(1,437)
Gain on the change in fair value of the warrant liability	(1,985)
Diluted earnings	$(3,422)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	10,339,657
Dilutive effect of warrants	2,968,266
Diluted number of common and common stock equivalent shares outstanding	13,307,923
For the three months ended March 31, 2015, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive. The loss on the change in fair value of the warrant liability would be considered in the diluted earnings per share calculation and was deemed to be antidilutive.
Potential common stock equivalents outstanding as of March 31, 2016 and 2015 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	March 31,
	2016	2015
Common stock equivalents of convertible debentures	46,215,126	4,328,466
Common stock purchase warrants	16,729,362	13,078,920
Common stock equivalents of convertible preferred stock	2,535,866	4,007,406
Common stock options	2,669,352	1,293,701
Total	68,149,706	22,708,493
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard was effective for reporting periods beginning after December 15, 2015 and early adoption was permitted. The Company adopted this ASU effective January 1, 2016. (See Note 8, Convertible Debentures.)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016 and March 31, 2016. The Company's deferred tax assets is provided with full valuation allowance as of December 31, 2015. As such, the Company does not expect that this standard will have a significant impact on its consolidated financial statements and disclosures upon adoption.
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
The fair value of the assets acquired and liabilities assumed were based on management. The significant intangible assets to be recognized in the valuation are core and product technologies, tradenames and customer relationships. The estimated useful lives over which these assets will be amortized, utilizing the straight line method, are five years for product technologies and ten years for core technologies, tradenames and customer relationships. The following allocation of the aggregate fair value is subject to adjustment based on the fair value of the assets acquired and the liabilities assumed. The Company estimated fair value of the intangibles and lasers placed in service was based on the income approach which estimated cash flow that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions. The fair value of the Company's remaining fixed assets was estimated based on the cost approach which estimated the cost to replace.
Fair Value
Current assets	$7,233
Property, plant and equipment	14,340
Identifiable intangible assets	16,100
Other assets	45
Total assets assumed	37,718

Current liabilities	(3,945)
Note payable	(57)
Other long term liabilities	(116)
Total liabilities assumed	(4,118)

Net assets acquired	$33,600
The purchase price exceeded the fair value of the net assets acquired by $8,928, which was recorded as goodwill.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The consolidated results of operations do not include any revenues or expenses related to XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company's unaudited pro-forma results for the three months ended March 31, 2015 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2015 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:
Three Months Ended March 31,2015
(unaudited)

Net revenues	$7,557
Net loss	$(10,157)
Net loss per basic and diluted share:	$(1.57)
Shares used in calculating net loss per basic and diluted share:	6,471,906
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2014, nor to be indicative of future results of operations.
Note 3
Inventories, net:
	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$3,792	$3,706
Finished goods	360	422
Total inventories	$4,152	$4,128
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 4
Property and Equipment, net:
	March 31, 2016	December 31, 2015
	(unaudited)
Lasers placed-in-service	$15,966	$15,782
Equipment, computer hardware and software	1,244	1,219
Furniture and fixtures	2,054	2,080
Leasehold improvements	931	931
	20,195	20,012
Accumulated depreciation and amortization	(7,377)	(6,161)
Property and equipment, net	$12,818	$13,851
Depreciation and related amortization expense was $1,230 and $41 for the three months ended March 31, 2016 and 2015, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Note 5
Patents and Licensed Technologies, net:
	March 31, 2016	December 31, 2015
	(unaudited)
Core technology	$5,974	$5,974

Product technology	2,000	2,000
	7,974	7,974
Accumulated amortization	(971)	(727)
Patents and licensed technologies, net	$7,003	$7,247
Related amortization expense was $244 and $1 for each of the three month ended March 31, 2016 and 2015.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2016	$731
2017	975
2018	975
2019	975
2020	775
Thereafter	2,572
Total	$7,003
Note 6
Other Intangible Assets:
Set forth below is a detailed listing of other definite-lived intangible assets:
	March 31, 2016	December 31, 2015
	(unaudited)
Customer relationships	$6,900	$6,900
Tradenames	1,500	1,500
	8,400	8,400
Accumulated amortization	(630)	(420)
Other intangible assets, net	$7,770	$7,980
Related amortization expense was $210 and $ 0 for the three months ended March 31, 2016 and 2015, respectively.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Remaining 2016	$630
2017	840
2018	840
2019	840
2020	840
Thereafter	3,780
Total	$7,770

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Note 7
Other Accrued Liabilities:
	March 31, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$155	$168
Accrued compensation, including commissions and vacation	921	1,336
Accrued sales and other taxes	375	349
Accrued professional fees	175	265
Other accrued liabilities	13	43
Total other accrued liabilities	$1,639	$2,161
Note 8
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	March 31, 2016	December 31, 2015
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $25,718 and $26,267, respectively; and deferred financing costs of $554 and $522, respectively	$5,841	$5,489
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,816 and $3,922, respectively; and deferred financing costs of $432 and $443, respectively	4,467	4,350
Total convertible debt	$10,308	$9,839
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 6,198,832 shares of common stock, $0.001 par value per share, at an exercise price of $2.45 per share expiring in July 2019. The July 2014 Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 5,847,955 shares of common stock at an initial conversion price of $2.565 per share. The Company's obligations under the July 2014 Debentures are secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 10, Warrants) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).
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
During the three months ended March 31, 2016, the investors converted debentures amounting to $165 into 220,000 shares of common stock for the June 2015 note. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $136 for the three months ended March 31, 2016.
As a condition of the new note facility (See Note 9, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. The Company evaluated the modifications to determine if there was an extinguishment of debt. Based on the valuation, the discounted cash flows did not change by more than 10%, thus they were treated as a modification.
As of March 31, 2016, the total outstanding amount of Debentures was $40,828.
Note 9
Long-term Debt:
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company is in compliance with these covenants as of March 31, 2016. Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5%. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. As of March 31, 2016 the net balance of long-term debt is $11,344.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In connection with the issuance of the Term Note the Company issued MidCap (and the lenders), on December 30, 2015, a warrant to purchase 650,442 shares of the Company's common stock for an exercise price of $1.13. Additionally, the Company issued MidCap (and the lenders), on January 29, 2016, a warrant to purchase 99,057 shares of the Company's common stock for an exercise price of $1.06. The warrants are exercisable at any time on or prior to the fifth anniversary of its issue date. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 60 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company's common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:
	December 31, 2015	January 29, 2016

Number of shares underlying warrants	650,442	99,057
Exercise price	$1.13	$1.06
Stock price on date of issuance	$1.11	$1.05
Fair value of warrants	$321	$47
Volatility	50.0%	50.0%
Risk-free interest rate	1.8%	1.8%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years
Note 10
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
The Company recognizes such warrants as liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015 is as follows:
	March 31, 2016	December 31, 2015

Number of shares underlying the warrants	14,099,267	14,099,267
Stock price	$0.95	$1.11
Volatility	50.00%	35.90 – 50.00%
Risk-free interest rate	0.26% – 1.07%	0.02% - 1.63%
Expected dividend yield	0%	0%
Expected warrant life	0.32 – 4.23 years	0.07 – 4.48 years

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three month periods ended March 31, 2016 and 2015, for all financial liabilities categorized as Level 3 as of March 31, 2016 and March 31, 2015, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2015	Decrease in Fair Value	March 31, 2016

10/31/2013	$379	$(99)	$280
2/5/2014	715	(187)	528
7/24/2014 Series A (1)	2,415	(621)	1,794
7/24/2014 Series B (1)	1,726	(638)	1,088
6/22/2015	1,807	(440)	1,367

Total	$7,042	$(1,985)	$5,057

(1)  These warrants were modified on September 30, 2015 and as a result of the modification these warrants met the definition of a derivative and were reclassified to a warrant liability.

Issuance Date	December 31, 2014	Increase in Fair Value	March 31, 2015

10/31/2013	$233	$377	$610
2/5/2014	266	957	1,223

Total	$499	$1,334	$1,833
Number of Warrants Subject to Remeasurement:
Issuance Date	December 31, 2015	Additions	Reductions	March 31, 2016

10/31/2013	685,715	-	-	685,715
2/5/2014	1,329,731	-	-	1,329,731
7/24/2014 Series A	4,288,500	-	-	4,288,500
7/24/2014 Series B	4,795,321	-	-	4,795,321
6/22/2015	3,000,000	-	-	3,000,000

Total	14,099,267	-	-	14,099,267

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 11
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants consist at March 31, 2016 of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	4/30/2019	685,715	$0.75
2/5/2014	2/5/2019	1,329,731	$0.75
7/24/2014	7/24/2019	6,198,832	$0.75 - $ 2.45
7/24/2014	7/24/2016	4,795,321	$0.75
6/22/2015	6/22/2020	3,000,000	$0.75
12/30/2015	12/30/2020	650,442	$1.13
		16,729,362
Note 12
Stock-based compensation:
At March 31, 2016, the Company had 2,614,600 options outstanding with a weighted-average exercise price of $1.51. 1,664,600 options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three months ended March 31, 2016 and 2015 was $170 and $230, respectively. As of March 31, 2016 there was $488 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.15 years.
Note 13
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
Income tax expense of $66 for the three months ended March 31, 2016 was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations. There was no such expense for the three months ended March 31, 2015.
Note 14
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generates revenues from the sale and usage of imaging devices. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. On June 22, 2015, the Company acquired the XTRAC and VTRAC businesses and has classified the revenues and expenses of this business to the two Dermatology Procedures segments. There are no corresponding revenues for the three months ended March 31, 2015.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
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
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended March 31, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,528	$1,990	$102	$7,620
Costs of revenues	2,304	951	167	3,422
Gross profit	3,224	1,039	(65)	4,198
Gross profit %	58.3%	52.2%	(63.7%)	55.1%

Allocated operating expenses:
Engineering and product development	311	62	152	525
Selling and marketing expenses	3,510	108	92	3,710

Unallocated operating expenses	-	-	-	2,101
	3,821	170	244	6,336
Income (loss) from operations	(597)	869	(309)	(2,138)

Interest expense, net	-	-	-	(1,218)
Change in fair value of warrant liability	-	-	-	1,985
Other income (expense), net	-	-	-	-

Income (loss) before income taxes	$(597)	$869	$(309)	$(1,371)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Three Months Ended March 31, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$-	$-	$81	$81
Costs of revenues	-	-	711	711
Gross profit	-	-	(630)	(630)
Gross profit %	0.0%	0.0%	(777.8%)	(777.8%)

Allocated operating expenses:
Engineering and product development	-	-	239	239
Selling and marketing expenses	-	-	1,027	1,027

Unallocated operating expenses	-	-	-	1,736
	-	-	1,266	3,002
Loss from operations	-	-	(1,896)	(3,632)

Interest expense, net	-	-		(2,324)
Change in fair value of warrant liability	-	-	-	(1,334)
Other income (expense), net	-	-	-	18

Net loss	$-	$-	$(1,896)	$(7,272)

For the three months ended March 31, 2016 and 2015 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended March 31,
	2016	2015
Domestic	$5,622	$38
Foreign	1,998	43
	$7,620	$81

Note 15
Significant Customer Concentration:
For the three months ended March 31, 2016, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,686, or 22.1%, of total revenues for such period. At March 31, 2016, the accounts receivable balance from GlobalMed Technologies was $443, or 13.6%, of total net accounts receivable. No other customer represented more than 10% of total company revenues for the three months ended March 31, 2016 and 2015.
Note 16
Subsequent Events:
On April 5, 2016, investors converted debentures amounting to $63 into 84,411 shares of common stock. See Note 8, Convertible Debentures.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "STRATA," "STRATA Skin Sciences" or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
STRATA Skin Sciences, Inc. ("STRATA" or "we" or the "Company") is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 we completed the acquisition of the XTRAC system and the VTRAC system businesses. The XTRAC and VTRAC products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,528 plus the assumption of certain business-related liabilities. These products generated $32,874 in revenues in 2015 with a gross margin of 60.7% on a pro forma basis. Management believes that these businesses acquired create a platform on which to transform STRATA into a leading medical dermatology company. Management further believes that the cash flow generated by these businesses will be sufficient to finance our operations through the second quarter of 2017.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2016, there were 730 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 640 at March 31, 2015. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2015, over 354,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
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

Sales and Marketing
As of March 31, 2016, our sales and marketing personnel consisted of 50 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended March 31, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 15, 2016.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended March 31,
	2016	2015
Dermatology Recurring Procedures	$5,528	$-
Dermatology Procedures Equipment	1,990	-
Dermatology Imaging	102	81

Total Revenues	$7,620	$81
We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, there are no corresponding revenues for the three months ended March 31, 2015.
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended March 31, 2016 was $5,528, which approximates 74,000 treatments, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as FaceBook and Twitter. Our advertising expenditures in this area are aimed at reaching the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2016, we deferred net revenues of $160 under this approach.
Dermatology Procedures Equipment
For the three months ended March 31, 2016 dermatology equipment revenues were $1,990. Internationally, we sold 24 systems for the three months ended March 31, 2016, 17 XTRAC and 7 VTRAC systems.
Dermatology Imaging
For the three months ended March 31, 2016 and 2015, imaging revenues were $102 and $81, respectively. Imaging revenues are generated from the MelaFind systems, through direct capital equipment sales and through a leasing model. Under the leasing model, there is an upfront installation fee and a monthly usage fee based on the number of lesions examined.

Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended March 31,
	2016	2015
Dermatology Recurring Procedures	$2,304	$-
Dermatology Procedures Equipment	951	-
Dermatology Imaging	167	711

Total Cost of Revenues	$3,422	$711
As we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, there were no corresponding cost of revenues for the three months ended March 31, 2015.
Gross Profit Analysis
Gross profit increased to $4,198 for the three months ended March 31, 2016 from ($630) during the same period in 2015. As a percentage of revenues, the gross margin was 55.1% for the three months ended March 31, 2016 from (777.8%) during the same period in 2015.
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
	For the Three Months Ended March 31, 2016				For the Three
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	Total	Months Ended March 31, 2015

Revenues	$5,528	$1,990	$102	$7,620	$81

Cost of revenues	2,304	951	167	3,422	711

Gross profit	$3,224	$1,039	$(65)	$4,198	$(630)
Gross margin percentage	58.3%	52.2%	(63.8%)	55.1%	(777.8%)
The primary reason for the changes in gross profit for the three months ended March 31, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses was allocated to the two Dermatology Procedures segments. There was no corresponding gross profit for the three months ended March 31, 2015.
Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2016 increased to $525 from $239 for the three months ended March 31, 2015. The increase was due to $373 in engineering and product development expenses related to the XTRAC and VTRAC businesses for the three months ended March 31, 2016. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, there was no corresponding expense for the three months ended March 31, 2015. Offsetting this increase was planned reductions in the ongoing research and development efforts for the MelaFind.

Selling and Marketing Expenses
For the three months ended March 31, 2016, selling and marketing expenses increased to $3,710 from $1,027 for the three months ended March 31, 2015. The increases were related to the XTRAC and VTRAC businesses of $3,619. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, there was no corresponding expense for the three months ended March 31, 2015. Offsetting some of the increases, were decreases in the MelaFind Division primarily related to salary and headcount decreases and overall impact of cost reduction initiatives.
General and Administrative Expenses
For the three months ended March 31, 2016, general and administrative expenses increased to $2,101 from $1,736 for the three months ended March 31, 2015. The changes were due to the acquisition of the XTRAC and VTRAC businesses on June 22, 3015. Some General and Administrative expenses were brought over with this acquisition including finance, IT and other administrative personnel. These increases were offset, in part, by decreases in the MelaFind Division primarily related to salary and headcount changes and other cost reduction initiatives.
Interest Expense, Net
Interest expense for the three months ended March 31, 2016 was $1,218 compared to $2,324 in the three months ended March 31, 2015. Interest expense during the periods of 2016 and 2015 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. The 2016 period also includes interest expense related to both the senior note and the 2.25% senior convertible debentures issued on June 22, 2015. Additionally, approximately $136 of interest expense was recognized as a result of the conversion of $165 of debentures into common stock during the three months ended March 31, 2016.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of March 31, 2016, and recorded $1,985 in other income for the three months ended March 31, 2016. We measured the fair value of these warrants as of March 31, 2015, and recorded $1,334 in other expense for the three months ended March 31, 2015.
Other Income (Expense), net
Other income, net for the three months ended March 31, 2016 was $0 compared to $18 for the three months ended March 31, 2015. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the licensing of certain technology patents.
Income Taxes
Income tax expense for the three months ended March 31, 2016 was $66 compared to $0 for the three months ended March 31, 2015. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $1,437 during the three months ended March 31, 2016, as compared to net loss of $7,272 during the three months ended March 31, 2015.
Deemed Dividend
We modified the terms of warrants that were set to expire in January 2016, by extending the expiration date by six months. As a result of the modification, we recorded a deemed dividend related to these warrants of $116, which was determined as the difference between the fair value of these warrants immediately before the modification and immediately after. The binomial method was used to value the warrants.

Non-GAAP adjusted EBITDA
As a result of our acquisition of the XTRAC and VTRAC products, we have determined to supplement our condensed consolidated financial statements, prepared in accordance with GAAP, presented elsewhere within this report, we will provide certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA.
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
	For the Three Months Ended March 31,
	2016	2015	Change

Net loss	$(1,437)	$(7,272)	$5,835

Adjustments:
Income taxes	66	-	66
Depreciation and amortization	1,684	316	1,368
Interest expense, net	532	139	393
Non-cash interest expense	686	2,185	(1,499)

EBITDA	1,531	(4,632)	6,163

Stock-based compensation expense	170	230	(100)
Change in fair value of warrants	(1,985)	1,334	(3,319)

Non-GAAP adjusted EBITDA	$(284)	$(3,068)	$2,784

Liquidity and Capital Resources
As of March 31, 2016 we had $5,334 of working capital compared to $4,900 as of December 31, 2015. Cash and cash equivalents were $3,120 as of March 31, 2016, as compared to $3,318 as of December 31, 2015.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 43.3 million shares of our common stock at a price of $0.75 per share. Our obligations under the debentures are secured by a subordinated first priority lien on all of our assets. Through the three months of 2016, $165 of debentures were converted into common stock.
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

We have experienced recurring losses and negative cash flow from operations since inception. We have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of March 31, 2016 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the second quarter of 2017.
Net cash and cash equivalents used in operating activities was $1,396 for the three months ended March 31 30, 2016 compared to cash used in operating activities of $3,101 for the three months ended March 31, 2015. The primary reason for the change was the lasers placed in service during the period.
Net cash and cash equivalents used in investing activities was $182 for the three months ended March 31, 2016 compared to cash used in investing activities of $100 for the three months ended March 31, 2015.
Net cash and cash equivalents provided by financing activities was $1,395 for the three months ended March 31, 2016 compared to cash provided by financing activities of $0 for the three months ended March 31, 2015. In the three months ended March 31, 2016, we drew down $1,500 on a long-term debt facility.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2015 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2016, we had no off-balance sheet arrangements.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams and our belief that the cash flow generated by these businesses will be sufficient to finance our operations, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2015, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of March 31, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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

ITEM 1A. Risk Factors
We are not currently in compliance with the $1.00 minimum bid Nasdaq listing requirement. Failure to maintain the listing of our common stock on the NASDAQ Capital Market could adversely affect us, including our ability to maintain compliance with certain debt covenants and to raise funds.
On April 27, 2016, we received a letter (the "Notice") from the Listing Qualifications Staff of the NASDAQ Stock Market (the "Staff") notifying us that we are not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. Based upon the Staff's review, we no longer satisfy this requirement. The Listing Rules provide us with a compliance period of 180 calendar days, or until October 24, 2016, to regain compliance with this requirement.
To regain compliance with the minimum bid price requirement, we must have a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days during this compliance period. In the event that we do not regain compliance within this period, we may be eligible for additional time to regain compliance by satisfying certain requirements. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff will notify us that our common stock will be delisted from the NASDAQ Capital Market. We may appeal the Staff's determination to delist our common stock to a Hearing Panel. During any appeal process, our common stock would continue to trade on the NASDAQ Capital Market. The Notice has no immediate effect on the listing or trading of our common stock on the NASDAQ Capital Market.
We will continue to monitor the closing bid price for our common stock and to assess our options for maintaining the listing of its common stock on the NASDAQ Capital Market in light of the Notice. Failure to maintain the listing of our common stock on the NASDAQ Capital Market could lead to an event of default under the debentures issued in our 2015 financing. Also, if delisting were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. Furthermore, while we believe that our common stock would trade on the OTC Bulletin Board, we would lose various advantages attendant to listing on a national securities exchange, including but not limited to, eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, which could have a negative effect on our ability to raise funds.
Other than the risk factor noted above as of March 31, 2016, our other risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

STRATA SKIN SCIENCES, INC.

Date May 16, 2016	By:	/s/ Michael R. Stewart
Name Michael R. Stewart
Title Chief Executive Officer

Date May 16, 2016	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer