Form 10-Q
period 2016-06-30
STRATA Skin Sciences, Inc.
filed 2016-08-12
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 11, 2016 was 10,652,804 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,841	$3,303
Restricted cash	-	15
Accounts receivable, net of allowance for doubtful accounts of $120 and $45, respectively	2,708	4,068
Inventories, net	3,754	4,128
Prepaid expenses and other current assets	252	465
Total current assets	9,555	11,979

Property and equipment, net	11,635	13,851
Patents and licensed technologies, net	6,759	7,247
Other intangible assets, net	7,560	7,980
Goodwill	8,803	8,928
Other assets	94	94
Total assets	$44,406	$50,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$93	$299
Accounts payable	2,623	4,446
Other accrued liabilities	1,474	2,161
Deferred revenues	204	173
Total current liabilities	4,394	7,079

Long-term liabilities:
Long-term debt, net	11,345	9,851
Senior secured convertible debentures, net	10,824	9,839
Warrant liability	317	7,042
Deferred tax liability	239	119
Other liabilities	15	62
Total liabilities	27,134	33,992

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,505 shares issued and outstanding	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 10,612,804 and 10,283,393 shares issued and outstanding, respectively	11	10
Additional paid-in capital	225,436	223,315
Accumulated deficit	(208,179)	(207,240)
Accumulated other comprehensive income	3	1
Total stockholders' equity	17,272	16,087
Total liabilities and stockholders' equity	$44,406	$50,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2016	2015

Revenues	$7,739	$611

Cost of revenues	3,139	6,474

Gross profit (loss)	4,600	(5,863)

Operating expenses:
Engineering and product development	634	282
Selling and marketing	3,523	910
General and administrative	1,901	1,950
	6,058	3,142

Operating loss before other income (expense), net	(1,458)	(9,005)

Other income (expense), net:
Interest expense, net	(1,178)	(838)
Change in fair value of warrant liability	3,199	1,985
Other income, net	(4)	11
	2,017	1,158

Income (loss) before income taxes	559	(7,847)

Income tax expense	(61)	-

Net income (loss)	$498	$(7,847)

Net income (loss) per share:
Basic	$0.05	$(0.97)
Diluted	$(0.23)	$(1.01)

Shares used in computing net income (loss) per share:
Basic	10,589,485	8,067,991
Diluted	11,555,236	9,687,623

Other comprehensive income (loss):
Foreign currency translation adjustments	2	1

Comprehensive income (loss)	$500	$(7,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015

Revenues	$15,359	$692

Cost of revenues	6,561	7,185

Gross profit (loss)	8,798	(6,493)

Operating expenses:
Engineering and product development	1,159	521
Selling and marketing	7,233	1,937
General and administrative	4,002	3,686
	12,394	6,144

Operating loss before other income (expense), net	(3,596)	(12,637)

Other income (expense), net:
Interest expense, net	(2,396)	(3,162)
Change in fair value of warrant liability	5,184	651
Other income, net	(4)	28
	2,784	(2,483)

Loss before income taxes	(812)	(15,120)

Income tax expense	(127)	-

Net loss	$(939)	$(15,120)

Net loss per share:
Basic	$(0.09)	$(2.08)
Diluted	$(0.55)	$(2.08)

Shares used in computing net loss per share:
Basic	10,464,571	7,274,358
Diluted	11,080,904	7,274,358

Other comprehensive loss:
Foreign currency translation adjustments	2	1

Comprehensive loss	$(937)	$(15,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands, except share and per share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2016	6,505	$1	10,283,393	$10	$223,315	$(207,240)	$1	$16,087
Stock-based compensation	-	-	-	-	286	-	-	286
Conversion of senior secured convertible debentures	-	-	329,411	1	247	-	-	248
Warrants issued in connection with debt	-	-	-	-	47	-	-	47
Reclassification of warrants to equity	-	-	-	-	1,541	-	-	1,541
Other comprehensive income	-	-	-	-	-	-	2	2
Net loss for the six months ended June 30, 2016	-	-	-	-	-	(939)	-	(939)
BALANCE, JUNE 30, 2016	6,505	$1	10,612,804	$11	$225,436	$(208,179)	$3	$17,272

The accompanying notes are an integral part of these condensed consolidated financial statements.
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(939)	$(15,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	641
Provision for doubtful accounts	85	-
Stock-based compensation	286	476
Deferred tax provision	120	-
Impairment of long-lived assets	-	920
Inventory write-offs	-	4,818
Loss on disposal of property, plant and equipment	124	-
Amortization of debt discount	1,239	2,662
Amortization of deferred financing costs	91	219
Change in fair value of warrant liability	(5,184)	(651)
Changes in operating assets and liabilities:
Accounts receivable	1,275	239
Inventories	374	211
Prepaid expenses and other assets	168	63
Accounts payable and accrued expenses	(1,834)	204
Other accrued liabilities	(686)	46
Deferred financing costs	-	(382)
Other liabilities	(47)	(20)
Deferred revenues	31	119
Net cash used in operating activities	(1,574)	(5,555)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(328)	(123)
Restricted cash	15	(100)
Reimbursement of purchase price	125	-
Acquisition costs, net of cash received	-	(42,500)
Net cash used in investing activities	(188)	(42,723)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows From Financing Activities:
Proceeds from long-term debt	1,500	-
Proceeds from convertible debentures	-	32,500
Proceeds from senior notes	-	10,000
Payments on notes payable	(207)	(5)
Expenses related to financing	-	(100)
Net cash provided by financing activities	1,293	42,395

Effect of exchange rate changes on cash	7	2

Net decrease in cash and cash equivalents	(462)	(5,881)
Cash and cash equivalents, beginning of period	3,303	11,434

Cash and cash equivalents, end of period	$2,841	$5,553

Supplemental information:
Cash paid for interest	$980	$250

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$248	$2,308
Conversion of convertible preferred stock into common stock	$-	$5,283
Reclassification of property and equipment to inventory, net	$-	$107
Reclassification of warrants to equity	$1,541	$-
Recognition of warrants issued as debt discount	$47	$-

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
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2016, there were 748 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Liquidity
As of June 30, 2016, the Company had an accumulated deficit of $208,179 and has incurred losses and negative cash flows from operations since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management believes that its cash and cash equivalents as of June 30, 2016 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the third quarter of 2017.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, the statement of stockholders' equity for the six months ended June 30, 2016 and the statement of cash flows for the six months ended June 30, 2016 and 2015. The results of operations and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements as of December 31, 2015. These condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2016, the more significant estimates include (1) revenue recognition, including deferred revenues and valuation allowances of accounts receivable, (2) the fair value of assets acquired and liabilities assumed in the business combination, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards (5) the valuation allowance related to deferred tax assets and (6) the fair value of financial instruments, including derivative instruments.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company's recurring fair value measurements at June 30, 2016 and December 31, 2015 are as follows:
	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$317	$-	$-	$317

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$7,042	$-	$-	$7,042
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $18,890 as of June 30, 2016. As of December 31, 2015 the fair value of total debt approximated the recorded value of $15,958.
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
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2016 is summarized as follows:
June 30, 2016
(unaudited)
Accrual at beginning of year	$226
Additions charged to warranty expense	112
Expiring warranties/claimed satisfied	(206)
Total	132
Less: current portion	(119)
$13

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
For the three and six months ended June 30, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.
Diluted earnings per common share were calculated using the following net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015:
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015

Net income (loss)	$498	$(939)	$(7,847)
Gain on the change in fair value of the warrant liability	(3,199)	(5,184)	(1,985)
Diluted earnings	$(2,701)	$(6,123)	$(9,832)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	10,589,485	10,464,571	8,067,991
Dilutive effect of warrants	965,751	616,333	1,619,632
Diluted number of common and common stock equivalent shares outstanding	11,555,236	11,080,904	9,687,623
For the six months ended June 30, 2015, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive.
Potential common stock equivalents outstanding as of June 30, 2016 and 2015 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	June 30,
	2016	2015
Common stock equivalents of convertible debentures	46,105,715	47,661,800
Common stock purchase warrants	16,729,362	16,078,920
Common stock equivalents of convertible preferred stock	2,535,866	4,007,406
Common stock options	3,009,252	1,293,701
Total	68,380,195	69,041,827

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard was effective for reporting periods beginning after December 15, 2015 and early adoption was permitted. The Company adopted this ASU effective January 1, 2016. (See Note 9, Convertible Debt.)
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
Recently Issued Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Currently, tax deductions in excess of compensation costs (excess tax benefits) are recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, are recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies will be recorded to income tax expense in the income statement, which could create volatility in the Company's income statement. The new guidance will also change the classification of excess tax benefits in the cash flow statement and impact the diluted earnings per share calculation. The guidance will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. The Company is currently evaluating the impact on its consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company's deferred tax assets are provided with full valuation allowance as of December 31, 2015. As such, the Company does not expect that this standard will have a significant impact on its consolidated financial statements and disclosures upon adoption.

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
In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. For a public entity, the amendments in ASU 2014-09 were to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. Early application is not permitted. The Company is evaluating this standard and expects to have its analysis completed by mid-2017, however, preliminarily the Company does not expect that this new guidance will have a material impact on its revenue recognition.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new guidance will not impact the Company's results of operations, cash flows or financial condition.
Note 2
Acquisition:
On June 22, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with PhotoMedex Inc. and PhotoMedex Technology, Inc. pursuant to which the Company has purchased the XTRAC and VTRAC laser businesses from PhotoMedex, Inc. (the "Asset Purchase") for $42,528 in cash and assumed certain business-related liabilities. In June 2016, the Company received a return from the escrow account of $125 of the purchase price related to the assets in the purchased Indian subsidiary. The purchased assets include all of the accounts receivable, inventory and fixed and intangible assets of the business.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The fair value of the assets acquired and liabilities assumed were based on management's assessment. The significant intangible assets to be recognized in the valuation are core and product technologies, tradenames and customer relationships. The estimated useful lives over which these assets will be amortized, utilizing the straight line method, are five years for product technologies and ten years for core technologies, tradenames and customer relationships. The following allocation of the aggregate fair value is subject to adjustment based on the fair value of the assets acquired and the liabilities assumed. The Company estimated fair value of the intangibles and lasers placed in service was based on the income approach which estimated cash flow that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions. The fair value of the Company's remaining fixed assets was estimated based on the cost approach which estimated the cost to replace.

Fair Value
Current assets	$7,233
Property, plant and equipment	14,340
Identifiable intangible assets	16,100
Other assets	45
Total assets assumed	37,718

Current liabilities	(3,945)
Note payable	(57)
Other long term liabilities	(116)
Total liabilities assumed	(4,118)

Net assets acquired	$33,600
The purchase price exceeded the fair value of the net assets acquired by $8,803, which was recorded as goodwill.
The consolidated results of operations do not include any revenues or expenses related to XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company's unaudited pro-forma results for the three and six months ended June 30, 2015 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2015 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:
	Three Months Ended June 30,2015	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)

Net revenues	$7,803	$15,361
Net loss	$(11,309)	$(21,466)
Net loss per basic and diluted share:	$(1.40)	$(2.87)
Shares used in calculating net loss per basic and diluted share:	8,067,991	7,474,358
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2015, nor to be indicative of future results of operations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 3
Inventories, net:
	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$3,416	$3,706
Finished goods	338	422
Total inventories	$3,754	$4,128
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment, net:
	June 30, 2016	December 31, 2015
	(unaudited)
Lasers placed-in-service	$16,079	$15,782
Equipment, computer hardware and software	161	1,219
Furniture and fixtures	111	2,080
Leasehold improvements	24	931
	16,375	20,012
Accumulated depreciation and amortization	(4,740)	(6,161)
Property and equipment, net	$11,635	$13,851
Depreciation and related amortization expense was $2,415 and $638 for the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016, the Company disposed of leasehold improvements, machinery and equipment and furniture and fixtures with a recorded cost of $3,933 and accumulated depreciation and amortization of $3,809, related to the closing of its Irvington, New York facility. The net book value of $124 was written off to general and administrative expense.
Note 5
Patents and Licensed Technologies, net:
	June 30, 2016	December 31, 2015
	(unaudited)
Core technology	$5,974	$5,974

Product technology	2,000	2,000
	7,974	7,974
Accumulated amortization	(1,215)	(727)
Patents and licensed technologies, net	$6,759	$7,247
Related amortization expense was $488 and $3 for the six months ended June 30, 2016 and 2015, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2016	$487
2017	975
2018	975
2019	975
2020	775
Thereafter	2,572
Total	$6,759

Note 6
Other Intangible Assets:
Set forth below is a detailed listing of other definite-lived intangible assets:
	June 30, 2016	December 31, 2015
	(unaudited)
Customer relationships	$6,900	$6,900
Tradenames	1,500	1,500
	8,400	8,400
Accumulated amortization	(840)	(420)
Other intangible assets, net	$7,560	$7,980
Related amortization expense was $420 and $ 0 for the six months ended June 30, 2016 and 2015, respectively.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Remaining 2016	$420
2017	840
2018	840
2019	840
2020	840
Thereafter	3,780
Total	$7,560
Note 7
Other Accrued Liabilities:
	June 30, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$119	$168
Accrued compensation, including commissions and vacation	696	1,336
Accrued sales and other taxes	391	349
Accrued professional fees	267	265
Other accrued liabilities	1	43
Total other accrued liabilities	$1,474	$2,161

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 8
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	June 30, 2016	December 31, 2015
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $25,252 and $26,267, respectively; and deferred financing costs of $544 and $522, respectively	$6,234	$5,489
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,707 and $3,922, respectively; and deferred financing costs of $419 and $443, respectively	4,590	4,350
Total convertible debt	$10,824	$9,839
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

During the six months ended June 30, 2016, the investors converted June 2015 debentures amounting to $248 into 329,411 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $202 for the six months ended June 30, 2016.
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
As of June 30, 2016, the total outstanding amount of Debentures was $40,746.
Note 9
Long-term Debt:
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company is in compliance with these covenants as of June 30, 2016. On August 9, 2016, the minimum net revenue covenant was amended prospectively. The Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5%. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. Unamortized discount on the long term debt was $655 and $649 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 the net balance of long-term debt is $11,345.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 10
Warrants:
The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or "down-round" provisions) as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. As of June 22, 2016, the down-round provision expired on 12,083,821 warrants and as such these warrants were reclassified to equity.
For those that do contain such provisions, the Company recognizes the warrants as liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2016, June 22, 2016 and December 31, 2015 is as follows:
	June 30, 2016	June 22, 2016	December 31, 2015

Number of shares underlying the warrants	2,015,446	14,099,267	14,099,267
Stock price	$0.61	$0.65	$1.11
Volatility	50.00%	35.00 - 50.00%	35.90 – 50.00%
Risk-free interest rate	0.83% – 0.86%	0.25% – 1.04%	0.02% - 1.63%
Expected dividend yield	0%	0%	0%
Expected warrant life	2.62 – 2.85 years	0.09– 4.0 years	0.07 – 4.48 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six-month periods ended June 30, 2016 and 2015, for all financial liabilities categorized as Level 3 as of June 30, 2016 and, 2015, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	June 30, 2016

10/31/2013	$379	$(267)	$-	$112
2/5/2014	715	(510)	-	205
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,184)	$(1,541)	$317

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Issuance Date	December 31, 2014	Initial Measurement	Increase (Decrease) in Fair Value	June 30, 2015

10/31/2013	$233	$-	$(96)	$137
2/5/2014	266	-	13	279
6/22/2015	-	2,958	(568)	2,390

Total	$499	$2,958	$651	$2,806
Number of Warrants Subject to Remeasurement:
Issuance Date	December 31, 2015	Reductions	June 30, 2016

10/31/2013	685,715	-	685,715
2/5/2014	1,329,731	-	1,329,731
7/24/2014 Series A	4,288,500	(4,288,500)	-
7/24/2014 Series B	4,795,321	(4,795,321)	-
6/22/2015	3,000,000	(3,000,000)	-

Total	14,099,267	(12,083,821)	2,015,446
Note 11
Stockholders' Equity:
Common Stock and Warrants
Common stock warrants outstanding at June 30, 2016 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	4/30/2019	685,715	$0.75
2/5/2014	2/5/2019	1,329,731	$0.75
7/24/2014	7/24/2019	6,198,832	$0.75 - $ 2.45
7/24/2014	7/24/2016	4,795,321	$0.75
6/22/2015	6/22/2020	3,000,000	$0.75
12/30/2015	12/30/2020	650,442	$1.13
1/29/2016	1/29/2021	99,057	$1.06
		16,828,419
Note 12
Stock-based compensation:
At June 30, 2016, the Company had 3,009,252 common stock options outstanding with a weighted-average exercise price of $1.50. 1,939,752 common stock options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three and six months ended June 30, 2016 was $116 and $286, respectively. For the three and six months ended June 30, 2015 stock-based compensation was $246 and $476 respectively. As of June 30, 2016 there was $406 in unrecognized compensation expense, which will be recognized over a weighted average period of 4 years.

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
Income tax expense of $61 and $127 for the three and six months ended June 30, 2016 was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations. There was no such expense for the three and six months ended June 30, 2015.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended June 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$6,093	$1,634	$12	$7,739
Costs of revenues	2,258	812	69	3,139
Gross profit	3,835	822	(57)	4,600
Gross profit %	63.0%	50.3%	(475.0%)	59.4%

Allocated operating expenses:
Engineering and product development	323	54	257	634
Selling and marketing expenses	3,349	96	78	3,523

Unallocated operating expenses	-	-	-	1,901
	3,672	150	335	6,058
Income (loss) from operations	163	672	(392)	(1,458)

Interest expense, net	-	-	-	(1,178)
Change in fair value of warrant liability	-	-	-	3,199
Other income (expense), net	-	-	-	(4)

Income (loss) before income taxes	$163	$672	$(392)	$559

Three Months Ended June 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$104	$449	$58	$611
Costs of revenues	62	284	6,128	6,474
Gross profit	42	165	(6,070)	(5,863)
Gross profit %	40.4%	36.7%	(10465.5%)	(959.6%)

Allocated operating expenses:
Engineering and product development	7	31	244	282
Selling and marketing expenses	170	30	710	910

Unallocated operating expenses	-	-	-	1,950
	177	61	954	3,142
Loss from operations	(135)	104	(7,024)	(9,005)

Interest expense, net	-	-		(838)
Change in fair value of warrant liability	-	-	-	1,985
Other income (expense), net	-	-	-	11

Net loss	$(135)	$104	$(7,024)	$(7,847)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Six Months Ended June 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$11,621	$3,624	$114	$15,359
Costs of revenues	4,561	1,764	236	6,561
Gross profit	7,060	1,860	(122)	8,798
Gross profit %	60.8%	51.3%	(107.0%)	57.3%

Allocated operating expenses:
Engineering and product development	634	116	409	1,159
Selling and marketing expenses	6,860	203	170	7,233

Unallocated operating expenses	-	-	-	4,002
	7,494	319	579	12,394
Income (loss) from operations	(434)	1,541	(701)	(3,596)

Interest expense, net	-	-	-	(2,396)
Change in fair value of warrant liability	-	-	-	5,184
Other income (expense), net	-	-	-	(4)

Income (loss) before income taxes	$(434)	$1,541	$(701)	$(812)

Six Months Ended June 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$104	$449	$139	$692
Costs of revenues	62	284	6,839	7,185
Gross profit	42	165	(6,700)	(6,493)
Gross profit %	40.4%	36.7%	(4820.0%)	(938.3%)

Allocated operating expenses:
Engineering and product development	7	31	483	521
Selling and marketing expenses	169	30	1,738	1,937

Unallocated operating expenses	-	-	-	3,686
	176	61	2,221	6,144
Loss from operations	(134)	104	(8,921)	(12,637)

Interest expense, net	-	-		(3,162)
Change in fair value of warrant liability	-	-	-	651
Other income (expense), net	-	-	-	28

Net loss	$(134)	$104	$(8,921)	$(15,120)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For the three and six months ended June 30, 2016 and 2015 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic	$6,265	$104	$12,158	$122
Foreign	1,474	507	3,201	570
	$7,739	$611	$15,359	$692
Note 15
Significant Customer Concentration:
For the three months ended June 30, 2016, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,461, or 18.9%, of total revenues for such period. For the six months ended June 30, 2016, revenues from sales to the Company's international master distributor were $3,147, or 20.5%, of total revenues for such period. At June 30, 2016, the accounts receivable balance from GlobalMed Technologies was $416, or 15.4%, of total net accounts receivable. For the three and six months ended June 30, 2015, revenues from sales to the Company's international master distributor were $449, or 73.5% and 64.9%, respectively, of total revenues for such periods. No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2016 and 2015. No other customer represented more than 10% of total accounts receivable as of June 30, 2016.
Note 16
Subsequent Events:
On July 28, 2016, investors converted series A preferred stock amounting to $51 into 20,000 shares of common stock. On August 3, 2016, investors converted series A preferred stock amounting to $51 into 20,000 shares of common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "STRATA," "STRATA Skin Sciences" or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and on Form 10-Q for the quarter ended March 31, 2016. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2016, there were 748 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 664 at June 30, 2015. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC system, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2015, over 354,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States. To date in 2016, over 155,000 XTRAC laser treatments were performed on approximately 9,700 patients in the United States.
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

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy, as demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
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

Sales and Marketing
As of June 30, 2016, our sales and marketing personnel consisted of 49 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three and six months ended June 30, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 15, 2016.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Dermatology Recurring Procedures	$6,093	$104	$11,621	$104
Dermatology Procedures Equipment	1,634	449	3,624	449
Dermatology Imaging	12	58	114	139

Total Revenues	$7,739	$611	$15,359	$692
We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, there are eight days of corresponding revenues for the three and six months ended June 30, 2015.
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended June 30, 2016 was $6,093, which approximates 81,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the six months ended June 30, 2016 was $11,621, which approximates 155,000 treatments. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. Our advertising expenditures in this area are aimed at reaching the more than 10 million patients in the United States afflicted with these diseases.
Recognized treatment revenue for the three and six months ended June 30, 2015 was $104, which approximates 1,000 treatments. We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, there are eight days of corresponding revenues for the three and six months ended June 30, 2015.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2016, we deferred net revenues of $137 under this approach.
Dermatology Procedures Equipment
For the three months ended June 30, 2016 dermatology equipment revenues were $1,634. Internationally, we sold 22 systems for the three months ended June 30, 2016, 13 XTRAC and 9 VTRAC systems. For the six months ended June 30, 2016 dermatology equipment revenues were $3,624. Internationally, we sold 46 systems for the six months ended June 30, 2016, 30 XTRAC and 16 VTRAC systems.
For the three and six months ended June 30, 2015 dermatology equipment revenues were $449. Internationally, we sold 8 systems for the three and six months ended June 30, 2015, 7 XTRAC and 1 VTRAC systems. We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, there are eight days of corresponding revenues for the three and six months ended June 30, 2015.

Dermatology Imaging
For the three months ended June 30, 2016 and 2015, imaging revenues were $12 and $57, respectively. For the six months ended June 30, 2016 and 2015, imaging revenues were $114 and $138, respectively. Imaging revenues are generated from the MelaFind systems, through direct capital equipment sales and through a leasing model. Under the leasing model, there is an upfront installation fee and a monthly usage fee based on the number of lesions examined.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Dermatology Recurring Procedures	$2,258	$62	$4,561	$62
Dermatology Procedures Equipment	812	284	1,764	284
Dermatology Imaging	69	6,128	236	6,839

Total Cost of Revenues	$3,139	$6,474	$6,561	$7,185
As we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, there were eight days of corresponding cost of revenues for the three and six months ended June 30, 2015.
Cost of revenues decreased to $3,139 for the three months ended June 30, 2016 compared to $6,474 for the three months ended June 30, 2015. Cost of revenues have decreased to $6,561 for the six months ended June 30, 2016 compared to $7,185 for the six months ended June 30, 2015. During the three and six months ended June 30, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems.
Gross Profit Analysis
Gross profit increased to $4,600 for the three months ended June 30, 2016 from ($5,863) during the same period in 2015. As a percentage of revenues, the gross margin was 59.4% for the three months ended June 30, 2016 from (959.6%) during the same period in 2015.
Gross profit increased to $8,798 for the six months ended June 30, 2016 from ($6,493) during the same period in 2015. As a percentage of revenues, the gross margin was 57.3% for the six months ended June 30, 2016 from (938.3%) during the same period in 2015.
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
	For the Three Months Ended June 30, 2016
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	Total	For the Three Months Ended June 30, 2015

Revenues	$6,093	$1,634	$12	$7,739	$611

Cost of revenues	2,258	812	69	3,139	6,474

Gross profit	$3,835	$822	$(57)	$4,600	$(5,863)
Gross margin percentage	63.0%	50.3%	(475.0%)	59.4%	(959.6%)

	For the Six Months Ended June 30, 2016
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	Total	For the Six Months Ended June 30, 2015

Revenues	$11,621	$3,624	$114	$15,359	$692

Cost of revenues	4,561	1,764	236	6,561	7,185

Gross profit	$7,060	$1,860	$(122)	$8,798	$(6,493)
Gross margin percentage	60.8%	51.3%	(107.0%)	57.3%	(938.3%)
The primary reason for the changes in gross profit for the three and six months ended June 30, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses was allocated to the two Dermatology Procedures segments. There was only eight days of corresponding gross profit for the three months ended June 30, 2015.
Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2016 increased to $634 from $282 for the three months ended June 30, 2015. Engineering and product development expenses for the six months ended June 30, 2016 increased to $1,159 from $521 for the six months ended June 30, 2015. The increases were due to $377 and $750 in engineering and product development expenses related to the XTRAC and VTRAC businesses for the three and six months ended June 30, 2016, respectively. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, there was only eight days of corresponding expense for the three and six months ended June 30, 2015. Offsetting this increase was planned reductions in the ongoing research and development efforts for MelaFind.
Selling and Marketing Expenses
For the three months ended June 30, 2016, selling and marketing expenses increased to $3,523 from $910 for the three months ended June 30, 2015. For the six months ended June 30, 2016, selling and marketing expenses increased to $7,233 from $1,937 for the six months ended June 30, 2015. The increases were related to the XTRAC and VTRAC businesses of $3,445 and $7,064, respectively. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, there was only eight days of corresponding expense for the three and six months ended June 30, 2015. Offsetting some of the increases, were decreases in the MelaFind Division primarily related to salary and headcount decreases and overall impact of cost reduction initiatives.
General and Administrative Expenses
For the three months ended June 30, 2016, general and administrative expenses decreased to $1,901 from $1,950 for the three months ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expenses increased to $4,002 from $3,686 for the six months ended June 30, 2015. The changes were due to the acquisition of the XTRAC and VTRAC businesses on June 22, 3015. Some General and Administrative expenses were brought over with this acquisition including finance, IT and other administrative personnel. These increases were offset, in part, by decreases in the MelaFind Division primarily related to salary and headcount changes and other cost reduction initiatives.
Interest Expense, Net
Interest expense for the three months ended June 30, 2016 was $1,178 compared to $838 in the three months ended June 30, 2015. Interest expense for the six months ended June 30, 2016 was $2,396 compared to $3,162 in the six months ended June 30, 2015. Interest expense during the periods of 2016 and 2015 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. The 2016 period also includes interest expense related to both the senior note and the 2.25% senior convertible debentures issued on June 22, 2015. Additionally, approximately $203 of interest expense was recognized as a result of the conversion of $248 of debentures into common stock during the six months ended June 30, 2016.

Change in Fair Value of Warrant Liability
In accordance with FASB ASC 815, ("ASC Topic 815") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820") and further discussed in Note 10 to the financial statements, we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of June 30, 2016, and recorded $3,199 and $5,184 in other income for the three and six months ended June 30, 2016. We measured the fair value of these warrants as of June 30, 2015, and recorded $1,985 and $651 in other income for the three and six months ended June 30, 2015, respectively.
Other Income (Expense), net
Other expense, net for the three months ended June 30, 2016 was $4 compared to other income, net of $11 for the three months ended June 30, 2015. Other expense, net for the six months ended June 30, 2016 was $4 compared to other income, net $28 for the six months ended June 30, 2015. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the licensing of certain technology patents.
Income Taxes
Income tax expense for the three months ended June 30 2016 was $61 compared to $0 for the three months ended June 30, 2015. Income tax expense for the six months ended June 30 2016 was $127 compared to $0 for the six months ended June 30, 2015. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net income of $498 during the three months ended June 30, 2016, as compared to net loss of $7,847 during the three months ended June 30, 2015. The factors described above resulted in net loss of $939 during the six months ended June 30, 2016, as compared to $15,120 during the six months ended June 30, 2015.
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
	For the Three Months Ended June 30,
	2016	2015	Change

Net income (loss)	$498	$(7,847)	$8,345

Adjustments:
Income taxes	61	-	61
Depreciation and amortization	1,640	322	1,318
Interest expense, net	535	151	384
Non-cash interest expense	643	687	(44)

EBITDA	3,377	(6,687)	10,064

Stock-based compensation expense	116	246	(130)
Change in fair value of warrants	(3,199)	(1,985)	(1,214)
Acquisition costs	-	456	(456)
Impairment of property and equipment	-	920	(920)
Inventory valuation reserves	-	4,818	(4,818)

Non-GAAP adjusted EBITDA	$294	$(2,232)	$2,526

	For the Six Months Ended June 30,
	2016	2015	Change

Net loss	$(939)	$(15,120)	$14,181

Adjustments:
Income taxes	127	-	127
Depreciation and amortization	3,323	641	2,682
Interest expense, net	1,067	290	777
Non-cash interest expense	1,329	2,872	(1,543)

EBITDA	4,907	(11,317)	16,224

Stock-based compensation expense	286	476	(190)
Change in fair value of warrants	(5,184)	(651)	(4,533)
Acquisition costs	-	456	(456)
Impairment of property and equipment	-	920	(920)
Inventory valuation reserves	-	4,818	(4,818)

Non-GAAP adjusted EBITDA	$9	$(5,298)	$5,307

Liquidity and Capital Resources
As of June 30, 2016 we had $5,161 of working capital compared to $4,900 as of December 31, 2015. Cash and cash equivalents were $2,841 as of June 30, 2016, as compared to $3,318 as of December 31, 2015.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 43.3 million shares of our common stock at a price of $0.75 per share. Our obligations under the debentures are secured by a subordinated first priority lien on all of our assets. Through the six months of 2016, $248 of debentures were converted into common stock.
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
We have experienced recurring losses and negative cash flow from operations since inception. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of June 30, 2016 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the third quarter of 2017.
Net cash and cash equivalents used in operating activities was $1,587 for the six months ended June 30, 2016 compared to cash used in operating activities of $5,555 for the six months ended June 30, 2015.
Net cash and cash equivalents used in investing activities was $175 for the six months ended June 30, 2016 compared to cash used in investing activities of $42,723 for the six months ended June 30, 2015. The primary reason for the change was the asset purchase of XTRAC and VTRAC business during the six months ended June 30, 2015.
Net cash and cash equivalents provided by financing activities was $1,293 for the six months ended June 30, 2016 compared to cash provided by financing activities of $42,395 for the six months ended June 30, 2015. In the six months ended June 30, 2016, we drew down $1,500 on a long-term debt facility. In the six months ended June 30, 2015, we completed a financing consisting of senior notes amounting to $10,000 and convertible debentures of $32,500.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2015 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At June 30, 2016, we had no off-balance sheet arrangements.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of June 30, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
ITEM 1 A. Risk Factors
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
We will continue to monitor the closing bid price for our common stock and to assess our options for maintaining the listing of its common stock on the NASDAQ Capital Market in light of the Notice. Failure to maintain the listing of our common stock on the NASDAQ Capital Market could lead to an event of default under the debentures issued in our 2015 financing. Also, if delisting were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. Furthermore, while we believe that our common stock would trade on the OTC Bulletin Board, we would lose various advantages attendant to listing on a national securities exchange, including but not limited to, eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, which could have a negative effect on our ability to raise funds. Additionally it would be deemed a default under the 2015 debentures.
Our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. Unregistered sales of equity securities and use of proceeds
None.
ITEM 3. Defaults upon senior securities.
None.
ITEM 4. Mine Safety Disclosures
None.

ITEM 5. Other Information
On August 8, 2016, the Company entered into a First Amendment to Credit and Security Agreement  (the "Amendment") to the December 30, 2015,  $12.0 million credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein.  Pursuant to the Agreement, the credit facility was drawn down in two tranches, the first of which was drawn for $10.5 million on December 30, 2015.  The proceeds of this first tranche were used to repay $10 million principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses.  The second tranche was drawn for $1.5 million on January 29, 2016.
Under the terms of the Amendment, the Financial Covenant Schedule to the Agreement was modified in a manner beneficial to the Company by reducing the cumulative monthly revenue thresholds which the Company must meet to remain in compliance with the Agreement.
In connection with the Amendment, the Company also entered into an amended and restated Fee Letter (the "Amended Fee Letter") with Midcap Financial Trust, as Agent for the lenders. Under the original terms of the fee letter the Company was to have paid an Exit Fee Base Amount equal to two and 75/100 Percent (2.75%). Under the terms of the Amendment the Exit Fee Base Amount has been changed to four and 25/100 percent (4.25%).
The "Exit Fee Base Amount" means the total aggregate maximum principal amount of all applicable commitments for all credit facilities specified on the Credit Facility Schedule as set forth in the Agreement (without giving effect to any reduction in or elimination of such applicable commitments upon the occurrence of a Default or Event of Default), including the principal amounts of all undisbursed tranches.
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

10.40
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.41
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Samuel E. Navarro (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.42	First Amendment to Credit and Security Agreement dated as of August 9, 2016 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company.
10.43	Amended and Restated Fee Letter Agreement dated as of August 9, 2016, by and between Midcap Financial Trust as Agent and the Company.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

37

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

Date August 12, 2016	By:	/s/ Michael R. Stewart
Name Michael R. Stewart
Title Chief Executive Officer

Date August 12, 2016	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer

38