Form 10-Q
period 2016-09-30
STRATA Skin Sciences, Inc.
filed 2016-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 14, 2016 was 10,757,804 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,957	$3,303
Restricted cash	-	15
Accounts receivable, net of allowance for doubtful accounts of $105 and $45, respectively	2,936	4,068
Inventories, net	3,229	4,128
Prepaid expenses and other current assets	266	465
Total current assets	9,388	11,979

Property and equipment, net	10,848	13,851
Patents and licensed technologies, net	6,515	7,247
Other intangible assets, net	7,350	7,980
Goodwill	8,803	8,928
Other assets	46	94
Total assets	$42,950	$50,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$-	$299
Current portion of long-term debt	857	-
Accounts payable	1,899	4,446
Other accrued liabilities	1,538	2,161
Deferred revenues	327	173
Total current liabilities	4,621	7,079

Long-term liabilities:
Long-term debt, net	10,549	9,851
Senior secured convertible debentures, net	11,398	9,839
Warrant liability	185	7,042
Deferred tax liability	299	119
Other liabilities	21	62
Total liabilities	27,073	33,992

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,196 shares issued and outstanding	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 10,732,804 and 10,283,393 shares issued and outstanding, respectively	11	10
Additional paid-in capital	225,551	223,315
Accumulated deficit	(209,688)	(207,240)
Accumulated other comprehensive income	2	1
Total stockholders' equity	15,877	16,087
Total liabilities and stockholders' equity	$42,950	$50,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2016	2015

Revenues	$7,767	$8,323

Cost of revenues	3,070	3,042

Gross profit	4,697	5,281

Operating expenses:
Engineering and product development	382	560
Selling and marketing	2,840	3,912
General and administrative	1,880	3,132
	5,102	7,604

Operating loss before other income (expense), net	(405)	(2,323)

Other income (expense), net:
Interest expense, net	(1,175)	(5,577)
Change in fair value of warrant liability	132	(1,329)
Other income, net	3	(5)
	(1,040)	(6,911)

Loss before income taxes	(1,445)	(9,234)

Income tax expense	64	-

Net loss	(1,509)	(9,234)

Deemed dividend related to warrant modification	-	(2,962)

Net loss attributable to common stockholders	$(1,509)	$(12,196)

Net loss per basic and diluted share	$(0.14)	$(1.29)

Shares used in computing net loss per basic and diluted share:	10,679,761	9,442,022

Other comprehensive income (loss):
Foreign currency translation adjustments	$(1)	$10

Comprehensive loss	$(1,510)	$(12,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Revenues	$23,126	$9,015

Cost of revenues	9,631	10,226

Gross profit (loss)	13,495	(1,211)

Operating expenses:
Engineering and product development	1,541	1,289
Selling and marketing	10,073	5,641
General and administrative	5,882	6,819
	17,496	13,749

Operating loss before other income (expense), net	(4,001)	(14,960)

Other income (expense), net:
Interest expense, net	(3,571)	(8,738)
Change in fair value of warrant liability	5,316	(679)
Other income, net	(1)	23
	1,744	(9,394)

Loss before income taxes	(2,257)	(24,354)

Income tax expense	191	-

Net loss	(2,448)	(24,354)

Deemed dividend related to warrant modification	-	(2,962)

Net loss attributable to common stockholders	$(2,448)	$(27,316)

Net loss per share:
Basic	$(0.23)	$(3.42)
Diluted	$(0.71)	$(3.42)

Shares used in computing net loss per share:
Basic	10,536,824	7,994,012
Diluted	10,947,713	7,994,012

Other comprehensive income:
Foreign currency translation adjustments	$1	$10

Comprehensive loss	$(2,447)	$(27,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2016	6,505	$1	10,283,393	$10	$223,315	$(207,240)	$1	$16,087
Stock-based compensation	-	-	-	-	401	-	-	401
Conversion of senior secured convertible debentures	-	-	329,411	1	247	-	-	248
Conversion of preferred stock	(309)	-	120,000	-	-	-	-	-
Warrants issued in connection with debt	-	-	-	-	47	-	-	47
Reclassification of warrants to equity	-	-	-	-	1,541	-	-	1,541
Other comprehensive income	-	-	-	-	-	-	1	1
Net loss for the nine months ended September 30, 2016	-	-	-	-	-	(2,448)	-	(2,448)
BALANCE, SEPTEMBER 30, 2016	6,196	$1	10,732,804	$11	$225,551	$(209,688)	$2	$15,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,448)	$(24,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,844	2,348
Provision for doubtful accounts	91	20
Stock-based compensation	401	1,483
Deferred tax provision	180	-
Impairment of long-lived assets	-	920
Inventory write-offs	-	4,818
Loss on disposal of property and equipment	124	-
Amortization of debt discount	1,821	7,571
Amortization of deferred financing costs	145	373
Change in fair value of warrant liability	(5,316)	679
Changes in operating assets and liabilities:
Accounts receivable	1,041	(300)
Inventories	899	(295)
Prepaid expenses and other assets	202	(321)
Accounts payable and accrued expenses	(2,559)	289
Other accrued liabilities	(623)	(150)
Other liabilities	(40)	(39)
Deferred revenues	154	13
Net cash used in operating activities	(1,084)	(6,945)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(607)	(1,066)
Purchases of property and equipment	-	(17)
Restricted cash	15	(100)
Reimbursement of purchase price	125	-
Acquisition costs, net of cash received	-	(42,500)
Net cash used in investing activities	(467)	(43,683)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows From Financing Activities:
Proceeds from long-term debt	1,500	-
Proceeds from convertible debentures	-	32,500
Proceeds from senior notes	-	10,000
Payments on notes payable	(299)	(20)
Registration costs	-	(134)
Net cash provided by financing activities	1,201	42,346

Effect of exchange rate changes on cash	4	17

Net decrease in cash and cash equivalents	(346)	(8,265)
Cash and cash equivalents, beginning of period	3,303	11,434

Cash and cash equivalents, end of period	$2,957	$3,169

Supplemental information:
Cash paid for interest	$1,517	$402

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$248	$4,593
Conversion of series A convertible preferred stock into common stock	$309	$5,283
Establishment of a warrant liability with a deemed dividend	$-	$2,962
Reclassification of property and equipment to inventory, net	$-	$107
Reclassification of warrants to (from) stockholders' equity	$1,541	$(5,399)
Recognition of debt discount and beneficial conversion feature on long-term debt	$-	$27,300
Recognition of warrants issued as debt discount	$47	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company dedicated to developing and commercializing innovative products for the diagnosis and treatment of serious dermatological disorders. In June 2015 the Company completed the acquisition of the XTRAC Excimer Laser and the VTRAC Excimer Lamp businesses which included a subsidiary in India. The XTRAC® and VTRAC® products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,500 plus the assumption of certain business-related liabilities. (See Note 2, Acquisition.)
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2016, there were 760 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Liquidity
As of September 30, 2016, the Company had an accumulated deficit of $209,688 and has incurred losses and negative cash flows from operations since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management believes that its cash and cash equivalents as of September 30, 2016 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the fourth quarter of 2017.
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

Quarterly Financial Information and Results of Operations
The condensed consolidated financial statements as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, the statement of stockholders' equity for the nine months ended September 30, 2016 and the statement of cash flows for the nine months ended September 30, 2016 and 2015. The results of operations and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements as of December 31, 2015. These condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2016, the more significant estimates include (1) revenue recognition, including deferred revenues and valuation allowances of accounts receivable, (2) the fair value of assets acquired and liabilities assumed in the business combination, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards (5) the valuation allowance related to deferred tax assets and (6) the fair value of financial instruments, including derivative instruments.
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

The Company's recurring fair value measurements at September 30, 2016 and December 31, 2015 are as follows:
	Fair Value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$185	$-	$-	$185

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 10)	$7,042	$-	$-	$7,042
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $19,542 as of September 30, 2016. As of December 31, 2015 the fair value of total debt approximated the recorded value of $15,958.
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
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2016 is summarized as follows:
September 30, 2016
(unaudited)
Accrual at beginning of year	$226
Additions charged to warranty expense	141
Expiring warranties/claimed satisfied	(220)
Total	147
Less: current portion	(127)
$20

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
For the nine months ended September 30, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.
Diluted earnings per common share were calculated using the following net income (loss) and weighted average shares outstanding for the nine months ended September 30, 2016:
Nine Months Ended September 30, 2016

Net loss	$(2,448)
Gain on the change in fair value of the warrant liability	(5,316)
Diluted earnings	$(7,764)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	10,536,824
Dilutive effect of warrants	410,889
Diluted number of common and common stock equivalent shares outstanding	10,947,713
For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive.
Potential common stock equivalents outstanding as of September 30, 2016 and 2015 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	September 30,
	2016	2015
Common stock equivalents of convertible debentures	46,105,715	46,521,127
Common stock purchase warrants	12,033,098	16,078,920
Common stock equivalents of convertible preferred stock	2,415,866	2,535,866
Common stock options	3,007,227	2,302,802
Total	63,561,906	67,438,715

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
In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. For a public entity, the amendments in ASU 2014-09 were to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB voted for a one year deferral of the effective date of ASU 2014-09 and issued an exposure draft. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. Early application is not permitted. The Company is evaluating this standard and expect to have its analysis completed by mid-2017, however, preliminarily the Company does not expect that this new guidance will have a material impact on its revenue recognition..
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
Note 2
Acquisition:
On June 22, 2015, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with PhotoMedex Inc. and PhotoMedex Technology, Inc. pursuant to which the Company purchased the XTRAC and VTRAC laser businesses (the "Asset Purchase") for $42,528 in cash and assumed certain business-related liabilities. In June 2016, the Company received a return from the escrow account of $125 of the purchase price related to the assets in the purchased Indian subsidiary. The purchased assets include all of the accounts receivable, inventory and fixed and intangible assets of the business.

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
The consolidated results of operations do not include any revenues or expenses related to the XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company's unaudited pro-forma results for the three and nine months ended September 30, 2015 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2015 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:
	Three Months Ended September 30,2015	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)

Net revenues	$8,323	$23,684
Net loss attributable to common stockholders	$(12,186)	$(33,662)
Net loss per basic and diluted share:	$(1.29)	$(4.21)
Shares used in calculating net loss per basic and diluted share:	9,442,022	7,994,012
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2015, nor to be indicative of future results of operations.

Note 3
Inventories, net:
	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$2,912	$3,706
Finished goods	317	422
Total inventories	$3,229	$4,128
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 4
Property and Equipment, net:
	September 30, 2016	December 31, 2015
	(unaudited)
Lasers placed-in-service	$16,344	$15,782
Equipment, computer hardware and software	161	1,219
Furniture and fixtures	111	2,080
Leasehold improvements	24	931
	16,640	20,012
Accumulated depreciation and amortization	(5,792)	(6,161)
Property and equipment, net	$10,848	$13,851
Depreciation and related amortization expense was $3,482 and $1,253 for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016, the Company disposed of leasehold improvements, machinery and equipment and furniture and fixtures with a recorded cost of $3,933 and accumulated depreciation and amortization of $3,809, related to the closing of its Irvington, New York facility. The net book value of $124 was written off to general and administrative expense.
Note 5
Patents and Licensed Technologies, net:
	September 30, 2016	December 31, 2015
	(unaudited)
Core technology	$5,974	$5,974

Product technology	2,000	2,000
	7,974	7,974
Accumulated amortization	(1,459)	(727)
Patents and licensed technologies, net	$6,515	$7,247
Related amortization expense was $732 and $244 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2016	$244
2017	975
2018	975
2019	975
2020	775
Thereafter	2,571
Total	$6,515
Note 6
Other Intangible Assets:
Set forth below is a detailed listing of other definite-lived intangible assets:
	September 30, 2016	December 31, 2015
	(unaudited)
Customer relationships	$6,900	$6,900
Tradenames	1,500	1,500
	8,400	8,400
Accumulated amortization	(1,050)	(420)
Other intangible assets, net	$7,350	$7,980
Related amortization expense was $630 and $210 for the nine months ended September 30, 2016 and 2015, respectively.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Remaining 2016	$210
2017	840
2018	840
2019	840
2020	840
Thereafter	3,780
Total	$7,350
Note 7
Other Accrued Liabilities:
	September 30, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$127	$168
Accrued compensation, including commissions and vacation	737	1,336
Accrued sales and other taxes	397	349
Accrued professional fees and other accrued liabilities	277	308
Total other accrued liabilities	$1,538	$2,161

Note 8
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	September 30, 2016	December 31, 2015
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $24,816 and $26,267, respectively; and deferred financing costs of $535 and $522, respectively	$6,680	$5,489
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,591 and $3,922, respectively; and deferred financing costs of $406 and $443, respectively	4,718	4,350
Total convertible debt	$11,398	$9,839
The Company issued $32,500 aggregate principal amount of Debentures (June 2015 Debentures) that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of Company common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance, June 22, 2020. If the Company cannot maintain its listing on Nasdaq, it would be deemed a default under the 2015 debentures.
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

During the nine months ended September 30, 2016, the investors converted June 2015 debentures amounting to $248 into 329,411 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $202 for the nine months ended September 30, 2016.
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
As of September 30, 2016, the total outstanding amount of Debentures was $40,746.
Note 9
Long-term Debt:
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company was in compliance with these covenants as of September 30, 2016. On August 8, 2016, the minimum net revenue covenant was amended prospectively. The Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5%. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. Additionally if the Company cannot maintain its listing on Nasdaq, it would be deemed a default under the 2015 debentures and a breach of our affirmative covenants and therefore an event of default under our financing documents with Midcap. Unamortized discount on the long term debt and deferred financing costs was $593 and $649 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 the net balance of long-term debt is $10,549.
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

Note 10
Warrants:
The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or "down-round" provisions) and those that contain cash settlement provisions as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. As of June 22, 2016, the down-round provision expired on 12,083,821 warrants and as such $1,541 of value associated with these warrants was reclassified to equity.
For those that do contain such provisions, the Company recognizes the warrants as liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2016, June 22, 2016 and December 31, 2015 is as follows:
	September 30, 2016	June 22, 2016	December 31, 2015

Number of shares underlying the warrants	2,015,446	14,099,267	14,099,267
Stock price	$0.53	$0.65	$1.11
Volatility	46.00%	35.00 - 50.00%	35.90 – 50.00%
Risk-free interest rate	0.60% – 0.79%	0.25% – 1.04%	0.02% - 1.63%
Expected dividend yield	0%	0%	0%
Expected warrant life	2.37 – 2.60 years	0.09– 4.0 years	0.07 – 4.48 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine-month periods ended September 30, 2016 and 2015, for all financial liabilities categorized as Level 3 as of September 30, 2016 and, 2015, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	September 30, 2016

10/31/2013	$379	$(312)	$-	$67
2/5/2014	715	(597)	-	118
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,316)	$(1,541)	$185

Issuance Date	December 31, 2014	Initial Measurement	Increase (Decrease) in Fair Value	Reclassed from Equity	September 30, 2015

10/31/2013	$233	$-	$309	$-	$542
2/5/2014	266	-	767	-	1,033
7/24/2014 Series A	-	-		3,452	3,452
7/24/2014 Series B	-	-		1,947	1,947
6/22/2015	-	2,958	(397)	-	2,561

Total	$499	$2,958	$679	$5,399	$9,535
Number of Warrants Subject to Remeasurement:
Issuance Date	December 31, 2015	Reductions	September 30, 2016

10/31/2013	685,715	-	685,715
2/5/2014	1,329,731	-	1,329,731
7/24/2014 Series A	4,288,500	(4,288,500)	-
7/24/2014 Series B	4,795,321	(4,795,321)	-
6/22/2015	3,000,000	(3,000,000)	-

Total	14,099,267	(12,083,821)	2,015,446
Note 11
Stockholders' Equity:
Common Stock and Warrants
Balance at December 31, 2015	16,729,362
Additions	99,057
Expirations	(4,795,321)
Balance at September 30, 2016	12,033,098
Common stock warrants outstanding at September 30, 2016 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	69,321	$11.18
10/31/2013	4/30/2019	685,715	$0.75
2/5/2014	2/5/2019	1,329,731	$0.75
7/24/2014	7/24/2019	6,198,832	$0.75 - $ 2.45
6/22/2015	6/22/2020	3,000,000	$0.75
12/30/2015	12/30/2020	650,442	$1.13
1/29/2016	1/29/2021	99,057	$1.06
		12,033,098

Note 12
Stock-based compensation:
At September 30, 2016, the Company had 3,007,227 common stock options outstanding with a weighted-average exercise price of $1.48. 2,072,251 common stock options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three and nine months ended September 30, 2016 was $116 and $401, respectively. For the three and nine months ended September 30, 2015 stock-based compensation was $1,007 and $1,483 respectively. As of September 30, 2016 there was $282 in unrecognized compensation expense, which will be recognized over a weighted average period of 4 years.
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
Income tax expense of $64 and $191 for the three and nine months ended September 30, 2016 was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations. There was no such expense for the three and nine months ended September 30, 2015.
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

The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended September 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$6,205	$1,550	$12	$7,767
Costs of revenues	2,162	877	31	3,070
Gross profit	4,043	673	(19)	4,697
Gross profit %	65.2%	43.4%	(158.3%)	60.5%

Allocated operating expenses:
Engineering and product development	343	31	8	382
Selling and marketing expenses	2,767	57	16	2,840

Unallocated operating expenses	-	-	-	1,880
	3,110	88	24	5,102
Income (loss) from operations	933	585	(43)	(405)

Interest expense, net	-	-	-	(1,175)
Change in fair value of warrant liability	-	-	-	132
Other income (expense), net	-	-	-	3

Income (loss) before income taxes	$933	$585	$(43)	$(1,445)

Three Months Ended September 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$7,033	$1,189	$101	$8,323
Costs of revenues	2,326	607	109	3,042
Gross profit	4,707	582	(8)	5,281
Gross profit %	66.9%	48.9%	(7.9%)	63.5%

Allocated operating expenses:
Engineering and product development	348	31	181	560
Selling and marketing expenses	3,553	97	262	3,912

Unallocated operating expenses	-	-	-	3,132
	3,901	128	443	7,604
Income (loss) from operations	806	454	(451)	(2,323)

Interest expense, net	-	-	-	(5,577)
Change in fair value of warrant liability	-	-	-	(1,329)
Other income (expense), net	-	-	-	(5)

Net income (loss)	$806	$454	$(451)	$(9,234)

Nine Months Ended September 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$17,826	$5,174	$126	$23,126
Costs of revenues	6,723	2,641	267	9,631
Gross profit	11,103	2,533	(141)	13,495
Gross profit %	62.3%	49.0%	(111.9%)	58.4%

Allocated operating expenses:
Engineering and product development	977	147	417	1,541
Selling and marketing expenses	9,626	261	186	10,073

Unallocated operating expenses	-	-	-	5,882
	10,603	408	603	17,496
Income (loss) from operations	500	2,125	(744)	(4,001)

Interest expense, net	-	-	-	(3,571)
Change in fair value of warrant liability	-	-	-	5,316
Other income (expense), net	-	-	-	(1)

Income (loss) before income taxes	$500	$2,125	$(744)	$(2,257)

Nine Months Ended September 30, 2015 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$7,138	$1,638	$239	$9,015
Costs of revenues	2,386	891	6,949	10,226
Gross profit	4,752	747	(6,710)	(1,211)
Gross profit %	66.6%	45.6%	(2807.5%)	(13.4%)

Allocated operating expenses:
Engineering and product development	355	62	872	1,289
Selling and marketing expenses	3,727	127	1,787	5,641

Unallocated operating expenses	-	-	-	6,819
	4,082	189	2,659	13,749
Income (loss) from operations	670	558	(9,369)	(14,960)

Interest expense, net	-	-		(8,738)
Change in fair value of warrant liability	-	-	-	(679)
Other income (expense), net	-	-	-	23

Net income (loss)	$670	$558	$(9,369)	$(24,354)

For the three and nine months ended September 30, 2016 and 2015 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$6,287	$7,114	$18,444	$7,236
Foreign	1,480	1,209	4,682	1,779
	$7,767	$8,323	$23,126	$9,015
Note 15
Significant Customer Concentration:
For the three months ended September 30, 2016, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,457, or 18.8%, of total revenues for such period. For the nine months ended September 30, 2016, revenues from sales to the Company's international master distributor were $4,604, or 19.9%, of total revenues for such period. At September 30, 2016, the accounts receivable balance from GlobalMed Technologies was $613, or 20.9%, of total net accounts receivable. For the three months ended September 30, 2015, revenues from sales to the Company's international master distributor were $949, or 11.4% of total revenues for such period. For the nine months ended September 30, 2015, revenues from sales to the Company's international master distributor were $1,385, or 15.4%, of total revenues for such period. No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2016 and 2015. No other customer represented more than 10% of total accounts receivable as of September 30, 2016.
Note 16
Subsequent Events:
On October 28, 2016, investors converted debentures amounting to $19 into 25,000 shares of common stock. See Note 9, Convertible Debentures.
Effective on October 31, 2016, Michael R. Stewart resigned as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (our "Board"). The Company entered into a severance agreement and general release with Mr. Stewart and into a separate consulting agreement. Under the severance agreement, Mr. Stewart is entitled to receive severance payments and applicable insurance benefits through October 31, 2017. Also, any vested options as of the termination date shall continue to be exercisable until the later of 90 days or the termination of his consulting agreement.
On October 31, 2016, The Company entered into a consulting agreement with Mr. Stewart, pursuant to which Mr. Stewart will provide consulting services to us for a term of six months. Mr. Stewart will receive a monthly consulting fee of $12,500 during the term of the consulting agreement.
On October 31, 2016, our Board appointed Frank J. McCaney to our Board and as the Company's President and Chief Executive Officer. Mr. McCaney was most recently the chief executive officer of Corpak MedSystems, a private equity-backed medical device company in the field of enteral feeding. Corpak was sold to Halyard Health (HYH: NYSE) for $174 million in May 2016. Prior to Corpak, he was the founder and CEO of Nitric BioTherapeutics, a venture backed-medical technology company from 2006 until 2012. Prior to Nitric Bio, he was a senior executive at Viasys Healthcare, Inc. (VAS: NYSE), a medical technology company focusing on respiratory, neurology, medical disposable and orthopedic products and had a lead role in spinning Viasys out of Thermo Electron Corporation (TMO: NYSE). While at Viasys, Mr. McCaney had several responsibilities including strategy, business development and investor relations. He currently serves as a director of Diasome Pharmaceuticals, a privately-held company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "STRATA," "STRATA Skin Sciences" or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and this report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2016, there were 760 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 698 at September 30, 2015. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC system, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2015, over 354,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
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

Sales and Marketing
As of September 30, 2016, our sales and marketing personnel consisted of 48 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2016. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015, as filed with the SEC with our Annual Report on Form 10-K filed on March 15, 2016.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Dermatology Recurring Procedures	$6,205	$7,033	$17,826	$7,138
Dermatology Procedures Equipment	1,550	1,189	5,174	1,638
Dermatology Imaging	12	101	126	239

Total Revenues	$7,767	$8,323	$23,126	$9,015
We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, for the 2015 periods, revenues were included only for the period of June 23, 2015 through September 30, 2015.
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended September 30, 2016 was $6,205, which approximates 89,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the nine months ended September 30, 2016 was $17,826, which approximates 244,000 treatments. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. Our advertising expenditures in this area are aimed at reaching the more than 10 million patients in the United States afflicted with these diseases.
Recognized treatment revenue for the three and nine months ended September 30, 2015 was $7,033 and $7,138, respectively, which approximates 94,000 and 95,000 treatments. We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such revenues were included only for the period of June 23, 2015 through September 30, 2015.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2016, we deferred net revenues of $213 under this approach.
Dermatology Procedures Equipment
For the three months ended September 30, 2016 dermatology equipment revenues were $1,550. Internationally, we sold 19 systems for the three months ended September 30, 2016, 9 XTRAC and 10 VTRAC systems. For the nine months ended September 30, 2016 dermatology equipment revenues were $5,174. Internationally, we sold 65 systems for the nine months ended September 30, 2016, 39 XTRAC and 26 VTRAC systems.
For the three and nine months ended September 30, 2015 dermatology equipment revenues were $1,189 and $1,638, respectively. Internationally, we sold 17 systems for the three months ended September 30, 2015, 4 XTRAC and 13 VTRAC systems. Internationally, we sold 25 systems for the nine months ended September 30, 2015, 11 XTRAC and 14 VTRAC systems. We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, revenues were included only for the period of June 23, 2015 through September 30, 2015.

Dermatology Imaging
For the three months ended September 30, 2016 and 2015, imaging revenues were $12 and $101, respectively. For the nine months ended September 30, 2016 and 2015, imaging revenues were $126 and $239, respectively. Imaging revenues are generated from the MelaFind systems, through direct capital equipment sales and through a leasing model. Under the leasing model, there is an upfront installation fee and a monthly usage fee based on the number of lesions examined.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Dermatology Recurring Procedures	$2,162	$2,326	$6,723	$2,386
Dermatology Procedures Equipment	877	607	2,641	891
Dermatology Imaging	31	109	267	6,949

Total Cost of Revenues	$3,070	$3,042	$9,631	$10,226
As we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, cost of revenues for 2015, related to this business, was included from June 23, 2015 through September 30, 2015.
Cost of revenues of $3,070 for the three months ended September 30, 2016 was consistent with $3,042 for the three months ended September 30, 2015. Cost of revenues have decreased to $9,631 for the nine months ended September 30, 2016 compared to $10,226 for the nine months ended September 30, 2015. During the nine months ended September 30, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems. Offsetting these expense for the 2015 periods, were the XTRAC and VTRAC expenses that were included only from June 23, 2015 through September 30, 2015 compared to the entire periods presented for 2016.
Gross Profit Analysis
Gross profit decreased to $4,697 for the three months ended September 30, 2016 from $5,281 during the same period in 2015. As a percentage of revenues, the gross margin was 60.5% for the three months ended September 30, 2016 down from 63.5% during the same period in 2015.
Gross profit increased to $13,495 for the nine months ended September 30, 2016 from ($1,211) during the same period in 2015. As a percentage of revenues, the gross margin was 58.4% for the nine months ended September 30, 2016 up from (13.4%) during the same period in 2015.

The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$7,767	$8,323	$23,126	$9,015
Percent (decrease) increase	(6.7%)		156.5%
Cost of revenues	3,070	3,042	9,631	10,226
Percent increase (decrease)	0.9%		(5.8%)
Gross profit	$4,697	$5,281	$13,495	$(1,211)
Gross margin percentage	60.5%	63.5%	58.4%	(13.4%)

Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$6,205	$7,033	$17,826	$7,138
Percent (decrease) increase	(11.8%)		149.7%
Cost of revenues	2,162	2,326	6,723	2,386
Percent (decrease) increase	(7.1%)		181.8%
Gross profit	$4,043	$4,707	$11,103	$4,752
Gross margin percentage	65.2%	66.9%	62.3%	66.6%
The primary reason for the change in gross profit for the three months ended September 30, 2016, compared to the same period in 2015 was the decrease in treatment revenues. Incremental treatments delivered on existing equipment incur negligible incremental costs. The primary reason for the change in gross profit for the nine months ended September 30, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses for the 2015 periods was included from June 23, 2015 through September 30, 2015 and was allocated to the two Dermatology Procedures segments.
Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,550	$1,189	$5,174	$1,638
Percent increase	30.4%		215.9%
Cost of revenues	877	607	2,641	891
Percent increase	44.5%		196.4%
Gross profit	$673	$582	$2,533	$747
Gross margin percentage	43.4%	48.9%	49.0%	45.6%
The primary reason for the change in gross profit for the three months ended September 30, 2016, compared to the same period in 2015, was due to the mix of products sold in both types of units and parts. The primary reason for the change in gross profit for the nine months ended September 30, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses for the 2015 periods was included from June 23, 2015 through September 30, 2015 and was allocated to the two Dermatology Procedures segments.

Dermatology Imaging	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$12	$101	$126	$239
Percent decrease	(88.1%)		(47.3%)
Cost of revenues	31	109	267	6,949
Percent decrease	(71.6%)		(96.2%)
Gross profit	$(19)	$(8)	$(141)	$(6,710)
Gross margin percentage	(158.3%)	(7.9%)	(111.9%)	(2,807.5%)
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
Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2016 decreased to $382 from $560 for the three months ended September 30, 2015. This decrease was due to planned reductions in the ongoing research and development efforts for MelaFind.
Engineering and product development expenses for the nine months ended September 30, 2016 increased to $1,541 from $1,289 for the nine months ended September 30, 2015. The increase was due to $1,051 in engineering and product development expenses related to the XTRAC and VTRAC businesses for the nine months ended September 30, 2016 as compared to $417 for the nine months ended September 30, 2015. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the 2015 expenses were included only from June 23, 2015 through September 30, 2015.
Selling and Marketing Expenses
For the three months ended September 30, 2016, selling and marketing expenses decreased to $2,840 from $3,912 for the three months ended September 30, 2015. The decrease was related to a decrease in the media and marketing programs for the XTRAC procedures. The Company is refocusing the media programs to different outlets and demographics and have reduced the spend levels until this is completed, likely in early 2017.
For the nine months ended September 30, 2016, selling and marketing expenses increased to $10,073 from $5,641 for the nine months ended September 30, 2015. The increase was related to the inclusion of sales and marketing expenses related to the acquired XTRAC and VTRAC businesses of $9,872 for the nine months ended September 30, 2016 as compared to $3,850 for the nine months ended September 30, 2015. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the 2015 expenses were included only from June 23, 2015 through September 30, 2015. Partially offsetting the increases, were decreases in the MelaFind Division sales and marketing expenses primarily related to salary and headcount decreases and the overall impact of cost reduction initiatives.
General and Administrative Expenses
For the three months ended September 30, 2016, general and administrative expenses decreased to $1,880 from $3,132 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expenses decreased to $5,882 from $6,819 for the nine months ended September 30, 2015. The changes were due to the following reasons:
•	In the three and nine months ended September 30, 2015, we recorded $826 in stock-based compensation expense related to the special option issuance to certain board directors.
•	In the nine months ended September 30, 2015, we recorded $456 in costs related to the asset purchase.

Interest Expense, Net
Interest expense for the three months ended September 30, 2016 was $1,175 compared to $5,577 in the three months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 was $3,571 compared to $8,738 in the nine months ended September 30, 2015. Interest expense during the periods of 2016 and 2015 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. The periods also include interest expense related to the 2.25% senior convertible debentures issued on June 22, 2015. The 2015 periods included interest and related amortization of debt discount on the June 22, 2015 short-term senior notes. Additionally, approximately $203 of interest expense was recognized as a result of the conversion of $248 of debentures into common stock during the nine months ended September 30, 2016.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 815, ("ASC Topic 815") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820") and further discussed in Note 10 to the financial statements, we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of September 30, 2016, and recorded $132 and $5,316 in other income for the three and nine months ended September 30, 2016, respectively. We measured the fair value of these warrants as of September 30, 2015, and recorded $1,329 and $679 in other expense for the three and nine months ended September 30, 2015, respectively.
Other Income (Expense), net
Other income, net for the three months ended September 30, 2016 was $3 compared to other expense, net of $5 for the three months ended September 30, 2015. Other expense, net for the nine months ended September 30, 2016 was $1 compared to other income, net $23 for the nine months ended September 30, 2015. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the licensing of certain technology patents.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2016 was $64 and $191, respectively. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $1,509 during the three months ended September 30, 2016, as compared to net loss of $9,234 during the three months ended September 30, 2015. The factors described above resulted in net loss of $2,448 during the nine months ended September 30, 2016, as compared to $24,354 during the nine months ended September 30, 2015.
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
	For the Three Months Ended September 30,
	2016	2015	Change

Net loss	$(1,509)	$(9,234)	$7,725

Adjustments:
Income taxes	64	-	64
Depreciation and amortization *	1,521	1,710	(189)
Interest expense, net	537	506	31
Non-cash interest expense	638	5,071	(4,433)

EBITDA	1,251	(1,947)	3,198

Stock-based compensation expense	116	1,007	(891)
Change in fair value of warrants	(132)	1,329	(1,461)

Non-GAAP adjusted EBITDA	$1,235	$389	$846

* Includes depreciation on lasers placed-in-service of $1,040 and $1,169 for the three months ended September 30, 2016 and 2015, respectively.

	For the Nine Months Ended September 30,
	2016	2015	Change

Net loss	$(2,448)	$(24,354)	$21,906

Adjustments:
Income taxes	191	-	191
Depreciation and amortization *	4,844	2,348	2,496
Interest expense, net	1,604	794	810
Non-cash interest expense	1,967	7,944	(5,977)

EBITDA	6,158	(13,268)	19,426

Stock-based compensation expense	401	1,483	(1,082)
Change in fair value of warrants	(5,316)	679	(5,995)
Acquisition costs	-	456	(456)
Impairment of property and equipment	-	920	(920)
Inventory valuation reserves	-	4,818	(4,818)

Non-GAAP adjusted EBITDA	$1,243	$(4,912)	$6,155

* Includes depreciation on lasers placed-in-service of $3,329 and $1,169 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
As of September 30, 2016 we had $4,767 of working capital compared to $4,900 as of December 31, 2015. Cash and cash equivalents were $2,957 as of September 30, 2016, as compared to $3,303 as of December 31, 2015.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 43.3 million shares of our common stock at a price of $0.75 per share. Our obligations under the debentures are secured by a subordinated first priority lien on all of our assets. Through the nine months of 2016, $248 of debentures were converted into common stock.
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
We have experienced recurring losses and negative cash flow from operations since inception. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of September 30, 2016 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the fourth quarter of 2017.
Net cash and cash equivalents used in operating activities was $1,084 for the nine months ended September 30, 2016 compared to cash used in operating activities of $6,945 for the nine months ended September 30, 2015.
Net cash and cash equivalents used in investing activities was $467 for the nine months ended September 30, 2016 compared to cash used in investing activities of $43,683 for the nine months ended September 30, 2015. The primary reason for the change was the asset purchase of XTRAC and VTRAC business during the nine months ended September 30, 2015.
Net cash and cash equivalents provided by financing activities was $1,201 for the nine months ended September 30, 2016 compared to cash provided by financing activities of $42,346 for the nine months ended September 30, 2015. In the nine months ended September 30, 2016, we drew down $1,500 on a long-term debt facility. In the nine months ended September 30, 2015, we completed a financing consisting of senior notes amounting to $10,000 and convertible debentures of $32,500.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2015 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At September 30, 2016, we had no off-balance sheet arrangements.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of September 30, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
We did not regain compliance during the cure period which ran for 180 days and began on April 27, 2016.
On October 25, 2016 the Company was notified by NASDAQ that NASDAQ had granted an extension of the deadline to April 24, 2017 to demonstrate compliance with NASDAQ's continued listing requirements.
We will continue to monitor the closing bid price for our common stock and to assess our options for maintaining the listing of its common stock on the NASDAQ Capital Market in light of the Notice. Failure to maintain the listing of our common stock on the NASDAQ Capital Market would lead to an event of default under the debentures issued in our 2015 financing. Also, if delisting were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. Furthermore, while we believe that our common stock would trade on the OTC Bulletin Board, we would lose various advantages attendant to listing on a national securities exchange, including but not limited to, eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, which could have a negative effect on our ability to raise funds. Additionally it would be deemed a default under the 2015 debentures and a breach of our affirmative covenants and therefore an event of default under our financing documents with Midcap.
Our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. Unregistered sales of equity securities and use of proceeds
None.

ITEM 3. Defaults upon senior securities.
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Effective on October 31, 2016, Michael R. Stewart resigned as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors (our "Board"). The Company entered into a severance agreement and general release with Mr. Stewart and into a separate consulting agreement. Under the severance agreement, Mr. Stewart is entitled to receive severance payments and applicable insurance benefits through October 31, 2017. Also, any vested options as of the termination date shall continue to be exercisable until the later of 90 days or the termination of his consulting agreement.
On October 31, 2016, The Company entered into a consulting agreement with Mr. Stewart, pursuant to which Mr. Stewart will provide consulting services to us for a term of six months. Mr. Stewart will receive a monthly consulting fee of $12,500 during the term of the consulting agreement.
On October 31, 2016, our Board appointed Frank J. McCaney to our Board and as the Company's President and Chief Executive Officer. Mr. McCaney was most recently the chief executive officer of Corpak MedSystems, a private equity-backed medical device company in the field of enteral feeding. Corpak was sold to Halyard Health (HYH: NYSE) for $174 million in May 2016. Prior to Corpak, he was the founder and CEO of Nitric BioTherapeutics, a venture backed-medical technology company from 2006 until 2012. Prior to Nitric Bio, he was a senior executive at Viasys Healthcare, Inc. (VAS: NYSE), a medical technology company focusing on respiratory, neurology, medical disposable and orthopedic products and had a lead role in spinning Viasys out of Thermo Electron Corporation (TMO: NYSE). While at Viasys, Mr. McCaney had several responsibilities including strategy, business development and investor relations. He currently serves as a director of Diasome Pharmaceuticals, a privately-held company.
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

10.42	First Amendment to Credit and Security Agreement dated as of August 8, 2016 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company.
10.43	Amended and Restated Fee Letter Agreement dated as of August 8, 2016, by and between Midcap Financial Trust as Agent and the Company.
10.44	STRATA Skin Sciences 2016 Omnibus Option Plan (Filed herewith)
10.45	Employment Agreement between the Company and Frank J. McCaney dated as of October 31, 2016. (Filed herewith)
10.46	Stock Option Agreement between the Company and Frank J. McCaney dated as of October 31, 2016.(Filed herewith)
10.47	Severance and Release Agreement between the Company and Michael R. Stewart dated as of October 31, 2016. (Filed herewith)
10.48	Consulting Agreement between the Company and Michael R. Stewart dated as of October 31, 2016. (Filed herewith)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date November 14, 2016	By:	/s/ Frank J. McCaney
Name Frank J. McCaney
Title Chief Executive Officer

Date November 14, 2016	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer