Form 10-K
period 2016-12-31
STRATA Skin Sciences, Inc.
filed 2017-03-13
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2016, was 10,612,814 shares. The aggregate market value of the common stock held by non-affiliates (8,349,419 shares), based on the closing market price ($0.61) of the common stock as of June 30, 2016 was $5,093,146.

As of March 9, 2017, the number of shares outstanding of our common stock was 10,909,490. The closing market price of our common stock as of March 9, 2017 was $.59.

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
PART I
Item 1.          Business
Our Company
Overview
We are a medical technology company dedicated to developing and commercializing innovative products for the treatment of dermatological disorders. In June 2015 we completed the acquisition, the "Acquisition", of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc. The XTRAC and VTRAC products are devices cleared by the U.S. Food and Drug Administration, or FDA, for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42.5 million plus the assumption of certain business-related liabilities. We believe that these businesses acquired create a platform on which to transform STRATA into a leading medical dermatology company.

We are in the process of discontinuing our efforts to develop and commercialize the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. The MelaFind ® system is used when the dermatologist chooses to obtain additional information before making a final decision to biopsy in order to rule out melanoma. MelaFind has not achieved a significant enough level of acceptance by dermatologists to justify the continued investment of our scarce resources. In March 2017, we sent a notice to the 90 owners of MelaFind devices in the United States informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis.
XTRAC® Systems and VTRAC Systems
The XTRAC excimer laser technology emits highly concentrated UV light to treat dermatological skin disorders. It received FDA clearance in 2000 and has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases. Psoriasis and vitiligo alone, affect up to 10.5 million people in the U.S. and 190 million people worldwide. VTRAC is a UV light lamp system that works in much the same way as the XTRAC. It received FDA clearance in August 2005 and CE mark approval in January 2006 and has been marketed exclusively in international markets.
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
The XTRAC is marketed in the U.S. mainly under a recurring revenue model; in which we place the system in the physician's office for no upfront charge and generate our revenue on a per-use basis. We estimate that there are roughly 1,000 XTRAC lasers in use in the U.S., of which 775 systems were, as of December 31, 2016, included in the recurring revenue model. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. In markets outside the U.S., the XTRAC laser is marketed primarily as a capital sale through a master international distributor to distributors in twenty-five countries. The VTRAC is marketed exclusively in international markets through the same master international distributor.
Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis area and severity scores in as little as 6 to 10 treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that XTRAC has an 89% efficacy rate and produces only minimal side effects. In support of its clinical effect, the XTRAC Excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The products have also been endorsed by the National Psoriasis Foundation, and their use for psoriasis is covered by nearly all major insurance companies, including Medicare.
XTRAC is a reimbursable procedure for psoriasis under three Current Procedural Terminology ("CPT") codes. There are three applicable CPT codes that differ based on area of treatment only. Insurance Reimbursement to physicians varies based upon insurance company and geography. The national CPT code reimbursement established by the Center for Medicaid Services (CMS) which forms the basis for most insurance companies' reimbursement levels ranges for the three codes between $150 per treatment to $240 per treatment. (See "Third Party Reimbursement".)

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

Systemic medications:
There are a number of prescription medications available for psoriasis, which are given either by mouth or as an injection. The popularity and use of these medications is growing significantly, notwithstanding their potentially severe side-effects.

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
We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been high enough among both sufferers and providers; and that the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, to address the lack of knowledge issue, we have a direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician customers. Specific advertisements encourage prospective patients to contact our patient advocacy center through telephone or web site whereby we provide information on the treatment and insurance coverage, and we ultimately schedule an appointment for the prospective patient to be evaluated by a physician within our customer network, convenient to their location, to determine if they would benefit from XTRAC treatments. We are in the process of a research and development effort to develop products to assist in the reduction of the number of treatments in the XTRAC treatment protocol to make XTRAC treatments gain a wider appeal for those patients who cannot fit the current treatment regimen into their schedules.

The MelaFind System
In November 2011, we received a Pre-Market Approval, or PMA, from the FDA for MelaFind, a non-invasive, point-of-care (i.e. in the doctor's office) instrument to aid in the detection of melanoma, having already received in September 2011 Conformité Européenne ("CE") Mark approval. On March 7, 2012, we installed the first commercial MelaFind System. We designed MelaFind to aid in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information before making a final decision to biopsy in order to rule out melanoma. MelaFind acquires and displays multi-spectral (from blue to near infrared) and dermoscopic Red Green Blue ("RGB") digital data from pigmented skin lesions. It uses automatic data analysis and statistical pattern recognition to help identify lesions to be considered for biopsy to rule out melanoma. We believe that with the assistance provided by MelaFind, dermatologists may diagnose more melanomas at the most curable stages. However, the MelaFind System has not gained sufficient acceptance by dermatologists to justify continued investment.
In March 2017, we sent a notice to the 90 owners of MelaFind devices in the United States informing them that effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis.
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
On January 4, 2017, FDA accepted our final report on the PAS and marked the study status as "Terminated" on the Post-Approval Studies webpage due to the approval of a modified device (PMA supplement on the MelaFind Output) for which data had already been provided in the Reader Study.
Competition
Our XTRAC product line competes with pharmaceutical compounds and methodologies used to treat an array of skin conditions. Such alternative treatments may be in the form of topical products, systemic medications, and phototherapies from both large pharmaceutical and smaller devices companies. Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, minimal side effect profile, cost-effectiveness and reimbursement.
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
Research and Development Efforts
Our research and development team, including engineers, consists of approximately five employees. We conduct research and development activities at our facility located in Carlsbad, California. Currently, our research and development efforts are focused on the application of our XTRAC system to the treatment of inflammatory skin disorders.

Intellectual Property
Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2016, 28 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. Of those issued, 10 U.S. patents and one German patent relate to the XTRAC and VTRAC product lines and eighteen U.S. patents, and several foreign patents related to various aspects of MelaFind technology. As these MelaFind related patents come up for the payment of periodic maintenance fees, we will assess the need to continue to maintain their existence. We have not granted any significant licenses with respect to our intellectual property.
We also rely on trade secrets and technical know-how in the manufacture and marketing of our products. We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.
We believe that our patented methods and apparatus, together with proprietary trade-secret technology and registered trademarks, give us a competitive advantage; however, whether a patent is infringed or is valid, or whether or not a patent application should be granted, are all complex matters of science and law, and therefore, we cannot be certain that, if challenged, our patented methods and apparatus and/or trade-secret technology would be upheld. If one or more of our patented methods, patented apparatus or trade-secret technology rights, or our trademark rights, are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.
Government Regulation
Regulations Relating to Products and Manufacturing
Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC and MelaFind systems. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.
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
As of March 9, 2017, the national rates were as follows:
●	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2016 national payment of approximately $158.27 per treatment;
●	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2016 national payment of approximately $174.42 per treatment; and
●	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2016 national payment of approximately $240.81 per treatment.
The national rates are adjusted by overhead factors applicable to each state.
Employees
As of March 9, 2017, we had 96 full-time employees, which consisted of two executive officers, 5 senior managers, 48 sales and marketing staff, 12 people engaged in manufacturing of lasers, 15 customer-field service personnel, 5 engaged in research and development and 9 finance and administration staff.
Financial Information about Geographic Areas
See Note 16 to the consolidated financial statements included elsewhere in this filing.

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
Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of MelaFind. Our net loss for the year ended December 31, 2016 was approximately $3.3 million, and as of December 31, 2016, we had an accumulated deficit of approximately $210.6 million. Our profitability was negatively impacted by interest expense related to the June 2015 financing. Our losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity. Upon the closing of our acquisition of the XTRAC and VTRAC products in June 2015 we began to recognize revenues of those products, which we expect will provide sufficient cash flow to fund our current operations for the foreseeable future.
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
Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma and any of our future products or services may fail to gain market acceptance, which could adversely affect our competitive position.
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
CPT codes for all procedures are subject to continued reevaluation. Should CMS reduce reimbursement for the CPT codes for XTRAC treatment we may see a decline in our recurring revenue business as well as a decline in new XTRAC installations.
Whether a treatment may be delegated and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician's time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region's physicians may decline to adopt the XTRAC system into their practices.
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
In addition, medical insurance policies and treatment coverage have been and may be affected by the parameters of the ACA or successor policies enacted by the new administration. While the ACA's stated purpose is to expand access to coverage, it also mandates certain requirements regarding the types and limitations of insurance coverage. There can be no guarantee that the changes in coverage under the ACA will not affect the type and level of reimbursement for our products.
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
As of March 9, 2017, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.
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
In our international business, we depend for a material portion of our sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is our master distributor over the XTRAC and VTRAC products. If we lose GlobalMed or one of these sub-distributors, our sales of phototherapy products are likely to suffer in the short term, which could have a negative effect on our revenues and profitability.

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

On March 13, 2017 we notified the FDA that, as of September 30, 2017, we will no longer service the MelaFind device. There is a risk that customers who purchased the device may make claims for repayment of their purchase price or other demands for payment, although we believe this risk is minimal. Additionally, as the device is subject to both FDA requirements and requirements of certain foreign countries in which the device is still in use, we cannot assure you that a government agency may make a demand that we either continue to provide support or recall devices still in use and thereby increase our costs and expenses.
Our customers, or physicians and technicians, as the case may be, may misuse certain of our products, and product liability lawsuits and other damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.
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
In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, our businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or PMA from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained a PMA for the MelaFind system to aid in the diagnosis of melanoma and 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business.
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
Initiating and completing clinical trials necessary to support a 510(k) notice or a PMA application will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in early or later clinical trials.
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
Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis for any clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. The FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
These changes and additional proposed changes in the future could adversely affect the demand for our products as well as the way in which we conduct our business. For example, the ACA was enacted into law in the U.S. in March 2010. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices, which includes certain products marketed and sold by us, as well as requiring research into the effectiveness of treatment modalities and instituting changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.

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

The medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of its operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against that action and the underlying alleged violations, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.
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
The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.

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
The FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect its sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
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
We have a need for operating funds and there is no guarantee that we will be able to generate those funds from our business.
Our capital and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next twelve months following the filing of this Form 10-K. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers in the U.S. plus sales of the XTRAC and VTRAC units internationally. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that the Acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.
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
Risks Relating to the 2015 Financing
The debentures we issued in June 2015 (the "Debentures") contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.
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
We are required to remain listed on a nationally recognized stock exchange and failure to maintain that listing would be a default under the debenture. (See "Risks Related to Our Common Stock.")
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
On December 30, 2015, we entered into a $12.0 million credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed in the loan documents. We have drawn down the full $12.0 million available to us. Our obligations under the credit facility are secured by a first priority lien on all of our assets. Other financing documents included subordination agreements and other amendments with our existing debenture holders from its 2014 and 2015 financings. Our commitments under the Agreement require that we maintain our listing on a nationally recognized stock exchange. (See "Risks Related to our Common Stock." Our failure to abide by our on-going obligations under the loan documents could result in the lender seizing our assets.
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
On October 25, 2016, we were notified by NASDAQ that NASDAQ had granted us an extension of the deadline to April 24, 2017 to demonstrate compliance with NASDAQ's continued listing requirements.
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

As one approach to curing the listing deficiency, we have asked the Shareholders to approve a reverse stock-split of up to 1 for 10 of our common stock. We have scheduled the meeting for March 29, 2017 and we cannot assure you that we will have the necessary quorum to hold a vote on the proposal, or that if we do have a quorum that there will be a majority of shares cast in favor of authorizing the company to effect a reverse split.
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
We lease a 10,672 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. The term of the lease runs through November 30, 2018.
We lease 28,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on September 30, 2017. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.
Item 3.	Legal Proceedings
From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required.
Item 4.	Mine Safety Disclosures
Not applicable.
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 9, 2017, we had 10,909,490 shares of common stock issued and outstanding. This did not include (i) options to purchase 4,500,522 shares of common stock, of which 2,222,046 were vested as of March 9, 2017, (ii) warrants to purchase up to 12,033,098 shares of common stock, all of which warrants were vested or (iii) convertible debentures convertible into 46,005,715 shares of common stock.
Our common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SSKN." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:
	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$0.61	$0.44
Third Quarter	0.74	0.50
Second Quarter	0.96	0.61
First Quarter	1.15	0.93
Year Ended December 31, 2015:
Fourth Quarter	$1.21	$1.07
Third Quarter	1.25	1.05
Second Quarter	2.48	1.15
First Quarter	3.57	1.22
On March 9, 2017, the last reported sale price for our common stock on Nasdaq was $0.59 per share. As of March 9, 2017, we had approximately 69 stockholders of record, without giving effect to determining the number of stockholders who held shares in "street name" or other nominee accounts.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2016. See Notes 1 and 14 to the consolidated financial statements for additional discussion.
	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	4,500,522	$1.02	8,294,400

Equity compensation plans not approved by security holders	-	-	-

Total	4,500,522	$1.02	8,294,400
Recent Issuances of Unregistered Securities
None.
Purchases of Equity Securities
None.
Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report. Dollar amounts are reported in thousands, except per share and per treatment data.
Introduction, Outlook and Overview of Business Operations
We are a medical technology company dedicated to developing and commercializing innovative products for the treatment of dermatological disorders. In June 2015, we completed the acquisition of the XTRAC System and the VTRAC System businesses from PhotoMedex, Inc. The XTRAC and VTRAC products are FDA cleared devices for the treatment of psoriasis, vitiligo and other skin disorders. The purchase price was $42,403 plus the assumption of certain business-related liabilities. Management believes that these businesses acquired create a platform on which to transform STRATA into a leading medical dermatology company. Management further believes that the cash flow generated by these businesses will be sufficient to finance our operations for the at least the next twelve months following the filing of this Form 10-K.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2016, there were 775 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 718 at the end of December 2015. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC system, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2016, over 351,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
The financial results of the XTRAC and VTRAC businesses have been included in the results of operations subsequent to June 22, 2015, the date of the acquisition. The assets of the acquired businesses and liabilities assumed have been consolidated as of June 22, 2015.
We are in the process of discontinuing our efforts to develop and commercialize the MelaFind System. MelaFind is a non-invasive, point-of-care (i.e., in the doctor's office) instrument designed to aid in the dermatologists' decision to biopsy pigmented skin lesions, particularly melanoma. We have been unsuccessful in commercializing the MelaFind product in a way that would bring financial benefit to our shareholders. In March 2017, we sent a notice to the 90 owners of MelaFind devices in the United States informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis.
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
Sales and Marketing
As of December 31, 2016, our sales and marketing personnel consisted of 48 full-time employees, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
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
Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2016 and 2015, allowance for doubtful accounts was $135 and $45, respectively.
Property and Equipment.  As of December 31, 2016 and 2015, we had net property and equipment of $10,180 and $13,851, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians' use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician's office and redeploy it elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2016 and 2015, we had $22,215 and $24,155 of goodwill and other intangibles, accounting for 51.4% and 47.0% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment at least annually. The acquisition of the XTRAC and VTRAC businesses that gave rise to the recorded goodwill closed on June 22, 2015. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.
We organized our business into three operating units and are defined as Dermatology Recurring Procedures, Dermatology Procedures Equipment and Dermatology Imaging. The balance of our goodwill for each of our segments as of December 31, 2016 is as follows: Dermatology Recurring Procedures $7,958, Dermatology Procedures Equipment $845 and Dermatology Imaging $0. We completed our annual goodwill impairment analysis as of December 31, 2016 for our reporting units. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Dermatology Recurring Procedures has a fair value that is in excess of its carrying value by approximately 16.7%, while Dermatology Procedures Equipment has a fair value that is approximately 48.8% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.
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
ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. We do not have any unrecognized tax benefits or accrued penalties and interest. If such matters were to arise, we would recognize interest and penalties related to income tax matters in income tax expense.

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
The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $113 and $1,753 for the years ended December 31, 2016 and 2015, respectively.
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
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Year Ended December 31,
	2016	2015
Dermatology Recurring Procedures	$24,558	$14,616
Dermatology Procedures Equipment	7,065	3,591
Dermatology Imaging	134	288

Total Revenues	$31,757	$18,495
We completed the asset purchase of the XTRAC and VTRAC businesses on June 22, 2015 and as such, for the 2015 period, revenues were included only for the period of June 23, 2015 through December 31, 2015.
Dermatology Recurring Procedures
Recognized treatment revenue for the year ended December 31, 2016 was $24,558 which approximates 351,000 treatments, with prices from $65 to $95 per treatment. Recognized treatment revenue for the year ended December 31, 2015 was $14,616 which approximates 194,000 treatments, with prices from $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as FaceBook and Twitter. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2016 and 2015, we deferred net revenues of $91 and $20, respectively, under this approach.
Dermatology Procedures Equipment
For the year ended December 31, 2016 dermatology equipment revenues were $7,065. Internationally, we sold 88 systems for the year ended December 31, 2016, 27 of which were VTRAC systems. Domestically, we sold 3 systems for the year ended December 31, 2016. For the year ended December 31, 2015 dermatology equipment revenues were $3,591. Internationally, we sold 52 systems for the year ended December 31, 2015, 31 of which were VTRAC systems.
Dermatology Imaging
For the year ended December 31, 2016 and 2015, imaging revenues were $134 and $288, respectively. Imaging revenues are generated from the MelaFind systems, through direct capital equipment sales and through a leasing model. Under the leasing model, there is an upfront installation fee and a monthly usage fee based on the number of lesions examined.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Year Ended December 31,
	2016	2015
Dermatology Recurring Procedures	$8,763	$4,680
Dermatology Procedures Equipment	3,506	1,989
Dermatology Imaging	367	7,050

Total Cost of Revenues	$12,636	$13,719
As we completed the asset purchase of XTRAC and VTRAC businesses on June 22, 2015, cost of revenues for 2015, related to this business, was included from June 23, 2015 through December 31, 2015.
Cost of revenues have decreased to $12,636 for the year ended December 31, 2016 compared to $13,719 for the year ended December 31, 2015. During the year ended December 31, 2015 we initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems. Offsetting these expenses for the 2015 periods, were the XTRAC and VTRAC expenses that were included only from June 23, 2015 through December 31, 2015 compared to the entire period presented for 2016.

Gross Profit Analysis
Gross profit increased to $19,121 for the year ended December 31, 2016 from $4,776 during the same period in 2015. As a percentage of revenues, the gross margin was 60.2% for the year ended December 31, 2016 from 25.8% during the same period in 2015.
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Year Ended December 31,
	2016	2015
Revenues	$31,757	$18,495
Percent increase	71.7%
Cost of revenues	12,636	13,719
Percent decrease	(7.9%)
Gross profit	$19,121	$4,776
Gross margin percentage	60.2%	25.8%

Dermatology Recurring Procedures	For the Year Ended December 31,
	2016	2015
Revenues	$24,558	$14,616
Percent increase	68.0%
Cost of revenues	8,763	4,680
Percent increase	87.2%
Gross profit	$15,795	$9,936
Gross margin percentage	64.3%	68.0%
The primary reason for the change in gross profit for the year ended December 31, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses for the 2015 period was included from June 23, 2015 through December 31, 2015 and was allocated to the two Dermatology Procedures segments. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases on in those treatments have an impact on gross margin.
Dermatology Procedures Equipment	For the Year Ended December 31,
	2016	2015
Revenues	$7,065	$3,591
Percent increase	96.7%
Cost of revenues	3,506	1,989
Percent increase	76.3%
Gross profit	$3,559	$1,602
Gross margin percentage	50.4%	44.6%
The primary reason for the change in gross profit for the year ended December 31, 2016, compared to the same period in 2015, was the acquisition of the XTRAC and VTRAC businesses on June 22, 2015. The gross profit related to these businesses for the 2015 periods was included from June 23, 2015 through December 31, 2015 and was allocated to the two Dermatology Procedures segments. The gross margin change is affected by the mix of products sold in each year.

Dermatology Imaging	For the Year Ended December 31,
	2016	2015
Revenues	$134	$288
Percent decrease	(53.5%)
Cost of revenues	367	7,050
Percent decrease	(94.8%)
Gross profit	$(233)	$(6,762)
Gross margin percentage	(173.9%)	(2,347.9%)
The primary reason for the change in gross profit for the year ended December 31, 2016, compared to the same period in 2015, was during the year ended December 31, 2015 we had initiated plans to develop an updated version of the MelaFind system and, accordingly, determined that a majority of our existing inventory of MelaFind systems and related parts exceeded our requirements. As a result, we wrote-off the excess and obsolete inventory on our MelaFind systems and related components and incurred a charge of $4,818. We also had an impairment charge of $920 of property and equipment related to the MelaFind systems.
Engineering and Product Development
Engineering and product development expenses for the year ended December 31, 2016 remained consistent at $1,929 from $2,029 for the year ended December 31, 2015. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the expenses were included only from June 23, 2015 through December 31, 2015. Ongoing research and development efforts for the MelaFind technology on product enhancements have been ended.
Selling and Marketing Expenses
For the year ended December 31, 2016, selling and marketing expenses increased to $13,152 from $9,194 for the year ended December 31, 2015. The increase was related to the inclusion of sales and marketing expenses related to the acquired XTRAC and VTRAC businesses of $12,966 for the year ended December 31, 2016 as compared to $7,323 for the year ended December 31, 2015. As the XTRAC and VTRAC acquisition was completed on June 22, 2015, the expenses were included only from June 23, 2015 through December 31, 2015. Offsetting some of the increases, were decreases in the MelaFind Division primarily related to salary and headcount decreases and overall impact of cost reduction initiatives.
General and Administrative Expenses
For the year ended December 31, 2016, general and administrative expenses decreased to $7,637 from $10,028 for the year ended December 31, 2015. The changes were due to the following reasons:
•	In the year ended December 31, 2015, we recorded $827 in stock-based compensation expense related to the special option issuance to certain board directors.
•	In the year ended December 31, 2015, we recorded $456 in acquisition costs related to the asset purchase.
•	Additionally, there were decreases in the MelaFind Division primarily related to salary and headcount decreases and overall impact of cost reduction initiatives.

Interest Expense, Net
Interest expense for the year ended December 31, 2016 was $4,900 compared to $10,200 in the year ended December 31, 2015. Interest expense during the periods of 2016 and 2015 relate to the 4% senior convertible debentures issued in July 2014, which included amortization of the related debt discount and deferred financing fees. The periods also include interest expense related to the 2.25% senior convertible debentures issued on June 22, 2015. The 2015 periods included interest and related amortization of debt discount on the June 22, 2015 short-term senior notes. Additionally, approximately $217 of interest expense was recognized as a result of the conversion of $265 of debentures into common stock during the year ended December 31, 2016. Approximately $3,601 of interest expense was recognized as a result of the conversion of $4,815 of debentures into common stock during the year ended December 31, 2015.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of December 31, 2016, and recorded $5,396 in other income for the year ended December 31, 2016. We measured the fair value of these warrants as of December 31, 2015, and recorded $1,814 in other income for the year ended December 31, 2015.
Other Income (Expense), net
Other income, net for the year ended December 31, 2016 was $21 compared to $33, for the year ended December 31, 2015. Other income mainly represents royalty income we earn each quarter from Kavo Dental GmbH on the licensing of certain technology patents.
Income Taxes
Income tax expense for the year ended December 31, 2016 was $255 compared to $119 for the year ended December 31, 2015. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $3,335 during the year ended December 31, 2016, as compared to a net loss of $24,947 during the year ended December 31, 2015.
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
	For the Year Ended December 31,
	2016	2015	Change

Net loss	$(3,335)	$(24,947)	$21,612

Adjustments:
Income taxes	255	119	136
Depreciation and amortization *	6,366	4,051	2,315
Interest expense, net	2,226	1,329	897
Non-cash interest expense	2,674	8,871	(6,197)

EBITDA	8,186	(10,577)	18,763

Stock-based compensation expense	113	1,753	(1,640)
Acquisition costs	-	456	(456)
Change in fair value of warrants	(5,396)	(1,814)	(3,582)
Impairment of MelaFind property and equipment	-	920	(920)
MelaFind Inventory write off	-	4,818	(4,818)

Non-GAAP adjusted EBITDA	$2,903	$(4,444)	$7,347
* Includes depreciation on lasers placed-in-service of $4,410 and $2,364 for the year ended December 31, 2016 and 2015, respectively.
Liquidity and Capital Resources
As of December 31, 2016, we had $4,619 of working capital compared to $4,900 as of December 31, 2015. Cash and cash equivalents were $3,928 as of December 31, 2016, as compared to $3,318, including restricted cash of $15, as of December 31, 2015.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 43.3 million shares of our common stock at a price of $0.75 per share. Our obligations under the debentures are secured by a subordinated first priority lien on all of our assets. During 2016 and 2015, $265 and $222 of debentures were converted into common stock, respectively.

On December 30, 2015, we entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. Our obligations under the credit facility are secured by a first priority lien on all of our assets. Other financing documents included subordination agreements and other amendments with our existing debenture holders from its 2014 and 2015 financings.
Until 2016, we had experienced recurring losses and negative cash flow from operations since inception. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of December 31, 2016 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the next twelve months following the filing of this Form 10-K.
On October 25, 2016, we were notified by NASDAQ that NASDAQ had granted us an extension of the deadline to April 24, 2017 to demonstrate compliance with NASDAQ's continued listing requirements. We will continue to monitor the closing bid price for our common stock and to assess our options for maintaining the listing of its common stock on the NASDAQ Capital Market in light of the Notice. Failure to maintain the listing of our common stock on the NASDAQ Capital Market would lead to an event of default under the debentures issued in our 2015 financing. Also, if delisting were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. Furthermore, while we believe that our common stock would trade on the OTC Bulletin Board, we would lose various advantages attendant to listing on a national securities exchange, including but not limited to, eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, which could have a negative effect on our ability to raise funds. Additionally it would be deemed a default under the 2015 debentures and a breach of our affirmative covenants and therefore an event of default under our financing documents with Midcap. If there is an event of default, the 2015 debentures and the term note could be due immediately and would be classified as a current liability.
As one approach to curing the listing deficiency, we have asked the Shareholders to approve a reverse stock-split of up to 1 for 10 of our common stock. We have scheduled the meeting for March 29, 2017 and we cannot assure you that we will have the necessary quorum to hold a vote on the proposal, or that if we do have a quorum that there will be a majority of shares cast in favor of authorizing the company to effect a reverse split.
Net cash and cash equivalents provided by operating activities was $322 for the year ended December 31, 2016 compared to cash used in operating activities of $6,570 for the year ended December 31, 2015. The primary reasons for the change was the cash from operations generated by the XTRAC and VTRAC business, which was acquired on June 22, 2015, and a continued effort to reduce expenses.
Net cash and cash equivalents used in investing activities was $868 for the year December 31, 2016 compared to cash used in investing activities of $44,239 for the year ended December 31, 2015. The primary reason for the change was the asset purchase of the XTRAC and VTRAC business during year ended December 31, 2015.
Net cash and cash equivalents provided by financing activities was $1,167 for the year ended December 31, 2016 compared to cash provided by financing activities of $42,670 for the year ended December 31, 2015. In the year ended December 31, 2016, we drew down $1,500 on a long-term debt facility. In the year ended December 31, 2015, we completed a financing consisting of Senior secured notes amounting to $10,000 and senior secured convertible debentures of $32,500; repaid the Senior secured notes of $10,000 and drew down $10,500 on a long-term debt facility.

Off-Balance Sheet Arrangements
At December 31, 2016, we had no off-balance sheet arrangements.
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
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of December 31, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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

Management's Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2016.
Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.
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
Item 9B.          Other Information
None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held six meetings.
The following sets forth certain biographical information concerning our current directors and our executive officers as of March 9, 2017.

Name	Position	Age
Jeffrey F. O'Donnell, Sr.	Chairman of the Board	57
Francis J. McCaney	President, Chief Executive Officer and Director	62
R. Rox Anderson	Director	66
Samuel E. Navarro	Director	61
David K. Stone	Director	60
Kathryn Swintek	Director	64
LuAnn Via	Director	63
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
Francis J. McCaney became our President and Chief Executive Officer on October 31, 2016. Mr. McCaney was most recently the chief executive officer of Corpak MedSystems, a private equity-backed medical device company in the field of enteral feeding. Corpak was sold to Halyard Health (HYH: NYSE) for $174 million in May 2016. Prior to Corpak, he was the founder and CEO of Nitric BioTherapeutics, a venture backed-medical technology company from 2006 until 2012. Prior to Nitric Bio, he was a senior executive at Viasys Healthcare, Inc. (VAS: NYSE), a medical technology company focusing on respiratory, neurology, medical disposable and orthopedic products and had a lead role in spinning Viasys out of Thermo Electron Corporation (TMO: NYSE). While at Viasys, Mr. McCaney had several responsibilities including strategy, business development and investor relations. He currently serves as a director of Diasome Pharmaceuticals, a privately-held company. We believe Mr. McCaney's qualifications to serves on our Board of Directors include his extensive executive experience in the healthcare industry, including medical device companies.

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
David K. Stone has served as a member of our Board of Directors since December 2011 and served as Chairman of our Board of Directors from June 2013 to November 2013. In 2006, Mr. Stone founded Liberty Tree Advisors, LLC, a life sciences investment banking and consulting firm where he served as a Managing Director until January 2017. Prior to this, from 2000 to 2006 Mr. Stone was a Managing Director and Partner at Flagship Ventures, a venture capital fund focused in the life sciences industry. From 1989 to 1999, Mr. Stone led the biotechnology equity research team at Cowen & Company. Mr. Stone is currently on the Board of Directors of PAKA Pulmonary Pharmaceuticals. He has also served on the Board of Directors of Seahorse Bioscience, where he was Chairman of the Audit Committee from 2001 to November 2015 when Seahorse Bioscience was acquired by Agilent. He served on the Board of Directors of Oscient Pharmaceuticals, where he served as Chairman from 2005 to 2009. In March 2017, Mr. Stone was sanctioned by FINRA, the Financial Industry Regulatory Authority, for failure to supervise a broker in a private securities transaction. The sanction consists of a two-month suspension from associating with any FINRA member firm in a principal capacity and a minimal fine. We believe Mr. Stone's qualifications to serve on our Board of Directors include his extensive experience as a biopharmaceutical industry research analyst and his venture capital work with numerous pharmaceutical and medical device companies.

Kathryn Swintek was elected to our Board of Directors, in April 2013. Since August 2010, Ms. Swintek has been a Managing Partner and member of the Investment Committee of Golden Seeds Fund 2, and Managing Director of Golden Seeds LLC, an angel investment forum backing women owned or managed early stage and growth companies. Prior to Golden Seeds, Ms. Swintek was a senior executive at BNP Paribas from November 1989 to April 2008, where she most recently served as Managing Director and Global Co-Head of its London-based Financial Sponsors Coverage Group. From 1974 to 1989, Ms. Swintek was a senior executive with Irving Trust Company (now known as BNY Mellon), where she was a Sr. Vice President and held positions in risk management, and acquisition finance, and managed business relationships for the International Division in North Africa and the Near East, as well as in France, where she served as Representative while residing in Paris. Ms. Swintek is a former Chair of the Governing Board and the Executive Committee of C200, a business women's leadership organization, which she joined in 2003. She serves on the Board of Directors of Bergen Medical Products, Inc., Turtle & Hughes, Inc., Open Road Integrated Media, Inc., and Oculogica Inc.In addition to C200, she is a member of the Women's Forum of New York, Women Corporate Directors, and Women Business Leaders of the U.S. Health Care Industry Foundation. Ms. Swintek serves as the Chairperson of our Audit Committee and is a member of our Executive Compensation and Employee Benefits Committee. We believe that Ms. Swintek's qualifications to serve on our Board of Directors include her corporate leadership experience and her wide-ranging experience in international financial services.
LuAnn Via has served as a member of our Board of Directors since April 2012. From November 2012 through January 2017, Ms. Via was President and CEO of Christopher & Banks Corporation, a specialty retailer of women's clothes; a company operating more than 500 retail stores. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers. Ms. Via is a member of Women Corporate Directors and The Committee of 200, a business women's leadership group. We believe Ms. Via's qualifications to serve on our Board of Directors include her experience in retail sales and manufacturing and her extensive experience as a CEO and senior executive of several publicly-listed companies.
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

Compensation, Nominations and Corporate Governance and Audit Committees
General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.strataskinsciences.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2016 that, except for Mr. McCaney, who is our Chief Executive Officer, as well as Mr. O'Donnell and Mr. Navarro, who receive consulting fees, all other current members of the Board of Directors are independent under the revised listing standards of NASDAQ.
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
Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of LuAnn Via, Kathryn Swintek and David K. Stone. Ms. Via serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee as of December 31, 2016 satisfies the independence requirements of Nasdaq. The Compensation Committee held seven formal meetings during 2016.
The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2016 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee's qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors' nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Mrs. Via, Mrs. Swintek and Mr. Stone. Mr. Stone serves as the Chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee held two meetings during 2016 in conjunction with meetings of the full Board of Directors.
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

The Nominations and Corporate Governance Committee considers these requirements when recommending nominees to our Board of Directors. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of our Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or other circumstances. When considering potential director nominees, the Nominations and Corporate Governance Committee also considers the candidate's character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of STRATA Skin and of our existing directors. The Nominations and Corporate Governance Committee also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Nominations and Corporate Governance Committee considers all of these factors to ensure that our Board of Directors as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of us.

Audit Committee.    Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:
•	appointing, evaluating and determining the compensation of our independent auditors;
•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;
•	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;
•	reviewing other risks that may have a significant impact on our financial statements;
•	preparing the Audit Committee report for inclusion in the annual proxy statement;
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;
•	approving all related party transactions, as defined by applicable Nasdaq Rules, to which we are a party; and
•	evaluating annually the Audit Committee charter.
The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.
Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Kathryn Swintek, David K. Stone and R. Rox Anderson. Ms. Swintek serves as the Chairman of the Audit Committee. The Audit Committee meets regularly and held four meetings during 2016.
The Board of Directors determined in 2016 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the "Commission") and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an "audit committee financial expert" under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.
Special Finance Committee
In connection with the purchase of the XTRAC Excimer Laser and the VTRAC excimer lamp businesses from PhotoMedex, Inc. and the related 2015 Financing, we established a special finance committee (the "Finance Committee") for the purpose of evaluating transaction options for we and the potential financing for any such transaction, as well as assisting management in negotiating the acquisition of the XTRAC Excimer Laser and the VTRAC excimer lamp from PhotoMedex, Inc. and assisting management in negotiating the 2015 Financing itself. Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro served on Special Finance Committee with the Board of Directors.

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
REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS*
The audit committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.
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
The audit committee discussed with the Company's independent registered public accounting firm the overall scope and plans for its audits, and received from them written disclosures and letter regarding their independence. The audit committee meets with the Company's independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company's internal control over financial reporting and the overall quality of the Company's financial reporting. The audit committee held four meetings during the fiscal year ended December 31, 2016.

In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the Commission. The audit committee has also retained EisnerAmper LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017.
AUDIT COMMITTEE:
Kathryn Swintek
R. Rox Anderson
David K. Stone
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 15, 2017, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that all Section 16(a) filing requirements applicable to directors and officers were timely met during the year ended December 31, 2016.
Item 11.          Executive Compensation
SUMMARY COMPENSATION TABLE
The following table includes information for the years ended December 31, 2016 and 2015 concerning compensation for our Named Executive Officers.
Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (5))	All Other Compensation ($) (6)	Total ($)

Francis J. McCaney (1), Director, President and Chief Executive Officer	2016	56,700	-	-	150,273	1,000	207,973
	2015	-	-	-	-	-	-

Christina L. Allgeier (2), Chief Financial Officer and Treasurer	2016	200,000	25,500	-	37,600	13,500	276,600
	2015	90,679	30,000	-	-	7,076	127,755

Michael R. Stewart (3), Former Director, President and Chief Executive Officer	2016	344,240	-	-	-	388,661	732,901
	2015	313,570	255,000	109,000	-	37,436	715,006

(1)	Francis J. McCaney was hired as President and Chief Executive Officer on October 31, 2016.
(2)	Christina L. Allgeier was promoted to Chief Financial Officer and Treasurer on November 9, 2015.
(3)	Michael R. Stewart resigned as Director, President and Chief Executive Officer effective October 31, 2016.
(4)	Bonus in the foregoing table is the bonus earned in 2016 and 2015, even though such bonus may have been paid in a subsequent period.
(5)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2016, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2016 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(6)
"All Other Compensation" includes car allowance of $1,000 for Mr. McCaney. For Ms. Allgeier it includes car allowance of $12,000 and 401(k) matching contributions of $1,500. For Mr. Stewart it includes car allowance of $11,000, premiums for supplementary life and/or disability insurance of $2,661 and severance paid to and to be paid from January to October 31, 2017.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control
Employment Agreement with Francis J. McCaney.    On October 31, 2016, we entered into an Employment Agreement (the "Agreement") with Francis J. McCaney, our President and Chief Executive Officer. Under the terms of the agreement, Mr. McCaney will receive a base salary of $375,000 and will be eligible to receive a bonus of up to 50% of his base salary per annum, starting for fiscal year 2017, based on achievement of specified milestones, as determined by our Board based upon annual budgets approved by our Board from time to time, provided that the cash bonus for 2016 shall be prorated based upon the portion of such fiscal year during which Mr. McCaney was employed pursuant to the agreement.
In addition, Mr. McCaney was granted options to purchase up to 1,550,000 shares of our common stock, having a term of ten years, as follows: (i) 542,500 shares vesting in three substantially equal installments on the first, second and third anniversaries of October 31, 2016; and (ii) up to 1,007,500 shares vesting in three substantially equal annual installments upon a determination by our Board that we have achieved the following milestones for each of the 2017, 2018 and 2019 fiscal years, respectively: (A) one-third if we achieve the revenue plan established by our Board for such year, (B) one-third if we achieve the EBITDA plan established by our Board for such year, and (C) one-third if we achieve the goals established by our Board for such year; provided that any such stock option that has not vested with respect to any particular year due to the failure to satisfy a milestone condition for that year will terminate as of the end of that year and will no longer become exercisable. If (i) we undergo a change of control before the stock option vests in full and (ii) Mr. McCaney is not offered post-change of control employment by us or any successor entity, or if offered such post-change of control employment and Mr. McCaney terminates his employment for good reason (as those terms are defined in the employment agreement) within a period of 30 days after the date of the change of control, conditioned upon his execution of a release satisfactory to us, all such stock options that have not previously terminated shall accelerate and shall vest in full upon the effective date of the termination of Employee's employment.
In the event of a change of control, as defined in the agreement, and (a) Mr. McCaney has not been offered post-change of control employment by us or any successor entity or (b) Mr. McCaney is offered such post-change of control employment, and he terminates his employment for good reason, as defined in the agreement, within 30 days after the date of change of control, in addition to payment of his base salary and any cash bonus earned through the date of termination, Mr. McCaney will be entitled to receive, conditioned upon his execution of a release satisfactory to us, severance in the amount of his then current base salary for 18 months. In the event we terminate Mr. McCaney's employment other than for cause or upon a change of control or by reason of his death or disability or his voluntary decision to terminate, in addition to payment of his base salary and any cash bonus earned through the date of termination, Mr. McCaney will be entitled to receive, conditioned upon his execution of a release satisfactory to us, severance in the amount of his then current base salary for 12 months.
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

Outstanding Equity Awards Value at Fiscal Year-End Table
The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2016.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Francis J. McCaney	-	542,500	1,007,500	0.55	10/31/2026	0	0	N/A	N/A

Christina L. Allgeier	12,500	87,500	0	0.75	6/7/2026	0	0	N/A	N/A

(1)	Options granted to Mr. McCaney were under the 2016 Omnibus Incentive Plan and options granted to Ms. Allgeier were under the 2013 Equity Plan.
Director Compensation
Each of our non-employee directors receives an annual fee of $35,000 for serving as a director, pro-rated to the date they join the Board of Directors, and an annual grant of stock options to purchase up to 75,000 shares of common stock, which grant is pro-rated to the first day of the quarter during which they join the Board of Directors. In addition, our Chairman of the Board receives an annual fee of $50,000 and the chairman of each of our audit committee, our compensation committee and our nominating and corporate governance committee receives an annual fee of $15,000, $10,000 and $10,000, respectively. Committee members who are not chairs of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive, annual fees of $6,000, $5,000 and $5,000, respectively, with no payments being made on a meeting-attended basis. As our employee, Francis McCaney received no compensation for his services as a director. The table below sets forth our non-employee directors' compensation through December 31, 2016.
On November 4, 2015, we entered into consulting agreements with two of our directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees provide strategic support, advice and guidance to us and our management team in connection with the integration and operation of our expanded business, investor relations and internal and external business development activities. The consultant will make himself available to our President and Chief Executive Officer and our management team on request at mutually convenient times and will report to our Board of Directors quarterly and otherwise when requested by the Board. The term of the agreement was extended through June 30, 2017. The directors were each paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2016 and continuing on the tenth day of each month through the expiration of the agreement, and reimbursement of pre-approved, out-of-pocket expenses.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Jeffrey F. O'Donnell, Sr.	73,750	21,165	120,000	214,915

Samuel E. Navarro	38,750	21,165	120,000	179,915

David K. Stone	52,250	21,165	0	73,415

Kathryn Swintek	56,250	21,165	0	77,415

LuAnn Via	46,250	21,165	0	67,415

R. Rox Anderson	41,000	21,165	0	62,165

(1)	The amounts shown for stock awards are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.
(2)	Mr. O'Donnell Sr. and Mr. Navarro receive a monthly payment of $10,000 for their services under a consulting agreement with us.
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
Directors' and Officers' Liability Insurance
We have obtained directors' and officers' liability insurance, which expires on November 16, 2017. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in Item 5 of this Annual Report under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" is hereby incorporated by reference.
The following table reflects, as of March 9, 2017, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.
Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Francis J. McCaney (2)	20,000	*
Christina L. Allgeier (3)	12,500	*
Jeffrey F. O'Donnell, Sr. (4)	654,271	5.67%
Samuel E. Navarro (5)	651,379	5.65%
David K. Stone (6)	160,028	1.45%
Kathryn Swintek (7)	159,128	1.44%
LuAnn Via (8)	157,825	1.43%
R. Rox Anderson (9)	112,500	1.02%
All directors and officers as a group (eight persons) (10)	1,927,631	15.08%

Broadfin Healthcare Master Fund, Ltd (11)	1,008,297	9.99%
Sabby Healthcare Master Fund, Ltd (12)	998,019	9.99%
Sabby Volatility Warrant Master Fund, Ltd (13)	116,571	9.99%
*          Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 15, 2017, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 10,884,490 shares of common stock outstanding as of March 9, 2017.

(2)	Includes 20,000 shares of common stock. Does not include options to purchase up to 1,550,000 shares of common stock, which may vest more than 60 days after March 9, 2017.
(3)	Includes vested options to purchase 12,500 shares of common stock. Does not include options to purchase up to 87,500 shares of common stock, which may vest more than 60 days after March 9, 2017.
(4)
Includes 1,352 shares of common stock and vested options to purchase 652,919 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Mr. O'Donnell's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(5)
Includes vested options to purchase 651,379 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Mr. Navarro's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(6)
Includes 1,352 shares of common stock and vested options to purchase 158,676 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Mr. Stone's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(7)
Includes 3,352 shares of common stock and vested options to purchase 155,776 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Ms. Swintek's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(8)
Includes 2,852 shares of common stock and vested options to purchase 154,973 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Ms. Via's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(9)
Includes vested options to purchase 112,500 shares of common stock. Does not include unvested options to purchase up to 75,000 shares of common stock, which may vest more than 60 days after March 9, 2017. Mr. Anderson's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(10)
Includes 28,908 shares of common stock and vested options to purchase 1,898,723 shares of common stock. Does not include unvested options to purchase up to 2,037,500 shares of common stock, which may vest more than 60 days after March 9, 2017.

(11)
The business address of Broadfin Healthcare Master Fund, LTD ("Broadfin") is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin. Broadfin holds the following securities: (i) 1,008,297 shares of common stock; (ii) warrants to purchase 3,200,282 shares of common stock at $0.75 per share; (iii) 377,177 shares of common stock issuable upon conversion of $967,459 principal amount of 4% convertible debentures issued in July 2014 and (iv) 20,000,000 shares of common stock issuable upon conversion of $15,000,000 principal amount of 2.25% convertible debentures issued in June 2015. The conversion of all debentures and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13D filed by Broadfin Capital, LLC on March 15, 2016 and a Form 4 filed by Broadfin Capital LLC on March 14, 2016.

(12)
The business address of Sabby Healthcare Master Fund Ltd. ("Sabby HMF") is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby HMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby HMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby HMF except to the extent of their respective pecuniary interest therein. Sabby HMF holds the following securities: (i) 998,019 shares of common stock; (ii) warrants to purchase 4,846,536 shares of common stock at $0.75 per share; (iii) 2,339,182 upon conversion of $6,000,000 of Series B convertible preferred stock; (iv) 2,183,603 shares of common stock issuable upon conversion of $5,600,941 principal amount of 4% convertible debentures issued in July 2014 and (v) 16,000,000 shares of common stock issuable upon conversion of $12,000,000 principal amount of 2.25% convertible debentures issued in June 2015. The conversion of all debentures and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13G filed by Sabby HMF on January 6, 2017.

(13)
The business address of Sabby Volatility Warrant Master Fund Ltd. ("Sabby VWMF") is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby VWMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby VWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby VWMF except to the extent of their respective pecuniary interest therein. Sabby VWMF holds the following securities: (i) 116,571 shares of common stock; (ii) warrants to purchase 1,257,124 shares of common stock at $0.75 per share; (iii) 837,048 shares of common stock issuable upon conversion of $2,147,028 principal amount of 4% convertible debentures issued in July 2014 and (iv) 6,416,667 shares of common stock issuable upon conversion of $4,812,500 principal amount of 2.25% convertible debentures issued in June 2015. The conversion of all debentures and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13G filed by Sabby VWMF on January 6, 2017.

Item 13.          Certain Relationships and Related Transactions, Director Independence
Related Person Transactions
On June 22, 2015, we entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC, in connection with a private placement. We sold $10.0 million aggregate principal amount of Notes bearing interest at 9% per year, with a maturity date of the earlier of 30 days after we obtain stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The Purchasers of the Notes were issued Warrants to purchase an aggregate of 3.0 million shares of common stock, having an exercise price of $0.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. Our obligations under the Debt Securities are secured by a first priority lien on all of our assets, except for a second lien on our intellectual property. As a condition of the new term note facility, the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. Effective upon the date the Stockholder Approval, on September 30, 2015, we repriced outstanding Warrants held by certain investors to reduce the exercise price to $0.75 per share.
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

Director Independence
As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that in 2016 that, except for Mr. McCaney, who is our Chief Executive Officer, as well as Mr. O'Donnell and Mr. Navarro, who receive consulting fees all other current members of the Board of Directors are independent under the revised listing standards of NASDAQ.
Director Consulting Agreements
On November 4, 2015, we entered into consulting agreements with two of our directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees provide strategic support, advice and guidance to us and our management team in connection with the integration and operation of our expanded business, investor relations and internal and external business development activities. The consultant will make himself available to our President and Chief Executive Officer and our management team on request at mutually convenient times and will report to our Board of Directors quarterly and otherwise when requested by the Board. The initial term of the agreement was from November 4, 2015 through June 30, 2016. The term of the agreement was extended through June 30, 2017. The directors were each paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of the agreement, and reimbursement of pre-approved, out-of-pocket expenses.
Item 14.          Principal Accounting Fees and Services
We engaged EisnerAmper LLP as our independent auditors for 2016 and 2015.
The following table shows the fees paid or accrued by us for the audit and other services provided by EisnerAmper for 2016 and 2015:
	2016	2015
Audit Fees (1)	$370,500	$411,939
Audit-Related Fees (2)	-	-
Tax Fees (3)	56,500	70,000
All Other Fees (4)	-	-
Total	$427,000	$481,939
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table, principally related to the registration statements for equity and debt financings in 2015.

(3)	Consists of all tax related services.
(4)	There were no other fees billed by EisnerAmper LLP for the years ended December 31, 2016 and 2015.

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
Auditor Selection for Fiscal 2017 The Audit Committee has selected EisnerAmper LLP to serve as our independent auditors for the year ending December 31, 2017. The Committee's selection will be submitted to our stockholders for ratification at our 2017 Annual Meeting of Stockholders.

PART IV
Item 15.          Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements
Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in' equity and cash flows for each of the years in the two-year period ended December 31, 2016.
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

4.13	Form of Warrant Amendment Agreement (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, filed on January 22, 2016).
4.14*	Form of Incentive Stock Option Agreement. (Filed herewith.)
4.15*	Form of Nonqualified Stock Option Agreement. (Filed herewith.)
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3	Form of Securities Purchase Agreement dated as of June 22, 2015 by and among the company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.4	Registration Rights Agreement dated as of June 22, 2015 by and among the Company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.5	Security Agreement dated as of June 22, 2015 by and among the Company and parties thereto (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.6	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006. (Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2006).
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

10.25*
Consulting Agreement, dated as of November 4, 2015 between the Company and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2015).

10.26*
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

10.40*
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.41*
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Samuel E. Navarro. (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.42
First Amendment to Credit and Security Agreement dated as of August 8, 2016 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on August 12, 2016).

10.43
Amended and Restated Fee Letter Agreement dated as of August 8, 2016, by and between Midcap Financial Trust as Agent and the Company. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on August 12, 2016).

10.44*	STRATA Skin Sciences 2016 Omnibus Option Plan. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).
10.45*
Employment Agreement between the Company and Frank J. McCaney dated as of October 31, 2016. . (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).

10.46*
Stock Option Agreement between the Company and Frank J. McCaney dated as of October 31, 2016. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).

10.47*
Severance and Release Agreement between the Company and Michael R. Stewart dated as of October 31, 2016. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).

10.48*
Consulting Agreement between the Company and Michael R. Stewart dated as of October 31, 2016. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).

10.49*
Extension Agreement dated as of Dec. 6, 2016 between Strata Skin Sciences, Inc. and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on December 9, 2016).

10.50*
Extension Agreement dated as of Dec. 6, 2016 between Strata Skin Sciences, Inc. and Samuel E. Navarro. (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on December 9, 2016).

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
STRATA SKIN SCIENCES, INC.

Date: March 13, 2017	By:/s/ Francis J. McCaney
Francis J. McCaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Capacity in Which Signed	Date

/s/ Jeffrey F. O'Donnell, Sr.	Chairman of the Board of Directors	March 13, 2017
Jeffrey F. O'Donnell, Sr.

/s/ Francis J. McCaney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Francis J. McCaney

/s/ Christina L. Allgeier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
Christina L. Allgeier

/s/ R. Rox Anderson	Director	March 13, 2017
R. Rox Anderson

/s/ Samuel E. Navarro	Director	March 13, 2017
Samuel E. Navarro

/s/ David K. Stone	Director	March 13, 2017
David K. Stone

/s/ Kathryn Swintek	Director	March 13, 2017
Katheryn Swintek

/s/ LuAnn Via	Director	March 13, 2017
LuAnn Via

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
STRATA Skin Sciences, Inc.
We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STRATA Skin Sciences, Inc., and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ EisnerAmper LLP
New York, New York
March 13, 2017

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$3,303
Restricted cash	-	15
Accounts receivable, net	3,390	4,068
Inventories	2,817	4,128
Prepaid expenses and other current assets	617	465
Total current assets	10,752	11,979

Property and equipment, net	10,180	13,851
Patents and licensed technologies, net	6,272	7,247
Other intangible assets, net	7,140	7,980
Goodwill	8,803	8,928
Other assets	46	94
Total assets	$43,193	$50,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$339	$299
Current portion of long-term debt	1,714	-
Accounts payable	1,853	4,446
Other accrued liabilities	1,992	2,161
Deferred revenues	235	173
Total current liabilities	6,133	7,079

Long-term liabilities:
Long-term debt, net	9,752	9,851
Senior secured convertible debentures, net	12,028	9,839
Warrant liability	105	7,042
Deferred tax liability	359	119
Other liabilities	97	62
Total liabilities	28,474	33,992

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,000 and 6,505 shares issued and outstanding, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 10,834,490 and 10,283,393 shares issued and outstanding, respectively	11	10
Additional paid-in capital	225,280	223,315
Accumulated deficit	(210,575)	(207,240)
Accumulated other comprehensive income	2	1
Total stockholders' equity	14,719	16,087
Total liabilities and stockholders' equity	$43,193	$50,079

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015

Revenues	$31,757	$18,495

Cost of revenues	12,636	13,719

Gross profit	19,121	4,776

Operating expenses:
Engineering and product development	1,929	2,029
Selling and marketing	13,152	9,194
General and administrative	7,637	10,028
	22,718	21,251

Loss from operations	(3,597)	(16,475)

Other income (expense), net:
Interest expense, net	(4,900)	(10,200)
Change in fair value of warrant liability	5,396	1,814
Other income, net	21	33
	517	(8,353)

Loss before income taxes	(3,080)	(24,828)

Income tax expense	255	119

Net loss	(3,335)	(24,947)

Deemed dividend related to warrant modification	-	(2,962)

Net loss attributable to common stockholders	$(3,335)	$(27,909)

Net loss per share:
Basic	$(0.31)	$(3.27)
Diluted	$(0.75)	$(3.27)

Shares used in computing net loss per share:
Basic	10,595,068	8,536,699
Diluted	11,578,573	8,536,699

Other comprehensive loss:
Foreign currency translation adjustments	$1	$1

Comprehensive loss	$(3,334)	$(27,908)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In thousands, except share and per share amounts)

							Accumulated
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, January 1, 2015	11,787	$1	6,037,232	$6	$194,562	$(182,293)	$-	$12,276
Stock-based compensation	-	-	100,000	-	1,753	-	-	1,753
Conversion of convertible preferred stock	(5,282)	-	2,059,455	2	(2)	-	-	-
Conversion of senior secured convertible debentures	-	-	2,086,706	2	4,813	-	-	4,815
Discount on senior secured convertible debentures	-	-	-	-	27,300	-	-	27,300
Reclassification of warrant liability from stockholders' equity	-	-	-	-	(5,399)	-	-	(5,399)
Deemed dividend contribution to additional paid-in capital	-	-	-	-	2,962	-	-	2,962
Deemed dividend distribution from additional paid-in capital	-	-	-	-	(2,962)	-	-	(2,962)
Warrants issued in connection with debt	-	-	-	-	321	-	-	321
Registration costs	-	-	-	-	(33)	-	-	(33)
Other comprehensive income	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	(24,947)	-	(24,947)
Balance, December 31, 2015	6,505	1	10,283,393	10	223,315	(207,240)	1	16,087
Stock-based compensation	-	-	-	-	113	-	-	113
Conversion of convertible preferred stock	(505)	-	196,686	-	-	-	-	-
Conversion of senior secured convertible debentures	-	-	354,411	1	264	-	-	265
Warrants issued in connection with debt	-	-	-	-	47	-	-	47
Reclassification of warrant liability to stockholders' equity	-	-	-	-	1,541	-	-	1,541
Other comprehensive income	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	(3,335)	-	(3,335)
Balance, December 31, 2016	6,000	$1	10,834,490	$11	$225,280	$(210,575)	$2	$14,719

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,335)	$(24,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,366	4,051
Provision for doubtful accounts	120	20
Stock-based compensation	113	1,753
Deferred taxes	240	119
Loss on disposal of property and equipment	124	-
Impairment of long-lived assets	-	920
Amortization of debt discount	2,473	8,479
Amortization of deferred financing costs	200	391
Inventory write-offs	-	4,818
Change in fair value of warrant liability	(5,396)	(1,814)
Changes in operating assets and liabilities:
Accounts receivable	558	(186)
Inventories	1,311	(508)
Prepaid expenses and other assets	224	(139)
Accounts payable and accrued expenses	(2,605)	542
Other accrued liabilities	(169)	92
Other liabilities	36	(80)
Deferred revenues	62	(81)
Net cash provided by (used in) operating activities	322	(6,570)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(1,008)	(1,689)
(Purchases) proceeds on sale of property and equipment	-	(35)
Restricted cash	15	(15)
Acquisition of a business, net of cash acquired of $0	125	(42,500)
Net cash used in investing activities	(868)	(44,239)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Year Ended December 31,
	2016	2015

Cash Flows From Financing Activities:
Proceeds from convertible debentures	-	32,500
Repayment of convertible debentures	-	(103)
Proceeds from senior notes	-	10,000
Repayment of senior notes	-	(10,000)
Proceeds from long-term debt	1,500	10,500
Payments on notes payable	(333)	(93)
Registration costs	-	(134)
Net cash provided by financing activities	1,167	42,670

Effect of exchange rate changes on cash	4	8
Net increase (decrease) in cash and cash equivalents	625	(8,131)
Cash and cash equivalents, beginning of period	3,303	11,434

Cash and cash equivalents, end of period	$3,928	$3,303

Supplemental information:
Cash paid for interest	$2,054	$1,188

Supplemental information of non-cash investing and financing activities:
Modification of warrants recorded as a deemed dividend	$-	$2,962
Conversion of senior secured convertible debentures into common stock	$265	$4,815
Reclassification of property and equipment to inventory, net	$-	$107
Reclassification of warrant liability to /(from) stockholders' equity	$1,541	$(5,399)
Recognition of debt discount and beneficial conversion feature on long-term debt	$-	$27,300
Recognition of warrants issued with term note credit facility as debt discount	$47	$321
Prepaid insurance financed with notes payable	$372	$334
Recognition of warrants issued in connection with financings	$-	$2,958

The accompanying notes are an integral part of these consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2016, there were 775 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Liquidity
As of December 31, 2016, the Company had an accumulated deficit of $210,575, and until 2016, had incurred losses and negative cash flows from operations since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
The Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet its obligations in the ordinary course of business. Management believes that its cash and cash equivalents as of December 31, 2016 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the next twelve months following the filing of this Form 10-K.
On October 25, 2016, we were notified by NASDAQ that NASDAQ had granted us an extension of the deadline to April 24, 2017 to demonstrate compliance with NASDAQ's continued listing requirements. We will continue to monitor the closing bid price for our common stock and to assess our options for maintaining the listing of its common stock on the NASDAQ Capital Market in light of the Notice. Failure to maintain the listing of our common stock on the NASDAQ Capital Market would lead to an event of default under the debentures issued in our 2015 financing. Also, if delisting were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. Furthermore, while we believe that our common stock would trade on the OTC Bulletin Board, we would lose various advantages attendant to listing on a national securities exchange, including but not limited to, eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, which could have a negative effect on our ability to raise funds. Additionally it would be deemed a default under the 2015 debentures and a breach of our affirmative covenants and therefore an event of default under our financing documents with Midcap. If there is an event of default, the 2015 debentures and the term note could be due immediately and would be classified as a current liability.
As one approach to curing the listing deficiency, we have asked the Shareholders to approve a reverse stock-split of up to 1 for 10 of our common stock. We have scheduled the meeting for March 29, 2017 and we cannot assure you that we will have the necessary quorum to hold a vote on the proposal, or that if we do have a quorum that there will be a majority of shares cast in favor of authorizing the company to effect a reverse split.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2016, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the fair value of assets acquired and liabilities assumed in the business combination, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets and (6) the fair value of financial instruments, including derivative instruments.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2016 and 2015.
Accounts Receivable
The majority of the Company's accounts receivable are due from physicians, distributors (international) and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not recognize interest accruing on accounts receivable past due. The allowance for doubtful accounts were $135 and $45 at December 31, 2016 and 2015, respectively.
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
Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of December 31, 2016 reserves on inventory were $257. During the year ended December 31, 2015, the Company recorded a write-down of $4,818 toward the remaining inventory value of the MelaFind® systems, raw materials and components. (See Note 3, Inventories.)
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step ("step one") of the two-step impairment test. Step 1 compares the fair value of the Group's reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. There was no impairment of goodwill as of December 31, 2016.
Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows attributable to the asset. If the carrying amount of an asset exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value of the asset. During the year December 31, 2015 the Company recorded a write-down of $920 on the remaining net book value of the MelaFind systems that were part of property and equipment. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairments recorded as of December 31, 2016 related to any of the Company's intangible assets.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For foreign currency transactions included in the statement of comprehensive loss, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the transaction of such balances are carried to financing income or expenses.
Assets and liabilities of the foreign subsidiary, whose functional currency is its local currency are translated from its functional currency to U.S. dollars at the balance sheet date exchange rate. Income and expense items are translated at the average rate of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive loss.
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
The Company's recurring fair value measurements at December 31, 2016 and 2015 are as follows:
	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 12)	$105	$-	$-	$105

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 12)	$7,042	$-	$-	$7,042

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $20,082 as of December 31, 2016. As of December 31, 2015 the fair value of total debt approximated the recorded value of $15,958.
Several of the warrants outstanding as of December 31, 2016 ad 2015 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants contain full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 12, Warrants, for additional discussion.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2016 and 2015 is summarized as follows:
	December 31,
	2016	2015

Accrual at beginning of year	$226	$48
Acquired in asset purchase	-	265
Additions charged to warranty expense	196	98
Expiring warranties/claimed satisfied	(307)	(185)
Total	115	226
Less: current portion	(102)	(168)
	$13	$58
Product Development Costs
Costs of research, new product development and product redesign are charged to expense as incurred in engineering and product development.
Advertising Costs
Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $4,389 and $2,500 for the years ended December 31, 2016 and 2015, respectively.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.
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
With the exception of the Company's international distributor, as described in Note 18, Significant Customer Concentrations, the balance of the Company's trade receivables do not represent a substantial concentration of credit risk. Most of the Company's sales are generated in North America, to a large number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts.
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
For the year ended December 31, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.
Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the year ended December 31, 2016:
Year Ended December 31, 2016

Net loss	$(3,335)
Gain on the change in fair value of the warrant liability	(5,396)
Diluted loss	$(8,731)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	10,595,068
Dilutive effect of warrants	983,505
Diluted number of common and common stock equivalent shares outstanding	11,578,573
For the year ended December 31, 2015, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Potential common stock equivalents outstanding as of December 31, 2016 and 2015 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	December 31,
	2016	2015
Common stock equivalents of convertible debentures	46,105,715	46,435,127
Common stock purchase warrants	12,033,098	16,729,362
Common stock equivalents of convertible preferred stock	2,339,180	2,535,866
Common stock options	4,503,522	2,684,352
Total	64,981,515	68,384,707
The convertible debenture shares, warrant shares (except for those related to the gain) and option shares were excluded due to their effect are anti-dilutive for the years ended December 31, 2016 and 2015.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award that is ultimately expected to vest and is recognized as operating expense over the applicable service period of the stock award using the graded vesting method.
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new guidance did not impact the Company's results of operations, cash flows or financial condition.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company's deferred tax assets are provided with full valuation allowance as of December 31, 2016 and 2015, except the deferred tax liability related to goodwill amortization. As such, the Company does not expect that this standard will have a significant impact on its consolidated financial statements and disclosures upon adoption.
In July 2015, The FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect that this standard will have a significant impact on its consolidated financial statements and disclosures upon adoption.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The consolidated results of operations do not include any revenues or expenses related to XTRAC and VTRAC businesses on or prior to June 22, 2015, the date of the asset purchase. The Company's unaudited pro-forma results for the year ended December 31, 2015 summarize the combined results in the following table, assuming the asset purchase had occurred on January 1, 2015 and after giving effect to the acquisition adjustments, including amortization of the tangible and long-lived intangible assets acquired in the transaction:
Year Ended December 31, 2015
(unaudited)

Net revenues	$33,163
Net loss attributable to common shareholders	$(34,252)
Net loss per basic and diluted share:	$(4.01)
Shares used in calculating net loss per basic and diluted share:	8,536,699
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2015, nor to be indicative of future results of operations.
Note 3
Inventories:
	December 31, 2016	December 31, 2015

Raw materials and work in progress	$2,440	$3,706
Finished goods	377	422
	$2,817	$4,128
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
Note 4
Property and Equipment, net:
	December 31, 2016	December 31, 2015

Lasers placed-in-service	$16,712	$15,782
Equipment, computer hardware and software	160	1,219
Furniture and fixtures	111	2,080
Leasehold improvements	25	931
	17,008	20,012
Accumulated depreciation and amortization	(6,828)	(6,161)
Property and equipment, net	$10,180	$13,851
Depreciation and related amortization expense was $4,551 and $3,141 for the year ended December 31, 2016 and 2015, respectively. During the second quarter of 2015, the Company evaluated the future cash flows of the MelaFind devices with remaining net book value, determined there was an impairment and recorded an impairment charge of $920. During the year ended December 31, 2016, the Company disposed of leasehold improvements, machinery and equipment and furniture and fixtures with a recorded cost of $3,933 and accumulated depreciation and amortization of $3,809, related to the closing of its Irvington, New York facility. The net book value of $124 was written off to general and administrative expense.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 5
Patents and Licensed Technologies, net:
	December 31, 2016	December 31, 2015

Core technology	$5,974	$5,974

Product technology	2,000	2,000
	7,974	7,974
Accumulated amortization	(1,702)	(727)
Patents and licensed technologies, net	$6,272	$7,247
Related amortization expense was $975 and $490 for each of the years ended December 31, 2016 and 2015. The Core technology of $5,700 and Product technology of $2,000 are the core and product technologies acquired in the asset purchase of the XTRAC and VTRAC businesses and were recorded at their appraised fair values at that date. Amortization of these intangibles is on a straight-line basis over 5 years for Product technology and 10 years for Core technology.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
2017	$975
2018	975
2019	975
2020	775
2021	575
Thereafter	1,997
Total	$6,272
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

Balance at January 1, 2016	$8,928
Return of purchase price from escrow	(125)
Balance at December 31, 2016	$8,803

The Company has no accumulated impairment losses of goodwill related to its continuing operations as of December 31, 2016.

The goodwill was allocated among the reportable segments as of December 31, 2016 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:
December 31, 2016

Dermatology Recurring Procedures segment	$7,958
Dermatology Procedures Equipment segment	845
Total goodwill	$8,803

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Other Intangible Assets:
Set forth below is a detailed listing of other definite-lived intangible assets:
	December 31, 2016	December 31, 2015

Customer relationships	$6,900	$6,900
Tradenames	1,500	1,500
	8,400	8,400
Accumulated amortization	(1,260)	(420)
Other intangible assets, net	$7,140	$7,980
Related amortization expense was $840 and $420 for the years ended December 31, 2016 and 2015, respectively. Customer Relationships embody the value to the Company of relationships that PhotoMedex, for the XTRAC and VTRAC products, had formed with its customers. Trademarks include the tradenames and various trademarks associated with the products (e.g. "XTRAC" and "VTRAC"). Amortization of these intangibles is on a straight-line basis over 10 years for each of the customer relationships and tradenames.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
2017	$840
2018	840
2019	840
2020	840
2021	840
Thereafter	2,940
Total	$7,140
Note 8
Other Accrued Liabilities:
	December 31, 2016	December 31, 2015

Accrued warranty, current, see Note 1	$102	$168
Accrued compensation, including commissions and vacation	1,177	1,336
Accrued sales and other taxes	439	349
Accrued professional fees and other accrued liabilities	274	308
Total other accrued liabilities	$1,992	$2,161

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 9
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	December 31, 2016	December 31, 2015

Senior secured 2.25% convertible debentures, net of unamortized debt discount of $24,314 and $26,267, respectively; and deferred financing costs of $524 and $522, respectively	$7,174	$5,489
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,469 and $3,922, respectively; and deferred financing costs of $392 and $443, respectively	4,854	4,350
Total convertible debt	$12,028	$9,839
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
On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 6,198,832 shares of common stock, $0.001 par value per share, at an exercise price of $2.45 per share expiring in July 2019. The July 2014 Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 5,847,955 shares of common stock at an initial conversion price of $2.565 per share. The Company's obligations under the July 2014 Debentures are secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 12, Warrants) and Debentures and upon exercise of the Warrants. Proceeds from the Debentures were used for general working capital purposes.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

During the year ended December 31, 2016, the investors converted June 2015 debentures amounting to $265 into 354,411 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $217 for the year ended December 31, 2016.
As a condition of the new note facility (See Note 10, Long-term Debt below) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. The Company evaluated the modifications to determine if there was an extinguishment of debt. Based on the valuation, the discounted cash flows did not change by more than 10%, thus they were treated as a modification.
As of December 31, 2016, the total outstanding amount of Debentures was $40,727.
Note 10
Long-term Debt:
	December 31,
	2016	2015

Term note, net of debt discount of $258 and $287, respectively; and deferred financing cost of $276 and $306, respectively	$11,466	$9,851
Less: current portion	(1,714)	-
Total long-term debt	$9,752	$9,851
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. On August 8, 2016, the minimum net revenue covenant was amended prospectively. The Company was in compliance with these covenants as of December 31, 2016. The payment term of the credit facility is 60 months, with first 18 months as interest only. The Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5%. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. Additionally if the Company cannot maintain its listing on Nasdaq, it would be deemed a default under the 2015 debentures and a breach of our affirmative covenants and therefore an event of default under the financing documents with Midcap. Unamortized discount on the long term debt and deferred financing costs was $534 and $649 as of December 31, 2016 and 2015, respectively. As of December 31, 2016 the net balance of long-term debt is $11,466.
The following table summarizes the future payments that the Company expects to make for long-term debt:
2017	$1,714
2018	3,429
2019	3,429
2020	3,428
12,000

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In connection with the issuance of the Term Note the Company issued MidCap (and the lenders), on December 30, 2015, a warrant to purchase 650,442 shares of the Company's common stock for an exercise price of $1.13. Additionally, the Company issued MidCap (and the lenders), on January 29, 2016, a warrant to purchase 99,057 shares of the Company's common stock for an exercise price of $1.06. The warrants are exercisable at any time on or prior to the fifth anniversary of its issue date. The warrants are treated as a discount to the debt and that discount is accreted under the effective interest method over the repayment term of 60 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company's common stock. The Company computed the value of the warrants using the Black-Scholes method.
The key assumptions used to value the warrants are as follows:
	December 31, 2015	January 29, 2016

Number of shares underlying warrants	650,442	99,057
Exercise price	$1.13	$1.06
Stock price on date of issuance	$1.11	$1.05
Fair value of warrants	$321	$47
Volatility	50.0%	50.0%
Risk-free interest rate	1.8%	1.8%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years
Note 11
Commitments and Contingencies:
Leases
The Company has entered into various non-cancelable operating lease agreements for real property and three minor operating leases for personal property. These arrangements expire at various dates through 2018. Rent expense was $783 and $748 for the years ended December 31, 2016 and 2015, respectively. The future annual minimum payments under these leases, relating to our continuing operations are as follows:
Year Ending December 31,
2017	$432
2018	220
Total	$652
Note 12
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For those that do contain such provisions, the Company recognizes such warrants as liabilities at the fair value on each reporting date. The Company measured the fair value of these warrants as of December 31, 2015, and recorded other income of $1,814 resulting from the decrease of the liability associated with the fair value of the warrants for the year ended December 31, 2015. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016, June 22, 2016 and December 31, 2015 is as follows:
	December 30, 2016	June 22, 2016	December 31, 2015

Number of shares underlying the warrants	2,015,446	12,083,821	14,099,267
Stock price	$0.44	$0.65	$1.11
Volatility	47.00%	35.00 - 50.00%	35.90 – 50.00%
Risk-free interest rate	1.22%	0.25% – 1.04%	0.02% - 1.63%
Expected dividend yield	0%	0%	0%
Expected warrant life	2.12 – 2.35 years	0.09– 4.0 years	0.07 – 4.48 years
Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the years ended December 31, 2016 and 2015, for all financial liabilities categorized as Level 3 as of December 31, 2016 and 2015, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	December 31, 2016

10/31/2013	$379	$(340)	$-	$39
2/5/2014	715	(649)	-	66
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,396)	$(1,541)	$105

Issuance Date	January 1, 2015	Initial Measurements	Reclassed from Equity	Increase (Decrease) in Fair Value	December 31, 2015

10/31/2013	$233	$-	$-	$146	$379
2/5/2014	266	-	-	449	715
7/24/2014 Series A	-	-	3,452	(1,037)	2,415
7/24/2014 Series B	-	-	1,947	(221)	1,726
6/22/2015	-	2,958	-	(1,151)	1,807

Total	$499	$2,958	$5,399	$(1,814)	$7,042

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Number of Warrants Subject to Remeasurement:
Issuance Date	December 31, 2015	Reductions	December 31, 2016

10/31/2013	685,715	-	685,715
2/5/2014	1,329,731	-	1,329,731
7/24/2014 Series A	4,288,500	(4,288,500)	-
7/24/2014 Series B	4,795,321	(4,795,321)	-
6/22/2015	3,000,000	(3,000,000)	-

Total	14,099,267	(12,083,821)	2,015,446
Note 13
Stockholders' Equity:
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company's Board of Directors. There were 6,000 shares and 6,505 shares of Series B convertible preferred stock issued and outstanding on December 31, 2016 and 2015, respectively.
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
On July 24, 2014, in connection with the July 2014 Debentures (see Note 9, Convertible Debentures), the Company exchanged 12,300 shares of Series A convertible preferred stock issued on February 5, 2014 with 12,300 shares of Series B convertible preferred stock at a stated value of $1,000 per share convertible into common stock at an initial price of $2.565 per share. The preferred stock is immediately convertible into an aggregate of 4,795,321 shares of common stock. Holders of the Series B convertible preferred stock are entitled to dividends only in the event that dividends are paid on the common stock, and the preferred stock has no preferences over the common stock. In connection with the exchange, the Company issued the July 2014 Series B warrants to purchase up to an aggregate of 4,795,321 shares of common stock at an exercise price of $2.45 per share, expiring in January 2016. The July 2014 Series B warrants are immediately exercisable and are subject to certain ownership limitations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During year ending December 31, 2016, 504.5 shares of Series B preferred stock were converted into 196,686 shares of common stock.
Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 10,834,490 and 10,283,393 issued and outstanding at December 31, 2016 and 2015, respectively.
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
		12,033,098

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 14
Stock-based compensation:
Stock Options
On October 27, 2016, the Company's stockholders approved the Company's adoption of the new 2016 Omnibus Incentive Stock Plan ("2016 Plan") having 10,294,400 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. As of December 31, 2016, the aggregate number of shares of common stock remaining available for issuance for awards under the 2016 Plan totaled 8,294,400.
A summary of option transactions for all of the Company's stock options during the years ended December 31, 2016 and 2015 follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,308,835	$2.76
Granted	1,487,500	1.15
Exercised	-	-
Expired/cancelled	(111,983)	10.70
Outstanding at December 31, 2015	2,684,352	1.54
Granted	2,340,000	0.58
Exercised	-	-
Expired/cancelled	(523,830)	2.07
Outstanding at December 31, 2016	4,500,522	$1.02
Exercisable at December 31, 2016	2,200,672	$1.48
Options expected to vest at December 31, 2016	2,049,850	$0.59
The outstanding and exercisable options at December 31, 2016, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:
Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $1.25	3,827,500	9.41	$0.80	1,530,000	$1.14
$1.26 - $5.00	625,000	7.93	1.58	625,000	1.58
$5.01 - $10.00	36,022	6.78	7.06	34,597	7.08
$10.01 - $63.00	12,000	5.60	24.19	11,075	24.27
Total	4,500,522	9.17	$1.02	2,200,672	$1.48
As the share price as of December 31, 2016 was $0.44, the aggregate intrinsic value for options outstanding and exercisable was immaterial.
Stock awards under the Company's stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly. Options under the plans expire up to a maximum of ten years from the date of grant.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:
	Years Ended December 31,
	2016	2015
Risk-free interest rate	1.51 – 2.18%	1.80 - 1.90%
Volatility	50.00%	50.00 - 85.68%
Expected dividend yield	0%	0%
Expected life	6.5 years	6.5 years
Estimated forfeiture rate	0%	0%
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
On December 6, 2016, the Company granted an aggregate of 450,000 options to purchase common stock to the non-employee board directors with a strike price of $0.55. The options vest over a one year period and expire ten years from the date of grant. The aggregate fair value of the options granted was $182.
On October 31, 2016, the Company issued 542,500 options to purchase common stock to its' Chief Executive Officer with a strike price of $0.55. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $150. Additionally, the Company issued 1,007,500 options to purchase common stock to its' Chief Executive Officer with a strike price of $0.55. These options vest based on performance goals determined by the board of directors for each of the years 2017 through 2019.
On June 7, 2016, the Company granted an aggregate of 340,000 options to purchase common stock to a number of employees with a strike price of $0.75. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of the options granted was $128.
Stock-based compensation expense, primarily included in general and administration, for the years ended December 31, 2016 and 2015 was $113 and $1,753, respectively. As of December 31, 2016 there was $371 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.3 years.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 15
Income Taxes:
	Year Ended December 31,
	2016	2015
Current:
Federal	$-	$-
State	15	-
	15	-
Deferred
Federal	(4,119)	3,302
State	(648)	388
	(4,767)	3,690
Valuation allowance	5,007	(3,571)
Income tax expense	$255	$119
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
The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations is summarized below:
	For the Years Ended December 31,
	2016	2015

Computed expected tax benefit	$(1,047)	$(8,472)
State tax benefit, net of federal effect	(499)	(1,365)
Warrant value fluctuation	(1,835)	3,271
Net increase in valuation allowance	3,636	6,685
Provision for income taxes	$255	$119
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:
	December 31,
	2016	2015

Deferred tax assets/(liabilities):
Net operating loss carryforward	$72,870	$64,075
Capitalized research and developmental costs	8,711	10,543
Inventory	149	47
Reserves & accrued expenses	291	3,295
Convertible debt discount	(11,097)	(11,182)
Property & equipment	432	(355)
Non-cash compensation	1,127	1,054
Goodwill	(359)	(119)
Total deferred tax assets	72,124	67,358
Less: valuation allowance	(72,483)	(67,477)
Net deferred tax assets/(liabilities)	$(359)	$(119)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company's historical net losses, management does not believe that it is more-likely-than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2016 and 2015. The Company's valuation allowance against its deferred tax assets increased by $5,035 for the year ended December 31, 2016 and decreased by $3,571 for the year ended December 31, 2015.
At December 31, 2016 and 2015, the Company has federal net operating loss carryforwards of approximately $183,727 and $163,837, respectively, to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company's ability to utilize its net operating losses in the future. The February 2014, July 2014 and June 2015 equity raises by the Company, will likely limit the annual use of these net operating loss carryforwards.
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
The Company does not have any unrecognized tax benefits or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The earliest open tax year subject to examination is 2011.
Note 16
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generates revenues from the sale and usage of imaging devices. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. On June 22, 2015, the Company acquired the XTRAC and VTRAC businesses and has classified the revenues and expenses of this business to the two Dermatology Procedures segments. Accordingly, these revenues and operating expenses are included only for the period of June 23, 2015 through December 31, 2016.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following tables reflect results of operations from our business segments for the periods indicated below:
Year Ended December 31, 2016

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$24,558	$7,065	$134	$31,757
Costs of revenues	8,763	3,506	367	12,636
Gross profit	15,795	3,559	(233)	19,121
Gross profit %	64.3%	50.4%	(173.9%)	60.2%

Allocated operating expenses:
Engineering and product development	1,288	210	431	1,929
Selling and marketing expenses	12,591	375	186	13,152

Unallocated operating expenses	-	-	-	7,637
	13,879	585	617	22,718
Income (loss) from operations	1,916	2,974	(850)	(3,597)

Interest expense, net	-	-	-	(4,900)
Change in fair value of warrant liability	-	-	-	5,396
Other income (expense), net	-	-	-	21

Income (loss) before income taxes	$1,916	$2,974	$(850)	$(3,080)

Year Ended December 31, 2015

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$14,616	$3,591	$288	$18,495
Costs of revenues	4,680	1,989	7,050	13,719
Gross profit	9,936	1,602	(6,762)	4,776
Gross profit %	68.0%	44.6%	(2347.8%)	25.8%

Allocated operating expenses:
Engineering and product development	676	104	1,249	2,029
Selling and marketing expenses	7,128	193	1,873	9,194

Unallocated operating expenses	-	-	-	10,028
	7,804	297	3,122	21,251
Income (loss) from operations	2,132	1,305	(9,884)	(16,475)

Interest expense, net	-	-	-	(10,200)
Change in fair value of warrant liability	-	-	-	1,814
Other income (expense), net	-	-	-	33

Income (loss) before income taxes	$2,132	$1,305	$(9,884)	$(24,828)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For the year ended December 31, 2016 and 2015 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Years Ended December 31,
	2016	2015
Domestic	$25,536	$14,724
Foreign	6,221	3,771
	$31,757	$18,495

As of December 31, 2016 and 2015, total assets by reportable segment were as follows:

	December 31,
Assets:	2016	2015
Dermatology Recurring Procedures	$34,612	$40,420
Dermatology Procedures Equipment	3,980	5,364
Dermatology Imaging	265	661
Other unallocated assets	4,336	3,634
Consolidated total	$43,193	$50,079
Long lived assets were 100% located in domestic markets for both of the years ended December 31, 2016 and 2015.
Note 17
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. We sold $10.0 million aggregate principal amount of Notes bearing interest at 9% per year, with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The Purchasers of the Notes were issued Warrants to purchase an aggregate of 3.0 million shares of common stock, having an exercise price of $0.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. Our obligations under the Debt Securities are secured by a first priority lien on all of our assets, except for a second lien on our intellectual property. As a condition of the new term note facility (See Note 10, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. Effective upon the date the Stockholder Approval, on September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $0.75 per share.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The consultant will make himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and will report to the Board of Directors quarterly and otherwise when requested by the Board. The initial term of the agreement was from November 4, 2015 through June 30, 2016. The agreements have been extended through June 30, 2017. The directors are each to be paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2015 and continuing on the tenth day of each month through June 10, 2016, and reimbursement of pre-approved, out-of-pocket expenses.
Note 18
Significant Customer Concentration:
For the year ended December 31, 2016, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $6,093, or 19.2%, of total revenues for such period. At December 31, 2016, the accounts receivable balance from GlobalMed Technologies was $585, or 17.2%, of total net accounts receivable. For the year ended December 31, 2015, revenues from sales to the Company's international master distributor were $3,085, or 16.7%, of total revenues for such period. No other customer represented more than 10% of total company revenues for the year ended December 31, 2016 and 2015. No other customer represented more than 10% of total accounts receivable as of December 31, 2016.
Note 19
Subsequent Events:
Convertible Debentures
On January 12, 2017, investors converted debentures amounting to $19 into 25,000 shares of common stock. On January 27, 2017, investors converted debentures amounting to $19 into 25,000 shares of common stock. Additionally, on February 23, 2017, investors converted debentures amounting to $19 into 25,000 shares of common stock. See Note 9, Convertible Debentures.
Other
In March 2017, we sent a notice to the 90 owners of MelaFind devices informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis. We can no longer manufacture parts for the device and we lack the resources to continue to develop the product.