Form 10-Q
period 2017-03-31
STRATA Skin Sciences, Inc.
filed 2017-05-15
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 12, 2017 was 2,427,743 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,763	$3,928
Accounts receivable, net of allowance for doubtful accounts of $131 and $135, respectively	3,288	3,390
Inventories	2,670	2,817
Prepaid expenses and other current assets	804	617
Total current assets	10,525	10,752

Property and equipment, net	9,975	10,180
Intangible assets, net	13,858	13,412
Goodwill	8,803	8,803
Other assets	46	46
Total assets	$43,207	$43,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$239	$339
Current portion of long-term debt	2,571	1,714
Accounts payable	2,206	1,853
Other accrued liabilities	2,214	1,992
Deferred revenues	334	235
Total current liabilities	7,564	6,133

Long-term liabilities:
Long-term debt, net	8,948	9,752
Senior secured convertible debentures, net	12,695	12,028
Warrant liability	237	105
Deferred tax liability	419	359
Other liabilities	752	97
Total liabilities	30,615	28,474

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,000 shares issued and outstanding	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 2,181,898 and 2,166,898 shares issued and outstanding, respectively	2	2
Additional paid-in capital	225,397	225,289
Accumulated deficit	(212,810)	(210,575)
Accumulated other comprehensive income	2	2
Total stockholders' equity	12,592	14,719
Total liabilities and stockholders' equity	$43,207	$43,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$7,272	$7,620

Cost of revenues	2,733	3,422

Gross profit	4,539	4,198

Operating expenses:
Engineering and product development	475	525
Selling and marketing	3,150	3,710
General and administrative	1,601	2,101
	5,226	6,336

Operating loss before other income (expense), net	(687)	(2,138)

Other income (expense), net:
Interest expense, net	(1,346)	(1,218)
Change in fair value of warrant liability	(132)	1,985
	(1,478)	767

Loss before income taxes	(2,165)	(1,371)

Income tax expense	(70)	(66)

Net loss	$(2,235)	$(1,437)

Net loss per share:
Basic	$(1.03)	$(0.70)
Diluted	$(1.03)	$(1.30)

Shares used in computing net loss per share:
Basic	2,176,731	2,067,931
Diluted	2,176,731	2,661,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2017	6,000	$1	2,166,898	$2	$225,289	$(210,575)	$2	$14,719
Stock-based compensation	-	-	-	-	52	-	-	52
Conversion of senior secured convertible debentures	-	-	15,000	-	56	-	-	56
Net loss for the three months ended March 31, 2017	-	-	-	-	-	(2,235)	-	(2,235)
BALANCE, MARCH 31, 2017	6,000	$1	2,181,898	$2	$225,397	$(212,810)	$2	$12,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(2,235)	$(1,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,543	1,684
Provision for doubtful accounts	-	40
Stock-based compensation	52	170
Deferred tax provision	60	60
Amortization of debt discount	723	639
Amortization of deferred financing costs	54	48
Change in fair value of warrant liability	132	(1,985)
Changes in operating assets and liabilities:
Accounts receivable	102	782
Inventories	147	(24)
Prepaid expenses and other assets	(188)	88
Accounts payable	354	(955)
Other accrued liabilities	(61)	(523)
Other liabilities	36	(35)
Deferred revenues	99	52
Net cash provided by (used in) operating activities	818	(1,396)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(683)	(197)
Purchases of property and equipment, net	(200)
Restricted cash	-	15
Net cash used in investing activities	(883)	(182)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	1,500
Payments on notes payable	(100)	(105)
Net cash (used in ) provided by financing activities	(100)	1,395

Net decrease in cash and cash equivalents	(165)	(183)
Cash and cash equivalents, beginning of period	3,928	3,303

Cash and cash equivalents, end of period	$3,763	$3,120

Supplemental information:
Cash paid for interest	$540	$442

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$56	$165
Recognition of warrants issued as debt discount	$-	$47
Acquisition of distributor rights asset and license liability	$900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN™ MicroSystems, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2017, there were 791 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Effective March 1, 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products from Ellipse USA ("Ellipse") through December 31, 2019 (the "Initial Term"). If certain sales targets are met, the agreement will automatically be extended for two additional years. Under the terms of the agreement, the Company will be the exclusive distributor of Ellipse lasers. The Company has agreed to minimum inventory purchases and to pay a monthly license fee of approximately $33, in addition to commissions for each system sold. As part of the transaction, the majority of sales and marketing professionals from Ellipse USA are now employees of STRATA. The license fee amounts to approximately $1.1 million over the Initial Term.
Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPen. This three-year agreement allows for two one year extensions.
Effective April 6, 2017, the Company completed a reverse stock split of its common stock at a ratio of 1-for-5 shares. The Company has retroactively applied the reverse stock split for all periods presented. See Note 17.
Liquidity
As of March 31, 2017, the Company had an accumulated deficit of $212,810 and until 2016 had incurred losses and negative cash flows from operations since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
Management believes that its cash and cash equivalents as of March 31, 2017 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, payments of the current portion of long-term debt and other liquidity requirements associated with its existing operations through the next twelve months following the filing of this Form 10-Q.

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
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of stockholders' equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other forms filed with the SEC from time to time.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 Form 10-K, and there have been no changes to the Company's significant account policies during the three months ended March 31, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2017, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the fair value of assets acquired and liabilities assumed in the business combination, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets and (6) the fair value of financial instruments, including derivative instruments.

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
The Company's recurring fair value measurements at March 31, 2017 and December 31, 2016 are as follows:
	Fair Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$237	$-	$-	$237

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$105	$-	$-	$105
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $20,525 as of March 31, 2017. As of December 31, 2016 the fair value of total debt approximated the recorded value of $20,082.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Several of the warrants outstanding as of March 31, 2017 and 2016 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants contain full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 8, Warrants, for additional discussion.
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
For the three months ended March 31, 2017, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive. The loss on the change in fair value of the warrant liability would be considered in the diluted earnings per share calculation and was deemed to be antidilutive.
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
Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the three months ended March 31, 2016:
March 31, 2016

Net loss	$(1,437)
Gain on the change in fair value of the warrant liability	(1,985)
Diluted earnings	$(3,422)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	2,067,931
Dilutive effect of warrants	593,654
Diluted number of common and common stock equivalent shares outstanding	2,661,585

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Potential common stock equivalents outstanding as of March 31, 2017 and 2016 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	March 31,
	2017	2016
Common stock equivalents of convertible debentures	9,201,146	9,243,027
Common stock purchase warrants	2,406,625	3,365,690
Common stock equivalents of convertible preferred stock	467,836	507,173
Common stock options	894,890	533,870
Total	12,970,497	13,649,760
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, but can be adopted early. The Company has adopted this ASU effective January 1, 2017 and has applied the rules with its sub-distribution license with Ellipse and concluded that this transaction did not meet the definition of a business. As such, it has been accounted for as an asset acquisition. See Note 5.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Tax deductions in excess of compensation costs (excess tax benefits) were recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, were recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies are recorded to income tax expense in the income statement, which could create volatility in the Company's income statement. The new guidance also changes the classification of excess tax benefits in the cash flow statement and impacts the diluted earnings per share calculation. The guidance became effective for interim and annual periods beginning after December 15, 2016, and early adoption was permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. The Company's deferred tax assets are provided with a full valuation allowance as of December 31, 2016 and 2015, except the deferred tax liability related to goodwill amortization. As such, the adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

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
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the impact of this guidance on the Company's condensed consolidated financial statements. The Company expects this guidance to simplify its goodwill impairment analysis.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 2
Inventories:
	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$2,416	$2,440
Finished goods	254	377
Total inventories	$2,670	$2,817
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 3
Property and Equipment, net:
	March 31, 2017	December 31, 2016
	(unaudited)
Lasers placed-in-service	$17,354	$16,712
Equipment, computer hardware and software	361	160
Furniture and fixtures	111	111
Leasehold improvements	25	25
	17,851	17,008
Accumulated depreciation and amortization	(7,876)	(6,828)
Property and equipment, net	$9,975	$10,180
Depreciation and related amortization expense was $1,089 and $1,230 for the three months ended March 31, 2017 and 2016, respectively.
Note 4
Intangibles, net:
Set forth below is a detailed listing of definite-lived intangible assets:
	March 31, 2017	December 31, 2016
	(unaudited)
Core technology	$5,974	$5,974
Product technology	2,000	2,000
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	900	-
	17,274	16,374
Accumulated amortization	(3,416)	(2,962)
Patents and licensed technologies, net	$13,858	$13,412
Related amortization expense was $454 for each of the three months ended March 31, 2017 and 2016.

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2017	$1,626
2018	2,133
2019	2,132
2020	1,615
2021	1,415
Thereafter	4,937
Total	$13,858

As discussed in Note 1, effective January 1, 2017 the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that its transaction with Ellipse in the first quarter of 2017 is considered to be an acquisition of a group of similar identifiable assets, therefore, the acquisition is not considered to be an acquisition of a business. The distribution rights asset has been assigned a value of $900 which is comprised of the present value of the license fee payments.

Note 5
Other Accrued Liabilities:
	March 31, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current	$91	$102
Accrued compensation, including commissions and vacation	1,201	1,177
Accrued sales and other taxes	458	439
License liability – current	283	-
Accrued professional fees and other accrued liabilities	181	274
Total other accrued liabilities	$2,214	$1,992
Note 6
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	March 31, 2017	December 31, 2016
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $23,742 and $24,314, respectively; and deferred financing costs of $512 and $524, respectively	$7,702	$7,174
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,343 and $3,469, respectively; and deferred financing costs of $378 and $392, respectively	4,993	4,854
Total convertible debt	$12,695	$12,028

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company issued $32,500 aggregate principal amount of Debentures (the "June 2015 Debentures") that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 8,666,668 shares of Company common stock at an initial conversion price of $3.75 per share (post reverse split). The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance, June 22, 2020.
The June 2015 Debentures include a beneficial conversion feature valued at $27,300 that was recorded as a discount to the debentures. On the date of issuance the beneficial conversion feature value was calculated as the difference resulting from subtracting the conversion price of $3.75 from $6.90, the opening market value of the Company's common stock following the announcement of the transaction, multiplied by the number of common shares into which the June 2015 Debentures are convertible. This discount is being amortized over the five year life of the June 2015 Debentures using the effective interest method. The embedded conversion feature contains an anti-dilution provision that allows for downward exercise price adjustments in certain situations. The embedded conversion feature was not bifurcated as it did not meet all of the elements of a derivative.
On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 1,239,769 shares of common stock, $0.001 par value per share, at an exercise price of $2.45 per share expiring in July 2019. The July 2014 Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share (post reverse split). The Company's obligations under the July 2014 Debentures are secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 8, Warrants) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).
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
During the three months ended March 31, 2016, the investors converted debentures amounting to $56 into 15,000 shares of common stock (post reverse split) for the June 2015 note. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $43 for the three months ended March 31, 2017.
As a condition of the new note facility (See Note 7, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. The Company evaluated the modifications to determine if there was an extinguishment of debt. Based on the valuation, the discounted cash flows did not change by more than 10%, thus they were treated as a modification.
As of March 31, 2017, the total outstanding amount of Debentures was $40,671.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Long-term Debt:
	March 31, 2017	December 31, 2016
	(unaudited)
Term note, net of debt discount of $232 and $258, respectively; and deferred financing cost of $248 and $276, respectively	$11,519	$11,466
Less: current portion	(2,571)	(1,714)
Total long-term debt	$8,948	$9,752
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company is in compliance with these covenants as of March 31, 2017. Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5% or 9.03% as of March 31, 2017. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. As of March 31, 2017 the net balance of long-term debt is $11,519.
The following table summarizes the future payments that the Company expects to make for long-term debt for the years ended December 31,:
Remaining in 2017	$1,714
2018	3,429
2019	3,429
2020	3,428
$12,000

Note 8
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company recognizes such warrants as liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016 is as follows (post reverse split):
	March 31, 2017	December 31, 2016

Number of shares underlying the warrants	403,090	403,090
Stock price	$3.05	$2.20
Volatility	47.00%	47.00%
Risk-free interest rate	1.22%	1.22%
Expected dividend yield	0%	0%
Expected warrant life	1.87 – 2.10 years	2.12 – 2.35 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three month periods ended March 31, 2017 and 2016, for all financial liabilities categorized as Level 3 as of March 31, 2017 and March 31, 2016, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2016	Increase in Fair Value	March 31, 2017

10/31/2013	$39	$46	$85
2/5/2014	66	86	152

Total	$105	$132	$237

Issuance Date	December 31, 2015	Decrease in Fair Value	March 31, 2016

10/31/2013	$379	$(99)	$280
2/5/2014	715	(187)	528
7/24/2014 Series A	2,415	(621)	1,794
7/24/2014 Series B	1,726	(638)	1,088
6/22/2015	1,807	(440)	1,367

Total	$7,042	$(1,985)	$5,057

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Number of Warrants Subject to Remeasurement (post reverse split):
Issuance Date	March 31, 2017

10/31/2013	137,143
2/5/2014	265,947

Total	403,090
Note 9
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants consist at March 31, 2017 of the following (post reverse split):
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	13,865	$55.90
10/31/2013	4/30/2019	137,143	$3.75
2/5/2014	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,406,625
Note 10
Stock-based compensation:
At March 31, 2017, the Company had 894,890 options outstanding with a weighted-average exercise price of $5.12 (post reverse split). 444,067 options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three months ended March 31, 2017 and 2016 was $52 and $170, respectively. As of March 31, 2017 there was $310 in unrecognized compensation expense, which will be recognized over a weighted average period of 3.0 years.
Note 11
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
Income tax expense of $70 and $66 for the three months ended March 31, 2017 and 2016, respectively, was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 12
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generated revenues from the sale and usage of imaging devices. The Company has announced that it will no longer support the imaging devices effective September 30, 2017 thus there will be minimal continuing revenues for this segment. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments.
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended March 31, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,731	$1,537	$4	$7,272
Costs of revenues	2,042	691	-	2,733
Gross profit	3,689	846	4	4,539
Gross profit %	64.4%	55.0%	100.0%	62.4%

Allocated operating expenses:
Engineering and product development	416	58	1	475
Selling and marketing expenses	2,948	202	-	3,150

Unallocated operating expenses	-	-	-	1,601
	3,364	260	1	5,226
Income (loss) from operations	325	586	3	(687)

Interest expense, net	-	-	-	(1,346)
Change in fair value of warrant liability	-	-	-	(132)

Income (loss) before income taxes	$325	$586	$3	$(2,165)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Three Months Ended March 31, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,528	$1,990	$102	$7,620
Costs of revenues	2,304	951	167	3,422
Gross profit	3,224	1,039	(65)	4,198
Gross profit %	58.3%	52.2%	(63.7%)	55.1%

Allocated operating expenses:
Engineering and product development	311	62	152	525
Selling and marketing expenses	3,510	108	92	3,710

Unallocated operating expenses	-	-	-	2,101
	3,821	170	244	6,336
Loss from operations	(597)	869	(309)	(2,138)

Interest expense, net	-	-	-	(1,218)
Change in fair value of warrant liability	-	-	-	1,985

Net loss	$(597)	$869	$(309)	$(1,371)

For the three months ended March 31, 2017 and 2016 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended March 31,
	2017	2016
Domestic	$6,189	$5,622
Foreign	1,083	1,998
	$7,272	$7,620

Long-lived assets were 100% located in domestic markets as of March 31, 2017 and December 31, 2016.
Note 13
Significant Customer Concentration:
For the three months ended March 31, 2017, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,078, or 14.8%, of total revenues for such period. At March 31, 2017, the accounts receivable balance from GlobalMed Technologies was $467, or 15.6%, of total net accounts receivable. For the three months ended March 31, 2016, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,686, or 22.1%, of total revenues for such period. At March 31, 2016, the accounts receivable balance from GlobalMed Technologies was $443, or 13.6%, of total net accounts receivable. No other customer represented more than 10% of total company revenues for the three months ended March 31, 2017 and 2016. No other customer represented more than 10% of total accounts receivable as of March 31, 2017 and 2016.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 14
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. We sold $10.0 million aggregate principal amount of Notes bearing interest at 9% per year, with a maturity date of the earlier of 30 days after the Company obtains stockholder approval of stock issuances under the Debentures and the Warrants or November 30, 2015. The Purchasers of the Notes were issued Warrants to purchase an aggregate of 3.0 million shares of common stock, having an exercise price of $0.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 43,333,334 shares of common stock at an initial conversion price of $0.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. Our obligations under the Debt Securities are secured by a first priority lien on all of our assets, except for a second lien on our intellectual property. As a condition of the new term note facility (See Note 7, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021. Effective upon the date the Stockholder Approval, on September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $0.75 per share.
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
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The consultant will make himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and will report to the Board of Directors quarterly and otherwise when requested by the Board. The initial term of the agreement was from November 4, 2015 through June 30, 2016. The directors are each to be paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2015 and continuing on the tenth day of each month through June 10, 2016, and reimbursement of pre-approved, out-of-pocket expenses. The agreements have been extended through June 30, 2017.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 15
Subsequent Events:
On April 6, 2017, the Company completed the reverse split of its common stock in the ratio of 1-for-5. The Company has retroactively applied the reverse split to all periods presented.
On April 7, 2016, investors converted debentures amounting to $19 into 5,000 shares of common stock. See Note 9, Convertible Debentures.
On May 11, 2017, investors converted series A preferred stock amounting to $3,072 into 239,500 shares of common stock.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "STRATA," "STRATA Skin Sciences" or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
STRATA Skin Sciences, Inc. ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN™ MicroSystems, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2017, there were 791 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 730 at the end of March 31, 2016. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2016, over 351,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
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
Effective March 1, 2017, we entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products from Ellipse USA through December 31, 2019 (the "Initial Term"). If certain sales targets are met, the agreement will automatically be extended for two additional years. Under the terms of the agreement, we will be the exclusive distributor of Ellipse lasers. We have agreed to minimum inventory purchases and to pay a monthly license fee of approximately $33, in addition to commissions for each system sold. As part of the transaction, the majority of sales and marketing professionals from Ellipse USA are now employees of STRATA. The license fee amounts to approximately $1.1 million over the Initial Term.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPen. This three-year agreement allows for two one year extensions.
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
•
Nordlys System. Nordlys has 24 indications cleared by FDA and has the ability to use a multitude of light based technologies all in on compact platform–SWT (Selective Waveband Technology: the latest evolution and advancements of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology.

Sales and Marketing
As of March 31, 2017, our sales and marketing personnel consisted of 52 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Reverse Stock Split
On April 6, 2017, we completed the reverse split of its common stock in the ratio of 1-for-5. Our common stock began trading at the market opening on April 7, 2017 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq Global Market, among other benefits.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended March 31, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016, as filed with the SEC with our Annual Report on Form 10-K filed on March 13, 2017.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended March 31,
	2017	2016
Dermatology Recurring Procedures	$5,731	$5,528
Dermatology Procedures Equipment	1,537	1,990
Dermatology Imaging	4	102

Total Revenues	$7,272	$7,620
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended March 31, 2017 was $5,731, which approximates 82,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the three months ended March 31, 2016 was $5,528, which approximates 79,000 treatments, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as FaceBook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2017 and 2016, we deferred net revenues of $207 and $160, respectively, under this approach.
Dermatology Procedures Equipment
For the three months ended March 31, 2017 dermatology equipment revenues were $1,537. Internationally, we sold 9 systems for the three months ended March 31, 2017, (8 XTRAC and 1 VTRAC ). Domestically, we sold 5 XTRAC systems for the three months ended March 31, 2017. For the three months ended March 31, 2016 dermatology equipment revenues were $1,990. Internationally, we sold 24 systems for the three months ended March 31, 2016, (17 XTRAC and 7 VTRAC).
Dermatology Imaging
For the three months ended March 31, 2017 and 2016, imaging revenues were $4 and $102, respectively. We are in the process of discontinuing our efforts to develop and commercialize the MelaFind System. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-serve basis.

Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended March 31,
	2017	2016
Dermatology Recurring Procedures	$2,042	$2,304
Dermatology Procedures Equipment	691	951
Dermatology Imaging	-	167

Total Cost of Revenues	$2,733	$3,422
Gross Profit Analysis
Gross profit increased to $4,539 for the three months ended March 31, 2017 from $4,198 during the same period in 2016. As a percentage of revenues, the gross margin was 62.4% for the three months ended March 31, 2017 from 55.1% during the same period in 2016.
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended March 31,
	2017	2016
Revenues	$7,272	$7,620
Percent decrease	(4.6%)
Cost of revenues	2,733	3,422
Percent decrease	(20.2%)
Gross profit	$4,539	$4,198
Gross margin percentage	62.4%	55.1%

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2017	2016
Revenues	$5,731	$5,528
Percent increase	3.7%
Cost of revenues	2,042	2,304
Percent decrease	(11.4%)
Gross profit	$3,689	$3,224
Gross margin percentage	64.4%	58.3%
The primary reason for the change in gross profit for the three months ended March 31, 2017, compared to the same period in 2016, was due to a greater efficiency in manufacturing for the three months ended March 31, 2017 as compared to the same period in 2016. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases on in those treatments have an impact on gross margin.

Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2017	2016
Revenues	$1,537	$1,990
Percent decrease	(22.8%)
Cost of revenues	691	951
Percent decrease	(27.3%)
Gross profit	$846	$1,039
Gross margin percentage	55.0%	52.2%
The primary reason for the change in gross profit for the three months ended March 31, 2017, compared to the same period in 2016, was product mix. The gross margin change is affected by the mix of products sold as systems have a lower gross margin than parts. Additionally, domestic system sales have a greater gross margin than international sales.
Dermatology Imaging	For the Three Months Ended March 31,
	2017	2016
Revenues	$4	$102
Percent decrease	(96.1%)
Cost of revenues	-	167
Percent decrease	(100%)
Gross profit	$4	$(65)
Gross margin percentage	100.0%	(63.7%)
The primary reason for the change in gross profit for the three months ended March 31, 2017, compared to the same period in 2016, was the fact that we are in the process of discontinuing our efforts to develop and commercialize the MelaFind System. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-serve basis.
Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2017 decreased to $475 from $525 for the three months ended March 31, 2016. The decrease was due to having ended the ongoing research and development efforts for the MelaFind technology on product enhancements.
Selling and Marketing Expenses
For the three months ended March 31, 2017, selling and marketing expenses increased to $3,150 from $3,710 for the three months ended March 31, 2016. The decrease was related to the planned reduction of expense in TV and radio media as we transition over to more of an internet and social media campaign.
General and Administrative Expenses
For the three months ended March 31, 2017, general and administrative expenses decreased to $1,601 from $2,101 for the three months ended March 31, 2016. The decrease was primarily due to:
•	A decrease of approximately $189 due to the closing of the Irvington, NY facility in May 2016.
•	A decrease of $119 in stock compensation from the three months ended March 31, 2017 from the same period in 2016.
•	A decrease of approximately $62 in legal expenses during the three months ended March 31, 2017 from the same period in 2016.

Interest Expense, Net
Interest expense for the three months ended March 31, 2017 was $1,346 compared to $1,218 in the three months ended March 31, 2016. Interest expense during the periods of 2017 and 2016 relate to the 4% senior convertible debentures issued in July 2014, which includes amortization of the related debt discount and deferred financing fees. The periods also include interest expense related to the 2.25% senior convertible debentures issued on June 22, 2015. Additionally, approximately $43 of interest expense was recognized as a result of the conversion of $56 of debentures into common stock during the three months ended March 31, 2017. Additionally, approximately $136 of interest expense was recognized as a result of the conversion of $165 of debentures into common stock during the three months ended March 31, 2016.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of March 31, 2017, and recorded $132 in other expense for the three months ended March 31, 2017. We measured the fair value of these warrants as of March 31, 2016, and recorded $1,985 in other income for the three months ended March 31, 2016.
Income Taxes
Income tax expense for the three months ended March 31, 2017 was $70 compared to $66 for the three months ended March 31, 2016. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $2,235 during the three months ended March 31, 2017, as compared to net loss of $1,437 during the three months ended March 31, 2016.
Non-GAAP adjusted EBITDA
As a result of our acquisition of the XTRAC and VTRAC products, we have determined to supplement our condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), presented elsewhere within this report, we will provide certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA.
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
	For the Three Months Ended March 31,
	2017	2016	Change

Net loss	$(2,235)	$(1,437)	$(798)

Adjustments:
Income taxes	70	66	4
Depreciation and amortization *	1,542	1,684	(142)
Interest expense, net	569	532	37
Non-cash interest expense	777	686	91

Non-GAAP EBITDA	723	1,531	(808)

Stock-based compensation expense	52	170	(118)
Change in fair value of warrants	132	(1,985)	2,117

Non-GAAP adjusted EBITDA	$907	$(284)	$1,191

* Includes depreciation on lasers placed-in-service of $1,071 and $1,168 for the three months ended March 31, 2017 and 2016, respectively.
Liquidity and Capital Resources
As of March 31, 2017 we had $2,961 of working capital compared to $4,619 as of December 31, 2016. Cash and cash equivalents were $3,763 as of March 31, 2016, as compared to $3,928 as of December 31, 2016.
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
Since inception, we have experienced recurring losses and, until 2016, negative cash flows from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of March 31, 2017 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the next twelve months following the filing of this Form 10-Q.

Net cash and cash equivalents provided by operating activities was $818 for the three months ended March 31, 2017 compared to cash used in operating activities of $1,396 for the three months ended March 31, 2016.
Net cash and cash equivalents used in investing activities was $883 for the three months ended March 31, 2017 compared to cash used in investing activities of $182 for the three months ended March 31, 2016. The primary reason for the change was the lasers placed in service during the period.
Net cash and cash equivalents used in financing activities was $100 for the three months ended March 31, 2017 compared to cash provided by financing activities of $1,395  for the three months ended March 31, 2016. In the three months ended March 31, 2016, we drew down $1,500 on a long-term debt facility.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2016 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2017, we had no off-balance sheet arrangements.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams and our belief that the cash flow generated by these businesses will be sufficient to finance our operations, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2016, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of March 31, 2017. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 13, 2017. There have been no material changes to these risks during the three months ended March 31, 2017.
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

STRATA SKIN SCIENCES, INC.

Date May 15, 2017	By:	/s/ Francis J. McCaney
Name Francis J. McCaney
Title President and Chief Executive Officer

Date May 15, 2017	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer