Form 10-Q
period 2017-06-30
STRATA Skin Sciences, Inc.
filed 2017-08-11
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer's common stock as of August 10, 2017 was 2,477,743 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,938	$3,928
Accounts receivable, net of allowance for doubtful accounts of $142 and $135, respectively	3,560	3,390
Inventories	3,487	2,817
Prepaid expenses and other current assets	373	617
Total current assets	11,358	10,752

Property and equipment, net	9,396	10,180
Intangible assets, net	13,298	13,412
Goodwill	8,803	8,803
Other assets	47	46
Total assets	$42,902	$43,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$137	$339
Current portion of long-term debt	3,429	1,714
Accounts payable	2,301	1,853
Other accrued liabilities	2,160	1,992
Deferred revenues	413	235
Total current liabilities	8,440	6,133

Long-term liabilities:
Long-term debt, net	8,150	9,752
Senior secured convertible debentures, net	13,386	12,028
Warrant liability	109	105
Deferred tax liability	479	359
Other liabilities	724	97
Total liabilities	31,288	28,474

Commitment and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 2,928 and 6,000 shares issued and outstanding, respectively	-	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 2,477,743 and 2,166,898 shares issued and outstanding, respectively	3	2
Additional paid-in capital	225,624	225,289
Accumulated deficit	(214,015)	(210,575)
Accumulated other comprehensive income	2	2
Total stockholders' equity	11,614	14,719
Total liabilities and stockholders' equity	$42,902	$43,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2017	2016

Revenues	$8,702	$7,739

Cost of revenues	3,173	3,139

Gross profit	5,529	4,600

Operating expenses:
Engineering and product development	423	634
Selling and marketing	3,077	3,523
General and administrative	1,720	1,901
	5,220	6,058

Operating profit (loss) before other income (expense), net	309	(1,458)

Other income (expense), net:
Interest expense, net	(1,575)	(1,178)
Change in fair value of warrant liability	128	3,199
Other income, net	6	(4)
	(1,441)	2,017

(Loss) income before income taxes	(1,132)	559

Income tax expense	(73)	(61)

Net (loss) income	$(1,205)	$498

Net (loss) income per share:
Basic	$(0.52)	$0.24
Diluted	$(0.52)	$(1.17)

Shares used in computing net (loss) income per share:
Basic	2,327,041	2,117,897
Diluted	2,327,041	2,311,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016

Revenues	$15,974	$15,359

Cost of revenues	5,906	6,561

Gross profit	10,068	8,798

Operating expenses:
Engineering and product development	898	1,159
Selling and marketing	6,227	7,233
General and administrative	3,321	4,002
	10,446	12,394

Operating loss before other income (expense), net	(378)	(3,596)

Other income (expense), net:
Interest expense, net	(2,921)	(2,396)
Change in fair value of warrant liability	(4)	5,184
Other income, net	6	(4)
	(2,919)	2,784

Loss before income taxes	(3,297)	(812)

Income tax expense	(143)	(127)

Net loss	$(3,440)	$(939)

Net loss per share:
Basic	$(1.53)	$(0.45)
Diluted	$(1.53)	$(2.76)

Shares used in computing net loss per share:
Basic	2,252,301	2,092,914
Diluted	2,252,301	2,216,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2017	6,000	$1	2,166,898	$2	$225,289	$(210,575)	$2	$14,719
Stock-based compensation	-	-	-	-	73	-	-	73
Conversion of senior secured convertible debentures	-	-	70,000	-	262	-	-	262
Conversion of convertible preferred stock	(3,072)	(1)	239,500	1	-	-	-	-
Issuance of common stock for fractional shares in reverse stock split	-	-	1,345	-	-	-	-	-
Net loss for the six months ended June 30, 2017	-	-	-	-	-	(3,440)	-	(3,440)
BALANCE, JUNE 30, 2017	2,928	$-	2,477,743	$3	$225,624	$(214,015)	$2	$11,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(3,440)	$(939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,209	3,323
Provision for doubtful accounts	22	85
Loss on disposal of property, plant and equipment	-	124
Stock-based compensation	73	286
Deferred tax provision	120	120
Amortization of debt discount	1,618	1,239
Amortization of deferred financing costs	115	91
Change in fair value of warrant liability	4	(5,184)
Changes in operating assets and liabilities:
Accounts receivable	(147)	1,275
Inventories	(670)	374
Prepaid expenses and other assets	243	168
Accounts payable	403	(1,834)
Other accrued liabilities	(115)	(686)
Other liabilities	84	(47)
Deferred revenues	178	31
Net cash provided by (used in) operating activities	1,697	(1,574)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(1,205)	(328)
Purchases of property and equipment, net	(206)	-
Payments on distributor rights liability	(75)	-
Acquisition costs, net of cash received	-	125
Restricted cash	-	15
Net cash used in investing activities	(1,486)	(188)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	1,500
Payments on notes payable	(201)	(207)
Net cash (used in ) provided by financing activities	(201)	1,293

Effect of exchange rate changes on cash	-	7

Net decrease in cash and cash equivalents	10	(462)
Cash and cash equivalents, beginning of period	3,928	3,303

Cash and cash equivalents, end of period	$3,938	$2,841

Supplemental information:
Cash paid for interest	$1,133	$980

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$262	$248
Recognition of warrants issued as debt discount	$-	$47
Reclassification of warrant liabilities to equity	$-	$1,541
Acquisition of distributor rights asset and license liability	$900	$-
The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN™ MicroSystem, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2017, there were 795 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Effective March 1, 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse USA ("Ellipse") through December 31, 2019 (the "Initial Term"). If certain sales targets are met, the agreement will automatically be extended for two additional years. Under the terms of the agreement, the Company will be the exclusive distributor of Ellipse lasers. The Company has agreed to minimum inventory purchases and to pay a monthly license fee of approximately $33, in addition to commissions for each system sold. As part of the transaction, the majority of sales and marketing professionals from Ellipse USA became employees of STRATA. The license fee amounts to approximately $1.1 million over the Initial Term. See Note 4, Intangibles, net, for additional information.
Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPen. This three-year agreement allows for two one year extensions.
Effective April 6, 2017, the Company completed a reverse stock split of its common stock at a ratio of 1-for-5 shares, and all data on common stock and equivalents are shown herein as reflective of this reverse stock split.
Liquidity
As of June 30, 2017, the Company had an accumulated deficit of $214,015 and had been incurring losses since inception as well as negative cash flows from operations until 2016. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
Management believes that its cash and cash equivalents as of June 30, 2017 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, payments of the long-term debt as they become due and other liquidity requirements associated with its existing operations through the next twelve months following the filing of this Form 10-Q.

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
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders' equity, for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, and other forms filed with the SEC from time to time.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's financial statements.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 Form 10-K, and there have been no changes to the Company's significant accounting policies during the three and six months ended June 30, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2017, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the estimated useful lives of intangible assets and property and equipment, (3) the inputs used in determining the fair value of equity-based awards, (4) the valuation allowance related to deferred tax assets and (5) the fair value of financial instruments, including derivative instruments.

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
The Company's recurring fair value measurements at June 30, 2017 and December 31, 2016 are as follows:
	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$109	$-	$-	$109

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$105	$-	$-	$105
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the individual characteristics of the Company's warrants, preferred and common stock, the derivative warrant liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. The Company assessed its convertible debentures and long-term debt (including the current portion) and determined that the fair value of total debt was $21,503 as of June 30, 2017. As of December 31, 2016 the fair value of total debt approximated the recorded value of $20,082.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Several of the warrants outstanding as of June 30, 2017 and 2016 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants contain full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 8, Warrants, for additional discussion.
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
For the three and six months ended June 30, 2017, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive. The loss on the change in fair value of the warrant liability was considered when calculating the diluted earnings per share and was deemed to be antidilutive.
For the three and six months ended June 30, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.
Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the three and six months ended June 30, 2016:
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Net income (loss)	$498	$(939)
Gain on the change in fair value of the warrant liability	(3,199)	(5,184)
Diluted earnings	$(2,701)	$(6,123)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	2,117,897	2,092,914
Dilutive effect of warrants	193,150	123,267
Diluted number of common and common stock equivalent shares outstanding	2,311,047	2,216,181

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Potential common stock equivalents outstanding as of June 30, 2017 and 2016 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	June 30,
	2017	2016
Common stock equivalents of convertible debentures	9,146,146	9,221,143
Common stock purchase warrants	2,406,625	3,345,873
Common stock equivalents of convertible preferred stock	228,336	507,173
Common stock options	844,740	601,850
Total	12,625,847	13,676,039
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, but can be adopted early. The Company has adopted this ASU effective January 1, 2017 and has applied the rules with its sub-distribution license with Ellipse and concluded that this transaction did not meet the definition of a business. As such, it has been accounted for as an asset acquisition. See Note 4, Intangibles, net.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Tax deductions in excess of compensation costs (excess tax benefits) were recorded in equity and tax deduction shortfalls (tax deficiencies), to the extent of previous excess tax benefits, were recorded in equity and then to income tax expense. Under the new guidance, all excess tax benefits and tax deficiencies are recorded to income tax expense in the income statement, which could create volatility in the Company's income statement. The new guidance also changes the classification of excess tax benefits in the cash flow statement and impacts the diluted earnings per share calculation. Additionally, the new guidance permits to elect to account for forfeitures as they occur. The Company has made this election upon the adoption of this standard. The guidance became effective for interim and annual periods beginning after December 15, 2016, and early adoption was permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In July 2015, The FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.
Recently Issued Accounting Standards
In July 2017, the FASB issued a two-part ASU 2017-11, "(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." For public business entities, the amendments in Part 1 of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 2 of ASU 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of this guidance on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the impact of this guidance on the Company's condensed consolidated financial statements.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: 1. retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. using the modified retrospective method with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. The ASU may change our accounting for the revenues from recurring procedures based upon the determination of when the Company has transferred control of the services. The potential impact of that change could increase or decrease our revenues in any given period and will depend, among others, on the estimated unused treatments as of the end of any reporting period. We are still evaluating the ASU for other potential impacts on our condensed consolidated financial statements. We currently plan to adopt the ASU using the "modified retrospective" approach, which requires the cumulative effect of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of the January 1, 2018 adoption date.
Note 2
Inventories:
	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$2,316	$2,440
Finished goods	1,171	377
Total inventories	$3,487	$2,817
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 3
Property and Equipment, net:
	June 30, 2017	December 31, 2016
	(unaudited)
Lasers placed-in-service	$17,828	$16,712
Equipment, computer hardware and software	361	160
Furniture and fixtures	111	111
Leasehold improvements	31	25
	18,331	17,008
Accumulated depreciation and amortization	(8,935)	(6,828)
Property and equipment, net	$9,396	$10,180
Depreciation and related amortization expense was $2,195 and $2,415 for the six months ended June 30, 2017 and 2016, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 4
Intangibles, net:
Set forth below is a detailed listing of definite-lived intangible assets:
	June 30, 2017	December 31, 2016
	(unaudited)
Core technology	$5,974	$5,974
Product technology	2,000	2,000
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	900	-
	17,274	16,374
Accumulated amortization	(3,976)	(2,962)
Patents and licensed technologies, net	$13,298	$13,412
Related amortization expense was $1,014 and $908 for the six months ended June 30, 2017 and 2016, respectively.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2017	$1,066
2018	2,133
2019	2,132
2020	1,615
2021	1,415
Thereafter	4,937
Total	$13,298
As discussed in Note 1, effective January 1, 2017 the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that its transaction with Ellipse in the first quarter of 2017 is considered to be an acquisition of a single asset, therefore, the acquisition is not considered to be an acquisition of a business. The distribution rights asset has been assigned a value of $900 which is comprised of the present value of the license fee payments.
Note 5
Other Accrued Liabilities:
	June 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current	$107	$102
Accrued compensation, including commissions and vacation	988	1,177
Accrued sales and other taxes	506	439
Distributor rights liability, current	285	-
Accrued professional fees and other accrued liabilities	274	274
Total other accrued liabilities	$2,160	$1,992

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 6
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
	June 30, 2017	December 31, 2016
	(unaudited)
Senior secured 2.25% convertible debentures, net of unamortized debt discount of $23,007 and $24,314, respectively; and deferred financing costs of $496 and $524, respectively	$8,247	$7,174
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,213 and $3,469, respectively; and deferred financing costs of $363 and $392, respectively	5,139	4,854
Total convertible debt	$13,386	$12,028
The Company issued $32,500 aggregate principal amount of Debentures (the "June 2015 Debentures") that, subject to certain ownership limitations and stockholder approval conditions, will be convertible into 8,666,668 shares of Company common stock at an initial conversion price of $3.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance, June 22, 2020. As of June 30, 2017, the cumulative total conversions on the June 2015 Debentures was $750.
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
On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 1,239,769 shares of common stock, $0.001 par value per share, at an exercise price of $12.25 per share expiring in July 2019. The July 2014 Debentures bear interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures are convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share. As of June 30, 2017, the cumulative total conversions on the July 2014 Debentures was $6,285. The Company's obligations under the July 2014 Debentures are secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 8, Warrants) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

During the six months ended June 30, 2017, the investors converted debentures amounting to $262 into 70,000 shares of common stock for the June 2015 note. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $197 for the six months ended June 30, 2017.
As a condition of the new note facility (See Note 7, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021 and treated as a modification.
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such debentures with an aggregate principal amount of approximately $40,652 into 40,616 shares of newly created Series C Convertible Preferred Stock. In addition to eliminating approximately $40,652 of senior secured debt, the exchange will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The closing of the exchange, and the elimination of such senior debt, will occur within two business days of the approval of the Company's stockholders of the exchange, including the issuance of the shares of common stock issuable upon conversion of the shares of preferred stock, subject to customary closing conditions. The stockholders meeting has been scheduled for September 14, 2017.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,099,000 shares of common stock.
As of June 30, 2017, the total outstanding amount of Debentures at their face value was $40,465.
Note 7
Long-term Debt:
	June 30, 2017	December 31, 2016
	(unaudited)
Term note, net of debt discount of $204 and $258, respectively; and deferred financing cost of $217 and $276, respectively	$11,579	$11,466
Less: current portion	(3,429)	(1,714)
Total long-term debt	$8,150	$9,752
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company is in compliance with these covenants as of June 30, 2017. Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5% or 9.30% as of June 30, 2017. The Company's existing debentures from its 2014 and 2015 financings were amended as a condition of this new term note facility, including subordination agreements and maturity extensions. As of June 30, 2017 the net balance of long-term debt is $11,579.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following table summarizes the future payments that the Company expects to make for long-term debt for the future periods:
Remaining in 2017	$1,714
2018	3,429
2019	3,429
2020	3,428
$12,000

Note 8
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company and warrants that have provisions that protect holders from a decline in the issue price of its common stock (or "down-round" provisions) as liabilities instead of equity.
The Company recognizes these liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2017 and December 31, 2016 is as follows:
	June 30, 2017	December 31, 2016

Number of shares underlying the warrants	403,090	403,090
Stock price	$2.43	$2.20
Volatility	47.30%	47.00%
Risk-free interest rate	1.38%	1.22%
Expected dividend yield	0%	0%
Expected warrant life	1.62 – 1.85 years	2.12 – 2.35 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six month periods ended June 30, 2017 and 2016, for all financial liabilities categorized as Level 3 as of June 30, 2017 and June 30, 2016, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2016	Increase in Fair Value	June 30, 2017

10/31/2013	$39	$2	$41
2/5/2014	66	2	68

Total	$105	$4	$109

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	June 30, 2016

10/31/2013	$379	$(267)	$-	$112
2/5/2014	715	(510)	-	205
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,184)	$(1,541)	$317
Number of Warrants Subject to Remeasurement:
Issuance Date	June 30, 2017

10/31/2013	137,143
2/5/2014	265,947

Total	403,090
Note 9
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants consist at June 30, 2017 of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	13,865	$55.90
10/31/2013	4/30/2019	137,143	$3.75
2/5/2014	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,406,625
Note 10
Stock-based compensation:
At June 30, 2017, the Company had 844,139 options outstanding with a weighted-average exercise price of $4.96. 598,822 options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three and six months ended June 30, 2017 was $21 and $73, respectively. For the three and six months ended June 30, 2016 stock-based compensation was $116 and $286, respectively. As of June 30, 2017 there was $259 in unrecognized compensation expense, which will be recognized over a weighted average period of 3.0 years.

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
Income tax expense of $73 and $143 for the three and six months ended June 30, 2017 and $61 and $127 for the three and six months ended June 30, 2016, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended June 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$6,202	$2,496	$4	$8,702
Costs of revenues	1,843	1,330	-	3,173
Gross profit	4,359	1,166	4	5,529
Gross profit %	70.3%	46.7%	100.0%	63.5%

Allocated operating expenses:
Engineering and product development	340	83	-	423
Selling and marketing expenses	2,561	516	-	3,077

Unallocated operating expenses	-	-	-	1,720
	2,901	599	-	5,220
Income from operations	1,458	567	4	309

Interest expense, net	-	-	-	(1,575)
Change in fair value of warrant liability	-	-	-	128

Other income, net	-	-	-	6

Income (loss) before income taxes	$1,458	$567	$4	$(1,132)

Three Months Ended June 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$6,093	$1,634	$12	$7,739
Costs of revenues	2,258	812	69	3,139
Gross profit	3,835	822	(57)	4,600
Gross profit %	63.0%	50.3%	(475.0%)	59.4%

Allocated operating expenses:
Engineering and product development	323	54	257	634
Selling and marketing expenses	3,349	96	78	3,523

Unallocated operating expenses	-	-	-	1,901
	3,672	150	335	6,058
Income (loss) from operations	163	672	(392)	(1,458)

Interest expense, net	-	-	-	(1,178)
Change in fair value of warrant liability	-	-	-	3,199
Other income (expense), net	-	-	-	(4)

Income (loss) before income taxes	$163	$672	$(392)	$559

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Six Months Ended June 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$11,933	$4,033	$8	$15,974
Costs of revenues	3,885	2,021	-	5,906
Gross profit	8,048	2,012	8	10,068
Gross profit %	67.4%	49.9%	100.0%	63.0%

Allocated operating expenses:
Engineering and product development	756	141	1	898
Selling and marketing expenses	5,510	717	-	6,227

Unallocated operating expenses	-	-	-	3,321
	6,266	858	1	10,446
Income (loss) from operations	1,782	1,154	7	(378)

Interest expense, net	-	-	-	(2,921)
Change in fair value of warrant liability	-	-	-	(4)

Other income, net	-	-	-	6

Income (loss) before income taxes	$1,782	$1,154	$7	$(3,297)

Six Months Ended June 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$11,621	$3,624	$114	$15,359
Costs of revenues	4,561	1,764	236	6,561
Gross profit	7,060	1,860	(122)	8,798
Gross profit %	60.8%	51.3%	(107.0%)	57.3%

Allocated operating expenses:
Engineering and product development	634	116	409	1,159
Selling and marketing expenses	6,860	203	170	7,233

Unallocated operating expenses	-	-	-	4,002
	7,494	319	579	12,394
Income (loss) from operations	(434)	1,541	(701)	(3,596)

Interest expense, net	-	-	-	(2,396)
Change in fair value of warrant liability	-	-	-	5,184
Other income (expense), net	-	-	-	(4)

Income (loss) before income taxes	$(434)	$1,541	$(701)	$(812)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For the three and six months ended June 30, 2017 and 2016 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic	$7,086	$6,265	$13,275	$12,158
Foreign	1,616	1,474	2,699	3,201
	$8,702	$7,739	$15,974	$15,359
Long-lived assets were 100% located in domestic markets as of June 30, 2017 and December 31, 2016.
Note 13
Significant Customer Concentration:
For the three months ended June 30, 2017, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,635, or 18.8%, of total revenues for such period. For the six months ended June 30, 2017, revenues from sales to the Company's international master distributor were $2,713, or 17.0%, of total revenues for such period. At June 30, 2017, the accounts receivable balance from GlobalMed Technologies was $681, or 19.1%, of total net accounts receivable. For the three months ended June 30, 2016, revenues from sales to the Company's international master distributor were $1,461, or 18.9%, of total revenues for such period. For the six months ended June 30, 2016, revenues from sales to the Company's international master distributor were $3,147, or 20.5%, of total revenues for such period. No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2017 and 2016. No other customer represented more than 10% of total accounts receivable as of June 30, 2017.
Note 14
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million shares of common stock, having an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The Debentures bear interest at the rate of 2.25% per year, and, unless previously converted, will mature on the five-year anniversary of the date of issuance. Refer to Note 6 for additional information on the terms of the Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.
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
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with Broadfin and Sabby, the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such debentures with an aggregate principal amount of approximately $40,652 into 40,616 shares of newly created Series C Convertible Preferred Stock. In addition to eliminating approximately $40,652 of senior secured debt, the exchange will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The closing of the exchange, and the elimination of such senior debt, will occur within two business days of the approval of the Company's stockholders of the exchange, including the issuance of the shares of common stock issuable upon conversion of the shares of preferred stock, subject to customary closing conditions. The stockholders meeting has been scheduled for September 14, 2017.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except that the Preferred Stock  does not have voting rights. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,099,000 common stock.
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The consultant will make himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and will report to the Board of Directors quarterly and otherwise when requested by the Board. The agreements had been extended through June 30, 2017. The term of the agreement with Mr. O'Donnell has been further extended through December 31, 2017. Mr. Navarro's agreement expired per its terms on June 30, 2017 and no extensions or renewals of the agreement were entered into. The directors were each to be paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, including advice related to the acquisition of the XTRAC and VTRAC assets and the structuring of the financing for that acquisition, a retainer of $10,000 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of their respective agreements, and reimbursement of pre-approved, out-of-pocket expenses.
Note 15
Commitments and Contingencies:
Leases
The Company has entered into various non-cancelable operating lease agreements for real property and three minor operating leases for personal property. These arrangements expire at various dates through 2019. As of June 30, 2017, aggregate annual minimum payments due under the Company's lease obligations are as follows:
Year,
2017 (remaining six months)	$225
2018	429
2019	160
Total	$814

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
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2017, there were 795 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 748 at the end of June 30, 2016. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2016, over 351,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
We have discontinued our efforts to develop the MelaFind System and are in the process of discontinuing our efforts to develop and commercialize it. This activity is included in the Dermatology Imaging segment. MelaFind is a non-invasive, point-of-care (i.e., in the doctor's office) instrument designed to aid in the dermatologists' decision to biopsy pigmented skin lesions, particularly melanoma. We have been unsuccessful in commercializing the MelaFind product in a way that would bring financial benefit to our shareholders. In March 2017, we sent a notice to the 90 owners of MelaFind devices informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis.
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
•
Nordlys System. Nordlys has 24 indications cleared by FDA and has the ability to use a multitude of light based technologies all in on compact platform–SWT (Selective Waveband Technology: the latest evolution and advancement of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology.

•
STRATAPEN™. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas, and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Sales and Marketing
As of June 30, 2017, our sales and marketing personnel consisted of 53 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Reverse Stock Split
On April 6, 2017, we completed the reverse split of its common stock in the ratio of 1-for-5. Our common stock began trading at the market opening on April 7, 2017 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq Global Market, among other benefits. As a result of the stock split, we now have 2,183,243 shares of common stock outstanding, taking into account the rounding up of fractional shares.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three and six months ended June 30, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016, as filed with the SEC with our Annual Report on Form 10-K filed on March 13, 2017.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Dermatology Recurring Procedures	$6,202	$6,093	$11,933	$11,621
Dermatology Procedures Equipment	2,496	1,634	4,033	3,624
Dermatology Imaging	4	12	8	114

Total Revenues	$8,702	$7,739	$15,974	$15,359
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended June 30, 2017 was $6,202, which approximates 89,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the three months ended June 30, 2016 of $6,093, which approximates 87,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the six months ended June 30, 2017 was $11,933, which approximates 170,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the six months ended June 30, 2016 of $11,621, which approximates 166,000 treatments, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as FaceBook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2017 and 2016, we deferred net revenues of $278 and $137, respectively, under this approach.

Dermatology Procedures Equipment
For the three months ended June 30, 2017 dermatology equipment revenues were $2,496. Internationally, we sold 21 systems for the three months ended June 30, 2017, (18 XTRAC and 7 VTRAC ). Domestically, we sold 6 XTRAC systems for the three months ended June 30, 2017. For the three months ended June 30, 2016 dermatology equipment revenues were $1,634. Internationally, we sold 22 systems for the three months ended June 30, 2016, (13 XTRAC and 9 VTRAC).
For the six months ended June 30, 2017 dermatology equipment revenues were $4,033. Internationally, we sold 30 systems for the six months ended June 30, 2017, (26 XTRAC and 8 VTRAC ). Domestically, we sold 11 XTRAC systems for the six months ended June 30, 2017. For the six months ended June 30, 2016 dermatology equipment revenues were $3,624. Internationally, we sold 46 systems for the six months ended June 30, 2016, (30 XTRAC and 16 VTRAC).
Additionally, included in the three and six months ended June 30, 2017 was $395 in revenues for 2 Nordlys units and accessories. There were no such revenues in the comparable prior year periods.
Dermatology Imaging
For the three months ended June 30, 2017 and 2016, imaging revenues were $4 and $12, respectively. For the six months ended June 30, 2017 and 2016, imaging revenues were $8 and $114, respectively. We have discontinued our efforts to develop the MelaFind System and are in the process of discontinuing our efforts to develop and commercialize it. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-serve basis.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Dermatology Recurring Procedures	$1,843	$2,258	$3,885	$4,561
Dermatology Procedures Equipment	1,330	812	2,021	1,764
Dermatology Imaging	-	69	-	236

Total Cost of Revenues	$3,173	$3,139	$5,906	$6,561
Gross Profit Analysis
Gross profit increased to $5,529 for the three months ended June 30, 2017 from $4,600 during the same period in 2016. As a percentage of revenues, the gross margin was 63.5% for the three months ended June 30, 2017 from 59.4% during the same period in 2016. Gross profit increased to $10,068 for the six months ended June 30, 2017 from $8,798 during the same period in 2016. As a percentage of revenues, the gross margin was 63.0% for the six months ended June 30, 2017 from 57.3% during the same period in 2016.

The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$8,702	$7,739	$15,974	$15,359
Percent increase	12.4%		4.0%
Cost of revenues	3,173	3,139	5,906	6,561
Percent increase	1.1%		(10.0%)
Gross profit	$5,529	$4,600	$10,068	$8,798
Gross margin percentage	63.5%	59.4%	63.0%	57.3%

Dermatology Recurring Procedures	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$6,202	$6,093	$11,933	$11,621
Percent increase	1.8%		2.7%
Cost of revenues	1,843	2,258	3,885	4,561
Percent decrease	(18.4%)		(14.8%)
Gross profit	$4,359	$3,835	8,048	$7,060
Gross margin percentage	70.3%	63.0%	67.4%	60.8%
The primary reason for the change in gross profit for the three and six months ended June 30, 2017, compared to the same periods in 2016, was due to additional treatments and technical improvements in the product which reduced gas consumption and service repairs for the three and six months ended June 30, 2017. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases on in those treatments have an impact on gross margin.

Dermatology Procedures Equipment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,496	$1,634	$4,033	$3,624
Percent increase	52.8%		11.3%
Cost of revenues	1,330	812	2,021	1,764
Percent increase	63.8%		14.6%
Gross profit	$1,166	$822	$2,012	$1,860
Gross margin percentage	46.7%	50.3%	49.9%	51.3%
The primary reason for the change in gross profit for the three and six months ended June 30, 2017, compared to the same periods in 2016, was product mix. The gross margin change is affected by the mix of products sold as XTRAC systems have a lower gross margin than parts. Additionally, domestic XTRAC system sales and Nordlys system sales have a greater gross margin than international sales.

Dermatology Imaging	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$4	$12	$8	$114
Percent decrease	(66.7%)		(93.0%)
Cost of revenues	-	69	-	236
Percent decrease	(100%)		(100%)
Gross profit	$4	$(57)	$8	$(122)
Gross margin percentage	100.0%	(475.0%)	100.0%	(107.0%)
The primary reason for the change in gross profit for the three and six months ended June 30, 2017, compared to the same period in 2016, was the fact that we have discontinued our efforts to develop the MelaFind System and are in the process of discontinuing our efforts to develop and commercialize it. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-serve basis.
Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2017 decreased to $423 from $634 for the three months ended June 30, 2016. Engineering and product development expenses for the six months ended June 30, 2017 decreased to $898 from $1,159 for the six months ended June 30, 2016. The decreases were due to having ended the ongoing research and development efforts for the MelaFind technology on product enhancements during the 2016.
Selling and Marketing Expenses
For the three months ended June 30, 2017, selling and marketing expenses decreased to $3,077 from $3,523 for the three months ended June 30, 2016. For the six months ended June 30, 2017, selling and marketing expenses decreased to $6,227 from $7,233 for the six months ended June 30, 2016. The decreases were related to the planned reduction of expense in TV and radio media as we transition over to more of an internet and social media campaign.
General and Administrative Expenses
For the three months ended June 30, 2017, general and administrative expenses decreased to $1,720 from $1,901 for the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses decreased to $3,321 from $4,002 for the six months ended June 30, 2016. The decreases were primarily due to:
•	A decrease of approximately $248 and $437 for the three and six months ended June 30, 2017, respectively, due to the closing of the Irvington, NY facility in May 2016.
•	A decrease of $94 and $213 in stock compensation from the three and six months ended June 30, 2017 from the same periods in 2016.
•	These decreases for the three months ended June 30, 2017 were partially offset by increases of $100 in bonus expense and $120 in additional legal and accounting expenses.
Interest Expense, Net
Interest expense for the three months ended June 30, 2017 was $1,575 compared to $1,178 in the three months ended June 30, 2016. Interest expense for the six months ended June 30, 2017 was $2,921 compared to $2,396 in the six months ended June 30, 2016. Interest expense during all periods relate to the 4% senior convertible debentures issued in July 2014 and the 2.25% senior convertible debentures issued on June 22, 2015, which include amortization of the related debt discount and deferred financing fees, which are amortized using the effective interest method. The periods also include interest expense related to the term debt issued in December 2015. Additionally, approximately $197 of interest expense was recognized as a result of the conversion of $262 of debentures into common stock during the six months ended June 30, 2017. Additionally, approximately $203 of interest expense was recognized as a result of the conversion of $248 of debentures into common stock during the six months ended June 30, 2016.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of June 30, 2017, and recorded $128 in other income for the three months ended June 30, 2017 and $4 in other expense for the six months period. We measured the fair value of these warrants as of June 30, 2016, and recorded $3,199 and $5,184 in other income for the three and six months ended June 30, 2016, respectively.
Income Taxes
Income tax expense for the three months ended June 30, 2017 was $73 compared to $61 for the three months ended June, 2016. Income tax expense for the six months ended June 30, 2017 was $143 compared to $127 for the six months ended June, 2016. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $1,205 during the three months ended June 30, 2017, as compared to net income of $498 during the three months ended June 30, 2016. The factors described above resulted in net loss of $3,440 during the six months ended June 30, 2017, as compared to net loss of $939 during the six months ended June 30, 2016.
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
	For the Three Months Ended June 30,
	2017	2016	Change

Net (loss) income	$(1,205)	$498	$(1,703)

Adjustments:
Income taxes	73	61	12
Depreciation and amortization *	1,666	1,640	26
Interest expense, net	619	535	84
Non-cash interest expense	956	643	313

Non-GAAP EBITDA	2,109	3,377	(1,268)

Stock-based compensation expense	21	116	(95)
Change in fair value of warrants	(128)	(3,199)	3,071

Non-GAAP adjusted EBITDA	$2,002	$294	$1,708

* Includes depreciation on lasers placed-in-service of $1,080 and $1,140 for the three months ended June 30, 2017 and 2016, respectively.

	For the Six Months Ended June 30,
	2017	2016	Change

Net loss	$(3,440)	$(939)	$(2,501)

Adjustments:
Income taxes	143	127	16
Depreciation and amortization *	3,209	3,323	(114)
Interest expense, net	1,188	1,067	121
Non-cash interest expense	1,733	1,329	404

Non-GAAP EBITDA	2,833	4,907	(2,074)

Stock-based compensation expense	73	286	(213)
Change in fair value of warrants	4	(5,184)	5,188

Non-GAAP adjusted EBITDA	$2,910	$9	$2,901

* Includes depreciation on lasers placed-in-service of $2,151 and $2,308 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources
As of June 30, 2017 we had $2,918 of working capital compared to $4,619 as of December 31, 2016. Cash and cash equivalents were $3,938 as of June 30, 2017, as compared to $3,928 as of December 31, 2016.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures are convertible at any time into an aggregate of approximately 8.7 million shares of our common stock at a price of $3.75 per share. Our obligations under the debentures are secured by a subordinated first priority lien on all of our assets.
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
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such debentures with an aggregate principal amount of approximately $40,652 into 40,616 shares of newly created Series C Convertible Preferred Stock. In addition to eliminating approximately $40,652 of senior secured debt, the exchange will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The closing of the exchange, and the elimination of such senior debt, will occur within two business days of the approval of the Company's stockholders of the exchange, including the issuance of the shares of common stock issuable upon conversion of the shares of preferred stock, subject to customary closing conditions. The stockholders meeting has been scheduled for September 2017.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,099,000 shares of common stock.
Since inception, we have experienced recurring losses and, until 2016, negative cash flows from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of June 30, 2017 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operating through the next twelve months following the filing of this Form 10-Q.
Net cash and cash equivalents provided by operating activities was $1,622 for the six months ended June 30, 2017 compared to cash used in operating activities of $1,588 for the six months ended June 30, 2016. The increase in operating cash flows is primarily attributes to overall reduction of expenses of approximately $2,603 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Net cash and cash equivalents used in investing activities was $1,411 for the six months ended June 30, 2017 compared to cash used in investing activities of $174 for the six months ended June 30, 2016. The primary reason for the change was the lasers placed in service during the period.
Net cash and cash equivalents used in financing activities was $201 for the six months ended June 30, 2017 compared to cash provided by financing activities of $1,293 for the six months ended June 30, 2016. In the six months ended June 30, 2016, we drew down $1,500 on a long-term debt facility.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2016 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At June 30, 2017, we had no off-balance sheet arrangements.
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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of June 30, 2017. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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
ITEM 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 13, 2017. There have been no material changes to these risks during the three and six months ended June 30, 2017.
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

STRATA SKIN SCIENCES, INC.

Date August 11, 2017	By:	/s/ Francis J. McCaney
Name Francis J. McCaney
Title President and Chief Executive Officer

Date August 11, 2017	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer