Form 10-Q
period 2017-09-30
STRATA Skin Sciences, Inc.
filed 2017-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer's common stock as of November 10, 2017 was 4,076,089 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,127	$3,928
Accounts receivable, net of allowance for doubtful accounts of $177 and $135, respectively	3,184	3,390
Inventories	3,533	2,817
Prepaid expenses and other current assets	209	617
Total current assets	10,053	10,752

Property and equipment, net	8,658	10,180
Intangible assets, net	12,302	13,412
Goodwill	8,803	8,803
Other assets	48	46
Total assets	$39,864	$43,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$34	$339
Current portion of long-term debt	1,936	1,714
Accounts payable	1,907	1,853
Other accrued liabilities	1,899	1,992
Deferred revenues	350	235
Total current liabilities	6,126	6,133

Long-term liabilities:
Long-term debt, net	8,842	9,752
Senior secured convertible debentures, net	-	12,028
Warrant liability	28	105
Deferred tax liability	539	359
Other liabilities	412	97
Total liabilities	15,947	28,474

Commitment and contingencies

Stockholders' equity:
Series B Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 2,928 and 6,000 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	-	1
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 40,482 and 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016,respectively	4	-
Common Stock, $.001 par value, 150,000,000 shares authorized; 2,477,743 and 2,166,898 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	251,594	225,289
Accumulated deficit	(227,686)	(210,575)
Accumulated other comprehensive income	2	2
Total stockholders' equity	23,917	14,719
Total liabilities and stockholders' equity	$39,864	$43,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF Operations and COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2017	2016

Revenues	$7,480	$7,767

Cost of revenues	3,276	3,070

Gross profit	4,204	4,697

Operating expenses:
Engineering and product development	411	382
Selling and marketing	2,687	2,840
General and administrative	1,678	1,880
	4,776	5,102

Operating loss before other income (expense), net	(572)	(405)

Other income (expense), net:
Interest expense, net	(1,343)	(1,175)
Change in fair value of warrant liability	81	132
Other income, net	-	3
Loss on extinguishment of debentures	(11,799)	-
	(13,061)	(1,040)

Loss before income taxes	(13,633)	(1,445)

Income tax expense	38	64

Net loss	$(13,671)	$(1,509)

Net loss per common share - basic and diluted	$(3.32)	$(0.71)

Shares used in computing net loss per basic and diluted common share	2,477,743	2,135,952

Net loss per Preferred C share - basic and diluted	$(1,235.43)	$-

Shares used in computing net loss per basic and diluted Preferred C share	4,400	-

Other comprehensive loss:
Foreign currency translation adjustments	-	$(1)

Comprehensive loss	$(13,671)	$(1,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF Operations and COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Revenues	$23,454	$23,126

Cost of revenues	9,182	9,631

Gross profit	14,272	13,495

Operating expenses:
Engineering and product development	1,309	1,541
Selling and marketing	8,914	10,073
General and administrative	4,999	5,882
	15,222	17,496

Operating loss before other income (expense), net	(950)	(4,001)

Other income (expense), net:
Interest expense, net	(4,264)	(3,571)
Change in fair value of warrant liability	77	5,316
Other income, net	6	(1)
Loss on extinguishment of debentures	(11,799)	-
	(15,980)	1,744

Loss before income taxes	(16,930)	(2,257)

Income tax expense	181	191

Net loss	$(17,111)	$(2,448)

Net loss per common share:
Basic	$(5.94)	$(1.16)
Diluted	$(5.94)	$(3.55)

Shares used in computing net loss per common share:
Basic	2,328,274	2,107,365
Diluted	2,328,274	2,189,543

Net loss per Preferred C share - basic and diluted	$(2,208.96)	$-

Shares used in computing net loss per basic and diluted Preferred C share	1,483	-

Other comprehensive income:
Foreign currency translation adjustments	-	$1

Comprehensive loss	$(17,111)	$(2,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock – Series B		Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2017	6,000	$1	-	$-	2,166,898	$2	$225,289	$(210,575)	$2	$14,719
Stock-based compensation	-	-	-	-	-	-	136	-	-	136
Conversion of senior secured convertible debentures	-	-	-	-	70,000	-	262	-	-	262
Conversion of convertible preferred stock	(3,072)	(1)	-	-	239,500	1	-	-	-	-
Issuance of common stock for fractional shares in reverse stock split	-	-	-	-	1,345	-	-	-	-	-
Issuance of convertible preferred stock in exchange for convertible debentures	-	-	40,482	4	-	-	25,906	-	-	25,910
Net loss for the nine months ended September 30, 2017	-	-	-	-	-	-	-	(17,111)	-	(17,111)
BALANCE, SEPTEMBER 30, 2017	2,928	$-	40,482	$4	2,477,743	$3	$251,594	$(227,686)	$2	$23,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(17,111)	$(2,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,811	4,844
Provision for doubtful accounts	58	91
Loss on disposal of property, plant and equipment	-	124
Gain on cancelation of distributor rights agreement	(40)	-
Intangible asset write-off	23	-
Stock-based compensation	136	401
Deferred tax provision	180	180
Amortization of debt discount	2,344	1,821
Amortization of deferred financing costs	171	145
Loss on extinguishment of debt	11,799	-
Change in fair value of warrant liability	(77)	(5,316)
Changes in operating assets and liabilities:
Accounts receivable	130	1,041
Inventories	(716)	899
Prepaid expenses and other assets	406	202
Accounts payable	71	(2,559)
Other accrued liabilities	(162)	(623)
Other liabilities	108	(40)
Deferred revenues	115	154
Net cash provided by (used in) operating activities	2,246	(1,084)

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(1,450)	(607)
Purchases of property and equipment, net	(321)	-
Payments on distributor rights liability	(115)	-
Acquisition costs, net of cash received	-	125
Restricted cash	-	15
Net cash used in investing activities	(1,886)	(467)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	1,500
Repayments of long-term debt	(857)	-
Payments on notes payable	(304)	(299)
Net cash (used in ) provided by financing activities	(1,161)	1,201

Effect of exchange rate changes on cash	-	4

Net decrease in cash and cash equivalents	(801)	(346)
Cash and cash equivalents, beginning of period	3,928	3,303

Cash and cash equivalents, end of period	$3,127	$2,957

Supplemental information:
Cash paid for interest	$1,934	$1,517

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$262	$248
Conversion of series A convertible preferred stock into common stock		$309
Recognition of warrants issued as debt discount	$-	$47
Reclassification of warrant liabilities to equity	$-	$1,541
Acquisition of distributor rights asset and license liability	$286	$-
Issuance of convertible preferred stock in exchange for convertible debentures	$25,910	$-

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
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000 and has since become a recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of the skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2017, there were 776 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, reimbursement support service and participation in the direct to patient marketing programs employed by the Company. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
Effective March 1, 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse USA ("Ellipse") through December 31, 2019. The agreement was to be renewed if certain minimum purchase requirements were achieved and an approximate $33 monthly license fee was paid, for a contractual total license fee of $1.1 million over the Initial Term. On October 26, 2017, by mutual agreement of the three parties involved in the transaction, the Company, Ellipse USA and the manufacturer Ellipse A/S, cancelled the agreement with Ellipse USA retroactively effective to August 9, 2017, and the Company entered into two new agreements. Under the new agreements the Company will have the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. If certain sales targets are met, the new agreement will automatically be extended for two additional years. Under the terms of the new agreements, the Company will be the exclusive US distributor of Ellipse lasers and will pay to Ellipse USA a monthly license fee of $10 through August 9, 2020, in addition to commissions for each system sold. The license fee amounts to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286. As a result of the termination of the old agreement and the signing of the new agreements the Company reversed the intangible asset and corresponding liability recorded on March 1, 2017 (which resulted in a $40 gain) and recorded the distribution rights at the present value of the payments under the new agreements. See Note 4, Intangibles, net, for additional information.
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
Liquidity
As of September 30, 2017, the Company had an accumulated deficit of $227,686 and had been incurring losses since inception as well as negative cash flows from operations until 2016. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
Management believes that its cash and cash equivalents as of September 30, 2017 combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, payments of the long-term debt as they become due and other liquidity requirements associated with its existing operations through the next twelve months following the filing of this Form 10-Q.

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
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholders' equity, for the periods presented in accordance with GAAP. The consolidated balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"), and other forms filed with the SEC from time to time.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's financial statements.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2016 Form 10-K, and there have been no changes to the Company's significant accounting policies during the three and nine months ended September 30, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2017, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the estimated useful lives of intangible assets and property and equipment, (3) the inputs used in determining the fair value of equity-based awards, (4) the valuation allowance related to deferred tax assets and (5) the fair value of financial instruments, including derivative instruments.

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

•
Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company's recurring fair value measurements at September 30, 2017 and December 31, 2016 are as follows:
	Fair Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$28	$-	$-	$28

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 8)	$105	$-	$-	$105
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the fair value of the Company's common stock as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to approximate their fair value due to the short-term nature of these instruments. The Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt was $10,778 as of September 30, 2017. As of December 31, 2016 the fair value of long-term debt and convertible debentures was $20,082.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Several of the warrants outstanding as of September 30, 2017 and 2016 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and other warrants as of September 30, 2016 contained full ratchet provisions that reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the current price of the warrants. Therefore these warrants are, or were, classified as derivatives. These warrants have been recorded at their fair value using a binomial option pricing model and will be recorded at their respective fair value at each subsequent balance sheet date. See Note 8, Warrants, for additional discussion.
Earnings Per Share
The Company calculates net income (loss) per share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted earnings per share ("EPS") gives effect to dilutive options, warrants and other potential common shares outstanding during the period.
The Company's Series C Preferred Shares are subordinate to all other securities at the same subordination level as common stock and they participate in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Preferred Shares meet the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The net loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.
The following table presents the calculation of basic and diluted net loss per share by each class of security for the three and nine months ended September 30, 2017:
	For the Three Months ended September 30, 2017		For the Three Months ended September 30, 2017
	Common stock	Series C Preferred stock	Common stock	Series C Preferred stock

Net loss	$(8,235)	$(5,436)	$(13,835)	$(3,276)

Weighted average number of shares outstanding during the period	2,477,743	4,400	2,328,274	1,483

Basic and Diluted net loss per share	$(3.32)	$(1,235.43)	$(5.94)	$(2,208.96)
For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive. The gain on the change in fair value of the warrant liability was considered when calculating the diluted earnings per share and was deemed to be antidilutive.
For the nine months ended September 30, 2016 diluted earnings per common share is computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the nine months ended September 30, 2016:
Nine Months Ended September 30, 2016

Net loss	$(2,448)
Gain on the change in fair value of the warrant liability	(5,316)
Diluted earnings	$(7,764)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	2,107,365
Effect of warrants	82,178
Diluted number of common and common stock equivalent shares outstanding	2,189,543

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The weighted average of potential common stock equivalents outstanding during the three and nine months ended September 30, 2017 and 2016 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock equivalents of convertible debentures	7,546,299	8,541,577	8,191,777	8,561,343
Common stock purchase warrants	2,406,625	2,656,816	2,406,625	2,724,584
Common stock equivalents of convertible Preferred B stock	228,336	493,782	343,261	502,661
Common stock options	855,389	600,914	873,554	563,155
Total	11,036,649	12,293,089	11,815,217	12,351,743
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. Under the new guidance, all excess tax benefits and tax deficiencies are recorded to income tax expense in the income statement. The new guidance also changes the classification of excess tax benefits in the cash flow statement and impacts the diluted earnings per share calculation. Additionally, the new guidance permits to elect to account for forfeitures as they occur. The Company has made this election upon the adoption of this standard. The guidance became effective for interim and annual periods beginning after December 15, 2016, and early adoption was permitted. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In July 2015, The FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: 1. retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. using the modified retrospective method with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017. The ASU may change our accounting for the revenues from recurring procedures based upon the determination of when the Company has transferred control of the services. The potential impact of that change could increase or decrease our revenues in any given period and will depend, among others, on the estimated unused treatments as of the end of any reporting period. We are still evaluating the ASU for its potential impact on our consolidated financial statements. We currently plan to adopt the ASU using the "modified retrospective" approach, which requires the cumulative effect of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of the January 1, 2018 adoption date.
Note 2
Inventories:
	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$2,448	$2,440
Finished goods	1,085	377
Total inventories	$3,533	$2,817
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 3
Property and Equipment, net:
	September 30, 2017	December 31, 2016
	(unaudited)
Lasers placed-in-service	$18,018	$16,712
Equipment, computer hardware and software	468	160
Furniture and fixtures	118	111
Leasehold improvements	31	25
	18,635	17,008
Accumulated depreciation and amortization	(9,977)	(6,828)
Property and equipment, net	$8,658	$10,180
Depreciation and related amortization expense was $3,292 and $3,482 for the nine months ended September 30, 2017 and 2016, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 4
Intangibles, net:
Set forth below is a detailed listing of definite-lived intangible assets:
	September 30, 2017	December 31, 2016
	(unaudited)
Core technology	$5,700	$5,974
Product technology	2,000	2,000
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	286	-
	16,386	16,374
Accumulated amortization	(4,084)	(2,962)
Patents and licensed technologies, net	$12,302	$13,412
Related amortization expense was $1,519 and $1,362 for the nine months ended September 30, 2017 and 2016, respectively. During the three and nine months ended September 30, 2017, the Company wrote off core technology of $274 and accumulated amortization of $251 related to the discontinuance of the MELAfind product. The value written off of $23 was recorded in cost of revenues.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Remaining 2017	$476
2018	1,905
2019	1,905
2020	1,670
2021	1,410
Thereafter	4,936
Total	$12,302
As discussed in Note 1, effective January 1, 2017 the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set is not a business. The Company has determined that its transaction with Ellipse in the first quarter of 2017 is considered to be an acquisition of a single asset, therefore, the acquisition is not considered to be an acquisition of a business. The distribution rights asset had been assigned a value of $900 which was comprised of the present value of the license fee payments. Effective August 2017 the transaction was terminated and a new agreement was negotiated among the parties. See Note 1 for further details regarding these agreements. As a result of the termination of the old agreement and the signing of the new agreements the Company reversed the intangible asset and corresponding liability recorded on March 1, 2017 and recorded the distribution rights at the present value of the payments under the new agreements, amounting to $286. The reversal of the aforementioned intangible asset and corresponding liability resulted in a $40 gain, recognized in sales and marketing expense.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 5
Other Accrued Liabilities:
	September 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current	$98	$102
Accrued compensation, including commissions and vacation	861	1,177
Accrued sales and other taxes	520	439
Distributor rights liability, current	82	-
Accrued professional fees and other accrued liabilities	338	274
Total other accrued liabilities	$1,899	$1,992
Note 6
Convertible Debentures:
In the following table is a summary of the Company's convertible debentures.
December 31, 2016

Senior secured 2.25% convertible debentures, net of unamortized debt discount of $24,314; and deferred financing costs of $524	$7,174
Senior secured 4% convertible debentures, net of unamortized debt discount of $3,469; and deferred financing costs of $392	4,854
Total convertible debt	$12,028
The total outstanding convertible debentures was exchanged for convertible Preferred C stock on September 20, 2017, thus there was no remaining outstanding balance as of September 30, 2017.
The Company issued $32,500 aggregate principal amount of Debentures (the "June 2015 Debentures") that, subject to certain ownership limitations and stockholder approval conditions, was convertible into 8,666,668 shares of Company common stock at an initial conversion price of $3.75 per share. The Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance, June 22, 2020.
The June 2015 Debentures included a beneficial conversion feature valued at $27,300 that was recorded as a discount to the debentures. On the date of issuance the beneficial conversion feature value was calculated as the difference resulting from subtracting the conversion price of $3.75 from $6.90, the opening market value of the Company's common stock following the announcement of the transaction, multiplied by the number of common shares into which the June 2015 Debentures were convertible. This discount was being amortized over the five year life of the June 2015 Debentures using the effective interest method. The embedded conversion feature contained an anti-dilution provision that allowed for downward exercise price adjustments in certain situations. The embedded conversion feature was not bifurcated as it did not meet all of the elements of a derivative.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 1,239,769 shares of common stock, $0.001 par value per share, at an exercise price of $12.25 per share expiring in July 2019. The July 2014 Debentures were bearing interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures were convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share. The Company's obligations under the July 2014 Debentures was secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 8, Warrants) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).
For financial reporting purposes, out of the $15,000 funded by the Investors on July 21, 2014 $5,296 was allocated first to the Warrants issued, then $4,565 to the intrinsic value of the beneficial conversion feature on the July 2014 Debentures. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491, resulting in an initial carrying value of the Debentures of $4,647. The initial debt discount on the July 2014 Debentures totaled $10,353 and was being amortized using the effective interest method over the five year life of the July 2014 Debentures.
During the nine months ended September 30, 2017, the investors converted debentures amounting to $262 into 70,000 shares of common stock for the June 2015 note. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $197 for the nine months ended September 30, 2017.
As a condition of the new note facility (See Note 7, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021 and treated as a modification.
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The elimination of the senior secured debt will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principle was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. As there was no intrinsic value for the conversion feature on the date of extinguishment, none of the proceeds were allocated to the extinguishment of the beneficial conversion feature. As such, the difference between the fair value of the convertible preferred stock issued (determined based on the market value of the underlying common stock) and the net carrying value of the convertible debentures (adjusted for unamortized premium discount), of $11,799 was recognized as a loss on extinguishment of debentures.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into 372 shares of common stock (at a conversion price equal to $2.69) for a total of approximately 15,049,000 shares of common stock.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Long-term Debt:
	September 30, 2017	December 31, 2016
	(unaudited)
Term note, net of debt discount of $177 and $258, respectively; and deferred financing cost of $188 and $276, respectively	$10,778	$11,466
Less: current portion	(1,936)	(1,714)
Total long-term debt	$8,842	$9,752
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. The Company is in compliance with these covenants as of September 30, 2017. On November 10, 2017, the minimum net revenue covenant was amended prospectively. Additionally on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there is no principal payments due. Interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5% (9.49% as of September 30, 2017).  As of September 30, 2017 the net balance of long-term debt is $8,842.
The following table summarizes the future payments that the Company expects to make for the long-term debt for the future periods:
Remaining in 2017	$572
2018	2,387
2019	4,092
2020	4,092
$11,143

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 8
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company and warrants that have provisions that protect holders from a decline in the issue price of its common stock (or "down-round" provisions) as liabilities instead of equity. Warrants with "downround" provisions did not exist as of or during the nine months ended September 30, 2017 or as of December 31, 2016.
The Company recognizes these liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016 is as follows:
	September 30, 2017	December 31, 2016

Number of shares underlying the warrants	403,090	403,090
Stock price	$1.77	$2.20
Volatility	48.00%	47.00%
Risk-free interest rate	1.31 – 1.45%	1.22%
Expected dividend yield	0%	0%
Expected warrant life	1.37 – 1.60 years	2.12 – 2.35 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine month periods ended September 30, 2017 and 2016, for all financial liabilities categorized as Level 3 as of September 30, 2017 and September 30, 2016, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2016	Decrease in Fair Value	September 30, 2017

10/31/2013	$39	$(28)	$11
2/5/2014	66	(49)	17

Total	$105	$(77)	$28

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	September 30, 2016

10/31/2013	$379	$(312)	$-	$67
2/5/2014	715	(597)	-	118
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,316)	$(1,541)	$185
Number of Warrants Subject to Remeasurement:
Issuance Date	September 30, 2017

10/31/2013	137,143
2/5/2014	265,947

Total	403,090
Note 9
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants consist at September 30, 2017 of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	13,865	$55.90
10/31/2013	4/30/2019	137,143	$3.75
2/5/2014	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,406,625
Note 10
Stock-based compensation:
At September 30, 2017, the Company had 855,389 options outstanding with a weighted-average exercise price of $4.93 and a weighted average remaining contractual life of 8.5 years. 401,077 options are vested and exercisable.
Stock-based compensation expense, primarily included in general and administration, for the three and nine months ended September 30, 2017 was $63 and $136, respectively. For the three and nine months ended September 30, 2016 stock-based compensation was $116 and $401, respectively. As of September 30, 2017 there was $211 in unrecognized compensation expense, which will be recognized over a weighted average period of 2.75 years.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 11
Income taxes:
The Company accounts for income taxes using the asset and liability method for deferred income taxes. The provision for income taxes includes deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Income tax expense of $38 and $181 for the three and nine months ended September 30, 2017 and $64 and $191 for the three and nine months ended September 30, 2016, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended September 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,720	$1,751	$9	$7,480
Costs of revenues	2,084	967	225	3,276
Gross profit	3,636	784	(216)	4,204
Gross profit %	63.6%	44.8%	(2400.0%)	56.2%

Allocated operating expenses:
Engineering and product development	348	63	-	411
Selling and marketing expenses	2,238	449	-	2,687

Unallocated operating expenses	-	-	-	1,678
	2,586	512	-	4,776
Income (loss) from operations	1,050	272	(216)	(572)

Interest expense, net	-	-	-	(1,343)
Change in fair value of warrant liability	-	-	-	81
Loss on extinguishment of debt	-	-	-	(11,799)

Income (loss) before income taxes	$1,050	$272	$(216)	$(13,633)

Three Months Ended September 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$6,205	$1,550	$12	$7,767
Costs of revenues	2,162	877	31	3,070
Gross profit	4,043	673	(19)	4,697
Gross profit %	65.2%	43.4%	(158.3%)	60.5%

Allocated operating expenses:
Engineering and product development	343	31	8	382
Selling and marketing expenses	2,767	57	16	2,840

Unallocated operating expenses	-	-	-	1,880
	3,110	88	24	5,102
Income (loss) from operations	933	585	(43)	(405)

Interest expense, net	-	-	-	(1,175)
Change in fair value of warrant liability	-	-	-	132
Other income (expense), net	-	-	-	3

Income (loss) before income taxes	$933	$585	$(43)	$(1,445)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Nine Months Ended September 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$17,653	$5,784	$17	$23,454
Costs of revenues	5,969	2,988	225	9,182
Gross profit	11,684	2,796	(208)	14,272
Gross profit %	66.2%	48.3%	(1223.5%)	60.9%

Allocated operating expenses:
Engineering and product development	1,104	204	1	1,309
Selling and marketing expenses	7,747	1,167	-	8,914

Unallocated operating expenses	-	-	-	4,999
	8,851	1,371	1	15,222
Income (loss) from operations	2,833	1,425	(209)	(950)

Interest expense, net	-	-	-	(4,264)
Change in fair value of warrant liability	-	-	-	77
Extinguishment of debt	-	-	-	(11,799)
Other income (expense), net	-	-	-	6

Income (loss) before income taxes	$2,833	$1,425	$(209)	$(16,930)

Nine Months Ended September 30, 2016 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$17,826	$5,174	$126	$23,126
Costs of revenues	6,723	2,641	267	9,631
Gross profit	11,103	2,533	(141)	13,495
Gross profit %	62.3%	49.0%	(111.9%)	58.4%

Allocated operating expenses:
Engineering and product development	977	147	417	1,541
Selling and marketing expenses	9,626	261	186	10,073

Unallocated operating expenses	-	-	-	5,882
	10,603	408	603	17,496
Income (loss) from operations	500	2,125	(744)	(4,001)

Interest expense, net	-	-	-	(3,571)
Change in fair value of warrant liability	-	-	-	5,316
Other income (expense), net	-	-	-	(1)

Income (loss) before income taxes	$500	$2,125	$(744)	$(2,257)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For the three and nine months ended September 30, 2017 and 2016 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$6,337	$6,287	$19,612	$18,444
Foreign	1,143	1,480	3,842	4,682
	$7,480	$7,767	$23,454	$23,126
Long-lived assets were 100% located in domestic markets as of September 30, 2017 and December 31, 2016.
Note 13
Significant Customer Concentration:
For the three months ended September 30, 2017, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,148, or 15.3%, of total revenues for such period. For the nine months ended September 30, 2017, revenues from sales to the Company's international master distributor were $3,861, or 16.5%, of total revenues for such period. At September 30, 2017, the accounts receivable balance from GlobalMed Technologies was $418, or 13.1%, of total net accounts receivable. For the three months ended September 30, 2016, revenues from sales to the Company's international master distributor were $1,457, or 18.8%, of total revenues for such period. For the nine months ended September 30, 2016, revenues from sales to the Company's international master distributor were $4,604, or 19.9%, of total revenues for such period. No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2017 and 2016. No other customer represented more than 10% of total accounts receivable as of September 30, 2017.
Note 14
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million shares of common stock, having an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance. Refer to Note 6 for additional information on the terms of the Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The elimination of the senior secured debt will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principle was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. As there was no intrinsic value for the conversion feature on the date of extinguishment, none of the proceeds were allocated to the extinguishment of the beneficial conversion feature. As such, the difference between the fair value of the convertible preferred stock issued (determined based on the market value of the underlying common stock) and the net carrying value of the convertible debentures (adjusted for unamortized premium discount), of $11,799 was recognized as a loss on extinguishment of debentures.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 common stock.
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The consultant will make himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and will report to the Board of Directors quarterly and otherwise when requested by the Board. The agreements had been extended through June 30, 2017. The directors were each to be paid an up-front fee of $40 for advice and services rendered prior to the date of the agreement, including advice related to the acquisition of the XTRAC and VTRAC assets and the structuring of the financing for that acquisition, a retainer of $10 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of their respective agreements, and reimbursement of pre-approved, out-of-pocket expenses. The term of the agreement with Mr. O'Donnell has been further extended through December 31, 2017. Mr. Navarro's agreement expired per its terms on June 30, 2017 and no extensions or renewals of the agreement were entered into.
During the current quarter, Modevity LLC ("Modevity"), the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet and allowing its users to collaborate securely from any mobile or desktop device, has provided certain consulting services to the Company advising on the development of our digital media and marketing initiatives, including providing assistance in our first limited test of targeted advertising using Facebook. Our Board member, James Coyne, has been the Chief Executive Officer of Modevity since helping to found the company in April 2004.  To date, Modevity has provided this assistance without charge to the Company. Should the Company continue to utilize Modevity's services, we expect to be charged at market rates for such assistance. Independent of these services provided by Modevity, the Company has received a proposal from and is in discussions with Olympic Media, a company founded by Ryan Coyne, the son of James Coyne, to create and execute a focused tactical plan to leverage new and existing digital assets across social and digital platforms to drive psoriasis and vitiligo sufferers to the Company's website and call center for conversion to new patient appointments. As of the date hereof, no agreement has been reached with Olympic Media and no services have been provided by Olympic Media.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 15
Commitments and Contingencies:
Leases
The Company has entered into various non-cancelable operating lease agreements for real property and three minor operating leases for personal property. These arrangements expire at various dates through 2019. As of September 30, 2017, aggregate annual minimum payments due under the Company's lease obligations are as follows:
Year,
2017 (remaining three months)	$113
2018	429
2019	160
Total	$702

Note 16
Subsequent Events:
During October 2017, investors converted Series C Preferred Stock amounting to $4,299 into 1,598,346 shares of common stock.

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
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2017, there were 776 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, up from 760 at the end of September 30, 2016. Under the recurring revenue model, the XTRAC system is placed in a physician's office and revenue is recognized on a per procedure basis. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2016, over 351,000 XTRAC laser treatments were performed on approximately 22,000 patients in the United States.
In March 2017 we informed all of the users of the MelaFind System that all service efforts for the device would end on September 30, 2017, we have now fully discontinued our efforts to develop and commercialize MelaFind. This activity is included in the Dermatology Imaging segment. MelaFind is a non-invasive, point-of-care (i.e., in the doctor's office) instrument designed to aid in the dermatologists' decision to biopsy pigmented skin lesions, particularly melanoma. We have been unsuccessful in commercializing the MelaFind product in a way that would bring financial benefit to our shareholders. In March 2017, we sent a notice to the 90 owners of MelaFind devices informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-serve basis.

Effective March 1, 2017, we entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse USA ("Ellipse") through December 31, 2019. The agreement was to be renewed if certain minimum purchase requirements were achieved and an approximate $33 monthly license fee was paid, for a contractual total license fee of $1.1 million over the Initial Term. On October 26, 2017, by mutual agreement of the three parties involved in the transaction, the Company, Ellipse USA and the manufacturer Ellipse A/S, cancelled the agreement with Ellipse USA retroactively effective to August 9, 2017, and we entered into two new agreements. Under the new agreements we will have the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. If certain sales targets are met, the new agreement will automatically be extended for two additional years. Under the terms of the new agreements, we will be the exclusive distributor of Ellipse lasers and will pay to Ellipse USA a monthly license fee of $10 through August 9, 2020, in addition to commissions for each system sold. The license fee amounts to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286. As a result of the termination of the old agreement and the signing of the new agreements we reversed the intangible asset and corresponding liability recorded on March 1, 2017 (which resulted in a $40 gain) and recorded the distribution rights at the present value of the payments under the new agreements.
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
•
Nordlys System. Nordlys has 16 indications cleared by FDA and has the ability to use a multitude of light based technologies all in on compact platform–SWT (Selective Waveband Technology: the latest evolution and advancement of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology.

•
STRATAPEN™. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas, and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Sales and Marketing
As of September 30, 2017, our sales and marketing personnel consisted of 54 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
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

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2017. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016, as filed with the SEC with our Annual Report on Form 10-K filed on March 13, 2017.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Dermatology Recurring Procedures	$5,720	$6,205	$17,653	$17,826
Dermatology Procedures Equipment	1,751	1,550	5,784	5,174
Dermatology Imaging	9	12	17	126

Total Revenues	$7,480	$7,767	$23,454	$23,126
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended September 30, 2017 was $5,720, which approximates 82,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the three months ended September 30, 2016 of $6,205, which approximates 89,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the nine months ended September 30, 2017 was $17,653, which approximates 252,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the nine months ended September 30, 2016 of $17,826, which approximates 244,000 treatments, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio and through our use of social media such as FaceBook. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. During the three months ended September 30, 2017, we began to build a larger digital media presence while reducing our expenditures in both television and radio. During this quarter we had no direct to patient media which resulted in a decline in revenues, but we are ramping up new digital marketing strategies in the fourth quarter to stimulate patient referrals and related revenues.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2017 and 2016, we deferred net revenues of $200 and $213, respectively, under this approach.

Dermatology Procedures Equipment
For the three months ended September 30, 2017 dermatology equipment revenues were $1,751. Internationally, we sold 16 systems for the three months ended September 30, 2017, (5 XTRAC and 11 VTRAC). Domestically, we sold six XTRAC systems for the three months ended September 30, 2017. For the three months ended September 30, 2016 dermatology equipment revenues were $1,550. Internationally, we sold 19 systems for the three months ended September 30, 2016, (9 XTRAC and 10 VTRAC).
For the nine months ended September 30, 2017 dermatology equipment revenues were $5,784. Internationally, we sold 46 systems for the nine months ended September 30, 2017, (31 XTRAC and 19 VTRAC). Domestically, we sold 17 XTRAC systems for the nine months ended September 30, 2017. For the nine months ended September 30, 2016 dermatology equipment revenues were $5,174. Internationally, we sold 65 systems for the nine months ended September 30, 2016, (39 XTRAC and 26 VTRAC).
Additionally, included in the three and nine months ended September 30, 2017 was $118 and $509 respectively in revenues for one and three Nordlys units and accessories, respectively. There were no such revenues in the comparable prior year periods.
Dermatology Imaging
For the three months ended September 30, 2017 and 2016, imaging revenues were $9 and $12, respectively. For the nine months ended September 30, 2017 and 2016, imaging revenues were $17 and $126, respectively. We have discontinued our efforts to develop the MelaFind System and have discontinued our efforts to develop and commercialize it. We no longer have the resources to continue to support the device. In announcing our discontinuation of support for the device we offered MelaFind users the opportunity to purchase our inventory of spare parts. Imaging revenues for the current period include those sales.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Dermatology Recurring Procedures	$2,084	$2,326	$5,969	$6,723
Dermatology Procedures Equipment	967	607	2,988	2,641
Dermatology Imaging	-	109	225	267

Total Cost of Revenues	$3,276	$3,042	$9,182	$9,631
Gross Profit Analysis
Gross profit decreased to $4,204 for the three months ended September 30, 2017 from $4,697 during the same period in 2016. As a percentage of revenues, the gross margin was 56.2% for the three months ended September 30, 2017 and 60.5% during the same period in 2016. Gross profit increased to $14,272 for the nine months ended September 30, 2017 from $13,495 during the same period in 2016. As a percentage of revenues, the gross margin was 60.9% for the nine months ended September 30, 2017 and 58.4% during the same period in 2016.

The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$7,480	$7,767	$23,453	$23,126
Percent (decrease) increase	(3.7%)		1.4%
Cost of revenues	3,276	3,070	9,182	9,631
Percent increase (decrease)	6.7%		(4.7%)
Gross profit	$4,204	$4,697	$14,271	$13,495
Gross margin percentage	56.2%	60.5%	60.9%	58.4%

Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,720	$6,205	$17,653	$17,826
Percent decrease	(7.8%)		(1.0%)
Cost of revenues	2,084	2,162	5,969	6,723
Percent decrease	(3.6%)		(11.2%)
Gross profit	$3,636	$4,043	11,684	$11,103
Gross margin percentage	63.6%	65.2%	66.2%	62.3%
The primary reason for the change in gross profit for the three months ended September 30, 2017, compared to the same period in 2016, was due to a decline in media presence, which resulted in a decline in treatments, but we are ramping up new digital marketing strategies in the fourth quarter to stimulate patient referrals and related revenues. The primary reason for the change in gross profit for the nine months ended September 30, 2017, compared to the same period in 2016, was due to technical improvements in the product which reduced gas consumption and service repairs for the nine months ended September 30, 2017. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases in those treatments have an impact on gross margin.

Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$1,751	$1,550	$5,784	$5,174
Percent increase	13.0%		11.8%
Cost of revenues	967	877	2,988	2,641
Percent increase	10.3%		13.1%
Gross profit	$784	$673	$2,796	$2,533
Gross margin percentage	44.8%	43.4%	48.3%	49.0%
The primary reason for the change in gross profit for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was product mix. The gross margin change is affected by the mix of products sold as XTRAC systems have a lower gross margin than parts. Additionally, domestic XTRAC system sales and Nordlys system sales have a greater gross margin than international sales.

Dermatology Imaging
The primary reason for the change in gross profit for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was the fact that we have discontinued our efforts to develop the MelaFind System and are in the process of discontinuing our efforts to develop and commercialize it. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-serve basis. For the three months ended September 30, 2017, we recorded a $216 reserve for obsolescence related to the inventory for the MelaFind product
Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2017 increased to $410 from $382 for the three months ended September 30, 2016. Engineering and product development expenses for the nine months ended September 30, 2017 decreased to $1,308 from $1,541 for the nine months ended September 30, 2016. The decreases were due to having ended the ongoing research and development efforts for the MelaFind technology on product enhancements during the nine months ended September 30, 2016.
Selling and Marketing Expenses
For the three months ended September 30, 2017, selling and marketing expenses decreased to $2,687 from $2,840 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, selling and marketing expenses decreased to $8,914 from $10,073 for the nine months ended September 30, 2016. The decreases were related to the planned reduction of expense in TV and radio media as we transition over to more of an internet and social media campaign.
General and Administrative Expenses
For the three months ended September 30, 2017, general and administrative expenses decreased to $1,678 from $1,880 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, general and administrative expenses decreased to $4,999 from $5,882 for the nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017 was primarily due to:
•	A decrease of approximately $535 for the nine months ended September 30, 2017, respectively, due to the closing of the Irvington, NY facility in May 2016.
•	A decrease $266 in stock compensation from the nine months ended September 30, 2017 from the same periods in 2016.
Interest Expense, Net
Interest expense for the three months ended September 30, 2017 was $1,343 compared to $1,175 in the three months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 was $4,265 compared to $3,571 in the nine months ended September 30, 2016. Interest expense during all periods relate to the 4% senior convertible debentures issued in July 2014 and the 2.25% senior convertible debentures issued on June 22, 2015, which include amortization of the related debt discount and deferred financing fees, which are amortized using the effective interest method. The periods also include interest expense related to the term debt issued in December 2015. Additionally, approximately $197 of interest expense was recognized as a result of the conversion of $262 of debentures into common stock during the nine months ended September 30, 2017. Additionally, approximately $203 of interest expense was recognized as a result of the conversion of $248 of debentures into common stock during the nine months ended September 30, 2016.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of September 30, 2017, and recorded $81 and $77 in other income for the three and nine months ended September 30, 2017, respectively. We measured the fair value of these warrants as of September 30, 2016, and recorded $132 and $5,316 in other income for the three and nine months ended September 30, 2016, respectively.

Loss on extinguishment of debentures
Loss on extinguishment of debentures of $11,799 for the three and nine months ended September 30, 2017, represents the loss recognized as a result of the exchange of the 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and the 4% Senior Secured Convertible Debentures due July 30, 2021 for 40,482 shares of Series C Convertible Preferred Stock. For more information, see Note 6 to the accompanying consolidated financial statements.
Income Taxes
Income tax expense for the three months ended September 30, 2017 was $38 compared to $64 for the three months ended September, 30 2016. Income tax expense for the nine months ended September 30, 2017 was $180 compared to $191 for the nine months ended September, 2016. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Net Loss
The factors described above resulted in net loss of $13,061 during the three months ended September 30, 2017, as compared to net loss of $1,509 during the three months ended September 30, 2016. The factors described above resulted in net loss of $17,110 during the nine months ended September 30, 2017, as compared to net loss of $2,448 during the nine months ended September 30, 2016.
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
	For the Three Months Ended September 30,
	2017	2016	Change

Net loss	$(13,671)	$(1,509)	$(12,162)

Adjustments:
Income taxes	38	64	(26)
Depreciation and amortization *	1,602	1,521	81
Interest expense, net	564	537	27
Non-cash interest expense	779	638	141

Non-GAAP EBITDA	(10,688)	1,251	(11,939)

Stock-based compensation expense	63	116	(53)
Change in fair value of warrants	(81)	(132)	51
Loss on extinguishment of debentures	11,799	-	11,799

Non-GAAP adjusted EBITDA	$1,093	$1,235	$(142)

* Includes depreciation on lasers placed-in-service of $1,078 and $1,040 for the three months ended September 30, 2017 and 2016, respectively.

	For the Nine Months Ended September 30,
	2017	2016	Change

Net loss	$(17,111)	$(2,448)	$(14,663)

Adjustments:
Income taxes	181	191	(10)
Depreciation and amortization *	4,811	4,844	(33)
Interest expense, net	1,752	1,604	148
Non-cash interest expense	2,512	1,967	545

Non-GAAP EBITDA	(7,855)	6,158	(14,013)

Stock-based compensation expense	136	401	(265)
Change in fair value of warrants	(77)	(5,316)	5,239
Loss on extinguishment of debt	11,799	-	11,799

Non-GAAP adjusted EBITDA	$4,003	$1,243	$2,760

* Includes depreciation on lasers placed-in-service of $3,229 and $3,329 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources
As of September 30, 2017 we had $3,927 of working capital compared to $4,619 as of December 31, 2016. Cash and cash equivalents were $3,127 as of September 30, 2017, as compared to $3,928 as of December 31, 2016.
In June 2015, we raised additional gross proceeds of approximately $42,500 through the issuance of $32,500 of 2.25% senior secured convertible debentures due June 2020, $10,000 of Senior secured notes and warrants to purchase common stock. The debentures were convertible at any time into an aggregate of approximately 8.7 million shares of our common stock at a price of $3.75 per share. Our obligations under the debentures were secured by a subordinated first priority lien on all of our assets.
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
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The elimination of the senior secured debt will also eliminate the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principle was exchanged for 40,482 shares of Series C Preferred Stock.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares have no voting rights. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,099,000 shares of common stock.
Since inception, we have experienced recurring losses and, until 2016, negative cash flows from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of September 30, 2017 combined with the anticipated revenues from the sale of our products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next twelve months following the filing of this Form 10-Q.
Net cash and cash equivalents provided by operating activities was $2,246 for the nine months ended September 30, 2017 compared to cash used in operating activities of $1,084 for the nine months ended September 30, 2016. The increase in operating cash flows is primarily attributed to overall reduction of operating expenses of approximately $2,723 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Net cash and cash equivalents used in investing activities was $1,886 for the nine months ended September 30, 2017 compared to cash used in investing activities of $467 for the nine months ended September 30, 2016. The primary reason for the change was the increased investment in lasers placed in service during the 2017 period.
Net cash and cash equivalents used in financing activities was $1,161 for the nine months ended September 30, 2017 compared to cash provided by financing activities of $1,201 for the nine months ended September30, 2016. In the nine months ended September 30, 2017, we had repayments on the term debt of $857. In the nine months ended September 30, 2016, we drew down $1,500 on a long-term debt facility.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2016 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At September 30, 2017, we had no off-balance sheet arrangements.
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
ITEM 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 13, 2017. There have been no material changes to these risks during the three and nine months ended September 30, 2017.
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

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017).
10.51
Second Amendment to Credit and Security Agreement dated as of November 10, 2017 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company. (Filed here within).

10.52	Amended and Restated Fee Letter Agreement dated as of November 10, 2017, by and between MidCap Financial Trust as Agent and the Company. (Filed here within).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date November 14, 2017	By:	/s/ Francis J. McCaney
Name Francis J. McCaney
Title President and Chief Executive Officer

Date November 14, 2017	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer