Form 10-K
period 2017-12-31
STRATA Skin Sciences, Inc.
filed 2018-04-02
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2017, was 2,477,743 shares. The aggregate market value of the common stock held by non-affiliates (2,171,133 shares), based on the closing market price ($2.43) of the common stock as of June 30, 2017 was $5,275,853.

As of March 22, 2018, the number of shares outstanding of our common stock was 4,379,425. The closing market price of our common stock as of March 22, 2018 was $1.28.

Documents Incorporated by Reference

None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation, (referred to in this Report as "we," "us," "our", "registrant" or "the Company") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:
•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market and/or competitive conditions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to obtain and maintain regulatory approvals of our products;
•	anticipated results of existing or future litigation; and
•	descriptions or assumptions underlying or related to any of the above items.

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

PART I
Item 1.          Business
Our Company
Overview
We are a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN® MicroSystems, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.

In June 2015 we completed the acquisition, the "Acquisition", of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc.  The purchase price was $42.5 million plus the assumption of certain business-related liabilities. Prior to the Acquisition the Company's only product was the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. The MelaFind® system was to be used when the dermatologist chose to obtain additional information before making a final decision to biopsy in order to rule out melanoma. MelaFind did not achieve a significant enough level of acceptance by dermatologists to justify the continued investment of our scarce resources. In March 2017, we sent a notice to the 90 owners of MelaFind devices in the United States informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-served basis. We have since discontinued all research and development; sales and support activity related to MelaFind. We continue to maintain the patent portfolio for the related intellectual property, as we believe these assets may have value to a potential developer of similar technology.
XTRAC® Systems and VTRAC Systems
The XTRAC excimer laser technology emits highly concentrated UV light to treat dermatological skin disorders. It received U.S. Food and Drug Administration ("FDA") clearance in 2000 and has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases. Psoriasis and vitiligo alone, affect up to 10.5 million people in the U.S. and 190 million people worldwide. VTRAC is a UV light lamp system that works in much the same way as the XTRAC. It received FDA clearance in August 2005 and CE mark approval in January 2006 and has been marketed exclusively in international markets.
Present in natural sunlight, ultraviolet B ("UVB") is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells thereby placing the disease into remission for a period of time. Studies have shown that the remission time can last 3 to 6 months or longer. In our XTRAC system, our targeted therapy approach delivers optimum amounts of UVB light directly to skin lesions, sparing healthy tissue. Many peer reviewed studies have proven that the XTRAC can clear psoriasis faster and produce longer remissions than other UVB modalities, resulting in fewer treatments to produce the desired result.
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
The XTRAC is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician's office for no upfront charge and generate our revenue on a per-use basis. We estimate that there are roughly 1,000 XTRAC lasers in use in the U.S., of which 753 systems were, as of December 31, 2017, included in the recurring revenue model. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. In markets outside the U.S., the XTRAC laser is marketed primarily as a capital sale through a master international distributor to distributors in twenty-five countries. The VTRAC is marketed exclusively in international markets through the same master international distributor.
Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis area and severity scores in as few as 6 to 10 treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that XTRAC has an 89% efficacy rate and produces only minimal side effects. In support of its clinical effect, the XTRAC Excimer Lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The products have also been endorsed by the National Psoriasis Foundation, and their use for psoriasis is covered by nearly all major insurance companies, including Medicare.
XTRAC is a reimbursable procedure for psoriasis under three Current Procedural Terminology ("CPT") codes. There are three applicable CPT codes that differ based on area of treatment only. Insurance Reimbursement to physicians varies based upon insurance company and geography. The national CPT code reimbursement established by the Center for Medicaid Services (CMS), which forms the basis for most insurance companies'

reimbursement levels, ranges for the three codes between $150 per treatment to $240 per treatment. (See "Third Party Reimbursement".)
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
In March 2017, we sent a notice to the 90 owners of MelaFind devices in the United States informing them that effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-served basis. We have since discontinued all research and development; sales and support activity related to MelaFind. We continue to maintain the patent portfolio for the related intellectual property, as we believe these assets may have value to a potential developer of similar technology.
The Nordlys System
In March 2017, the Company announced that it had become the US distributor for the Nordlys laser, a device representing the latest technology in non-ablative fractionated laser technology in the medical aesthetic field. This uniquely designed class of laser with patented Dual Mode Filtration is manufactured in Denmark by Ellipse Global A/S under the brand name Nordlys.  Nordlys utilizes the latest advancements in cosmetic and medical technology and offers a superior patient, provider and practice experience. There is no requirement for medications or needles, and little to no downtime.
The Nordlys systems have 24 indications cleared to date by the FDA and have the ability to use a multitude of light based technologies all in one compact platform –SWT (Selective Waveband Technology: the latest evolution and advancements of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology. Nordlys users include leading dermatologists, plastic surgeons and cosmetic physicians with over 6,000 placements worldwide.
The distribution agreement requires certain minimum purchase commitments, which the parties have been negotiating but have not finalized.
STRATAPEN
In January 2017 the Company entered into an OEM agreement with Esthetic Advisors, LLC to private label the STRATAPEN device. STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results. STRATAPEN offers the following differentiating technology and features:
•	Patent-pending Biolock™ Cartridge
•	Gamma ray treated and sealed in individual packages
•	Incorporates seven-step safety system to prevent fluids from entering the motor
•	Multiple nose cones to facilitate more efficient patient flow
•	Ability to be reprocessed in autoclave after use
•	Adjustable speed and depth during the course of treatment
•	Corded and cordless power options.

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
The dermatologic laser field is highly competitive. The Nordlys device competes against lasers manufactured by some of the world's leading aesthetic laser manufacturers such as Cutera, Cynosure, Candela, and Syneron-Candela.
STRATAPEN competes against a number of micro-needling devices, including those sold under the names DermaPen and Dr. Pen.
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
Research and Development Efforts
Our research and development team, including engineers, consists of approximately seven employees. We conduct research and development activities at our facility located in Carlsbad, California. Currently, our research and development efforts are focused on the application of our XTRAC system to the treatment of inflammatory skin disorders.
Intellectual Property
Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2017, 28 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. Of those issued, 10 U.S. patents and one German patent relate to the XTRAC and VTRAC product lines and eighteen U.S. patents, and several foreign patents related to various aspects of MelaFind technology. Because we have discontinued our sales efforts for MelaFind, as these MelaFind related patents come up for the payment of periodic maintenance fees, we will assess the need to continue to maintain their existence. We have not granted any significant licenses with respect to our intellectual property.
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
Regulations Relating to Products and Manufacturing
Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC Nordlys, and STRATAPEN devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

We are approved by the European Union to affix the CE Mark to our XTRAC laser and VTRAC lamp systems. This certification is a mandatory conformity mark for products placed on the market in the European Economic Area, which is evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE Mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.
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
As of March 22, 2018 the national rates were as follows:
•	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2016 national payment of approximately $158.27 per treatment;
•	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2016 national payment of approximately $174.42 per treatment; and
•	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2016 national payment of approximately $240.81 per treatment.
The national rates are adjusted by overhead factors applicable to each state.
Employees
As of December 31, 2017, we had 98 full-time employees, which consisted of one executive officer, 4 senior managers, 47 sales and marketing staff, 12 people engaged in manufacturing of lasers, 17 customer-field service personnel, 6 engaged in research and development and 11 finance and administration staff.
Financial Information about Geographic Areas
See Note 15 to the consolidated financial statements included elsewhere in this filing.
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
Since 1999, we have primarily financed our operations through the sale of our equity securities and have devoted substantially all of our resources to research, development and commercialization of MelaFind. Our net loss for the year ended December 31, 2017 was approximately $18.8 million, and as of December 31, 2017, we had an accumulated deficit of approximately $229.4 million. Our profitability has been negatively impacted by interest expense related to the June 2015 financing as well as the $11.8 million loss on the extinguishment of debentures in 2017. Our losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity. Since the closing of our acquisition of the XTRAC and VTRAC products in June 2015 we began to recognize revenues of those products, which we expect will provide sufficient cash flow to fund our current operations for the foreseeable future.
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
We have generated limited worldwide commercial distribution for our products. In the United States, our XTRAC systems are installed at physician offices at no upfront charge to the physician and we are paid on a per-usage method where we retain ownership of the system. We cannot assure you that our products and services will find sufficient acceptance in the marketplace under our sales strategies.
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
Our ability to market our products successfully, especially XTRAC treatments, depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations, whose patterns of reimbursement may change as a result of new standards for reimbursement determined by these third parties or because of the programs and policies enacted under the ACA. For the most part, aesthetic and cosmetic treatments for many of the approved usages of Nordlys and Stratapen are not covered by insurance and patients pay out of pocket for these treatments.
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
As of March 22, 2018, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.
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
There are significant risks involved in building and managing our sales and marketing force and marketing our products, including our ability:
•	to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market our products;
•	to adequately train our sales and marketing force in the use and benefits of all our products and services, thereby making them more effective promoters;
•	to manage our sales and marketing force and our ancillary channels (e.g., telesales) such that variable and semi-fixed expenses grow at a lesser rate than our revenues; and
•
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

We are not the manufacturer of some of our products and sell those products through contractual agreements.
Our STRATAPEN and Nordlys line of products are purchased by us and resold to end users under a license agreement (STRATAPEN) or a distribution agreement (Nordlys). In order to retain those lines, we need to achieve certain minimum sales. We cannot assure you that we will continue to achieve a level of sales required to maintain the rights to sell those products.
We are reliant on a limited number of suppliers for production of our products.
Production of our products requires specific component parts obtained from our suppliers. While we believe that we could find alternate suppliers, in the event that our current suppliers fail to meet our needs, a change in suppliers or any significant delay in our ability to have access to such resources could have a material adverse effect on our delivery schedules, business, operating results and financial condition. Moreover, in the event we can no longer utilize this supplier or acquire this resource and must identify a new supplier or substitute a different resource, such change may trigger an obligation for us to comply with additional FDA regulatory requirements including, but not limited to, pre-marketing authorization and Quality System Requirements ("QSR").
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
On March 13, 2017 we notified the FDA that, as of September 30, 2017, we will no longer service the MelaFind device. As the device is subject to both FDA requirements and requirements of certain foreign countries in which the device is still in use, we cannot assure you that a government agency may not make a demand that we either continue to provide support or recall devices still in use and thereby increase our costs and expenses.
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
•
the anti-kickback statute which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs, as modified by the ACA;

•	the physician self-referral prohibition, commonly referred to as the Stark Law;
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

•
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
In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations,

administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, our businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or PMA from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained a PMA for the MelaFind system to aid in the diagnosis of melanoma and 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business. We have ceased manufacturing and marketing MelaFind but must still maintain records for FDA and foreign regulatory purposes.
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
Medical devices regulated by the FDA are subject to "general controls" which include: registration with the FDA; listing commercially distributed products with the FDA; complying with good manufacturing practices under the quality system regulations; filing reports with the FDA and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining premarket notification 510(k) clearance for devices prior to marketing. Some devices known as "510(k)-exempt" can be marketed without prior marketing clearance or approval from the FDA. In addition to the "general controls," some Class II medical devices are also subject to "special controls," including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, some Class III devices are subject to PMA. In general, obtaining PMA to achieve marketing authorization from the FDA is a more onerous process than seeking 510(k) clearance.
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
The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management including standards for device recalls and product labeling. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of Warning Letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management's attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.
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
•
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

•
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

•
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

•
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
We are also subject to similar state requirements and licenses. Failure by us to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with our products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:
•	warning letters or untitled letters issued by the FDA;
•	fines, civil penalties, injunctions and criminal prosecution;
•	unanticipated expenditures to address or defend such actions;
•	delays in clearing or approving, or refusal to clear or approve, our products;
•	withdrawal or suspension of clearance or approval of our products by the FDA or other regulatory bodies;
•	product recall or seizure;
•	orders for physician or customer notification or device repair, replacement or refund;
•	interruption of production; and
•	operating restrictions.
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
Our capital and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next twelve months following the filing of this Form 10-K. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers in the U.S. plus domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that the Acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.
If we do not have enough capital to fund operations, then we will have to cut costs or raise funds.
If we are unable to raise additional funds, if necessary, under terms acceptable to us and in the interests of our stockholders, then we will have to take measures to cut operating costs or obtain funds using alternative methods, such as:
•	Sell or license some of our technologies that we would not otherwise sell or license if we were in a stronger financial position;
•	Sell or license some of our technologies under terms that are less favorable than they otherwise might have been if we were in a stronger financial position; and
•	Consider further business combination transactions with other companies or positioning ourselves to be acquired by another company.
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
If our actual liability for sales and use taxes is different from our accrued liability, it could have a material impact on our financial condition.
Included in accrued sales taxes and regulatory fees are certain estimated sales and use taxes and related penalties and interest to taxing authorities. We use estimates when accruing our sales and use tax liability, including interest and penalties.  All of our tax positions are subject to audit. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. If so, it may materially impact our financial condition, negatively if we underestimated our liability or positively if we overestimated our liability.
We may be subject to disruptions or failures in our information technology systems and network infrastructures, including through cyber-attacks or other third party breaches that could have a material adverse effect on our business.
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information.
  Further, data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication. Cyber-attacks could include the deployment of harmful malware and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. In addition, we do not have insurance coverage with respect to system failures or cyber-attacks.
While we have implemented a number of protective measures, including firewalls, antivirus, patches, data encryption, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. If our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our operations and financial results could suffer.
We have also outsourced significant elements of our information technology infrastructure and as a result we depend on third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by its employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to the December 30, 2015 Financing (the "Refinancing")
If we fail to abide by the terms and conditions of the Refinancing, the secured lenders have the right to proceed against our intellectual property and other assets pursuant to their first priority security interest.
On December 30, 2015, we entered into a $12.0 million credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed in the loan documents. We have drawn down the full $12.0 million available to us. Our obligations under the credit facility are secured by a first priority lien on all of our assets. Our commitments under the Agreement require that we maintain our listing on a nationally recognized stock exchange and that we meet certain rolling 12-month revenue milestones. We have amended the Agreement twice to lower the revenue milestones. Our failure to abide by our on-going obligations under the loan documents could result in the lender seizing our assets.
Risks Relating to Our Common Stock
As a result of a financing in June 2015 we incurred significant debt in the form of convertible preferred stock. In order to repay the underlying debt and help make our stock more liquid, we entered into an exchange agreement with holders of the debt and issued them a new class of preferred shares. These preferred shares present significant dilution risk for our shareholders.
On September 20, 2017, we announced the closing of an exchange transaction pursuant to the Securities Exchange Agreement (the "Exchange Agreement") dated as of June 7, 2017 between us and holders of our 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021 (collectively, the "Debentures"). In closing the exchange transaction under the Exchange Agreement, the holders of the Debentures exchanged the Debentures, having an aggregate principal amount of approximately $40.5 million, into 40,482 shares (the "Preferred Shares") of our newly created Series C Convertible Preferred Stock.  The Preferred Shares are convertible into a total of approximately 15,049,000 shares of our common stock.  Each Preferred Share has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69.   We included the Exchange Agreement as an exhibit to its Form 8-K current report, which was filed with the Securities and Exchange Commission (the "SEC") on June 7, 2017.  We relied upon the exemption from registration under the Securities Act of 1933 (the "1933 Act") afforded by Section 3(a)(9) of the 1933 Act, i.e., the exchange of the Debentures for the Preferred Shares in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. In connection with the closing under the Exchange Agreement, on September 20, 2017, we filed a Certificate of Designations with the Delaware Secretary of State setting forth the rights, preferences and privileges of the Company's Series C Convertible Preferred Stock.
If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.
The Sarbanes-Oxley Act of 2002 ("SOX"), as well as rules implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq Stock Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by these rules is expensive and may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming. Since 2008, we have retained a consultant experienced in SOX that assists us in the process of instituting changes to our internal procedures to satisfy the requirements of SOX. We have evaluated our internal control systems in order to allow us to report on our internal controls, as required by Section 404 of the SOX. See Item 9A included herein. As a small company with limited capital and human resources, we may need to divert management's time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

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
Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
•	failure of any of our products to achieve or continue to have commercial success;
•	the timing of regulatory approval for our future products;
•	adverse regulatory determinations with respect to our existing products;
•	results of our research and development efforts and our clinical trials;
•	the announcement of new products or product enhancements by us or our competitors;
•	regulatory developments in the U.S. and foreign countries;
•	our ability to manufacture our products to commercial standards;
•	developments concerning our clinical collaborators, suppliers or marketing partners;

•	changes in financial estimates or recommendations by securities analysts;
•	public concern over our products;
•	developments or disputes concerning patents or other intellectual property rights;
•	product liability claims and litigation against us or our competitors;
•	the departure of key personnel;
•	the strength of our balance sheet;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of third-party reimbursement in the U.S. and other countries;
•	changes in accounting principles or practices;
•	general economic, industry and market conditions; and
•	future sales of our common stock.
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
We lease 28,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on September 30, 2019. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.
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
As of March 22, 2018, we had 4,379,425 shares of common stock issued and outstanding. This did not include (i) options to purchase 865,722 shares of common stock, of which 542,905 were vested as of March 22, 2018, (ii) warrants to purchase up to 2,406,625 shares of common stock, all of which warrants were vested or (iii) 35,980 shares of Preferred C stock convertible into 13,375,636 shares of common stock.
Our common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SSKN." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:
	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$1.84	$1.14
Third Quarter	2.38	1.53
Second Quarter	3.97	2.33
First Quarter	3.15	2.25
Year Ended December 31, 2016:
Fourth Quarter	$3.05	$2.20
Third Quarter	3.70	2.50
Second Quarter	4.80	3.05
First Quarter	5.75	4.65
On March 22, 2018, the last reported sale price for our common stock on Nasdaq was $1.28 per share. As of March 22, 2018, we had approximately 25 stockholders of record, without giving effect to determining the number of stockholders who held shares in "street name" or other nominee accounts.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2017. See Notes 1 and 13 to the consolidated financial statements for additional discussion.
	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	865,722	$4.74	1,624,795

Equity compensation plans not approved by security holders	-	-	-

Total	865,722	$4.74	1,624,795
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
Introduction, Outlook and Overview of Business Operations
We are a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC ®  laser and VTRAC ®  excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN® MicroSystems, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2017, there were 753 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, down from 775 at the end of December 31, 2016. Under the recurring revenue model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2017, over 335,000 XTRAC laser treatments were performed on approximately 21,000 patients in the United States.
In March 2017 we informed all of the users of the MelaFind System that all service efforts for the device would end on September 30, 2017, we have now fully discontinued our efforts to develop and commercialize MelaFind. This activity is included in the Dermatology Imaging segment. MelaFind is a non-invasive, point-of-care (i.e., in the doctor's office) instrument designed to aid in the dermatologists' decision to biopsy pigmented skin lesions, particularly melanoma. We have been unsuccessful in commercializing the MelaFind product in a way that would bring financial benefit to our shareholders. In March 2017, we sent a notice to the 90 owners of MelaFind devices informing them that, effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-served basis.
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
Key Technology
•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.

•
Nordlys System. Nordlys has 16 indications cleared by FDA and has the ability to use a multitude of light based technologies all in one compact platform–SWT (Selective Waveband Technology: the latest evolution and advancement of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology.

•
STRATAPEN®. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas, and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Sales and Marketing
As of December 31, 2017, our sales and marketing personnel consisted of 47 full-time employees, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Reverse Stock Split
On April 6, 2017, we completed the reverse split of our common stock in the ratio of 1-for-5. Our common stock began trading at the market opening on April 7, 2017 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq Global Market, among other benefits. All data on common stock and equivalents was retroactively adjusted to be shown herein as reflective of this reverse stock split.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and goodwill, and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.
Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Revenue Recognition.  In the Dermatology Recurring Procedures Segment the Company has two types of arrangements for its phototherapy treatment equipment as follows: (i) the Company places its lasers in a physician's office at no charge to the physician, and generally charges the physician a fee for an agreed upon number of treatments; or (ii) the Company places its lasers in a physician's office and charges the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated as short term operating leases. While these are not contractually operating leases these are viewed as operating leases for accounting purposes since in these arrangements the Company provides the customers the rights to use the treatment equipment and the customers control physical access to the treatment equipment while controlling the utility and output of such equipment during the term of the arrangement. For the first type of arrangement, fees are recognized as revenue over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. For the second type of arrangement fees are recognized ratably as revenue on a straight line basis over the term period specified in the agreement. Contingent amounts that will be paid only if customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above.

The fee charged is inclusive of the use of the system and the services provided by the Company to the customer which include system maintenance and other services. The Company considers the other service and support elements in the contract to be perfunctory and inconsequential.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for expected returns and cash discounts.
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
Inventory.  We account for inventory at the lower of cost or net realizable value. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. The cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.
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
Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2017 and 2016, allowance for doubtful accounts was $172 and $135, respectively.
Property and Equipment.  As of December 31, 2017 and 2016, we had net property and equipment of $7,703 and $10,180, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians' use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician's office and redeploy it elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill.  Our balance sheet includes goodwill which is subject to an annual assessment for impairment under FASB ASC Topic 350, "Goodwill and Other Intangibles" and is not amortizable. Management's judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2017 and 2016, we had $8,803 of goodwill accounting for 22.8% and 20.4% of our total assets, respectively. The acquisition of the XTRAC and VTRAC businesses that gave rise to the recorded goodwill closed on June 22, 2015. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We test our goodwill for impairment at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.
We organized our business into three operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures, Dermatology Procedures Equipment and Dermatology Imaging. The balance of our goodwill for each of our segments as of December 31, 2017 is as follows: Dermatology Recurring Procedures $7,958, Dermatology Procedures Equipment $845 and Dermatology Imaging $0. We completed our annual goodwill impairment analysis as of December 31, 2017 for our reporting units. Our assessment concluded that there was no impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Dermatology Recurring Procedures has a fair value that is in excess of its carrying value by approximately 10.95%, while Dermatology Procedures Equipment has a fair value that is approximately 178.9% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.
Intangibles. All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis.  As of December 31, 2017 and 2016, we had $11,325 and $13,412 of intangible assets accounting for 29.3% and 31.1% of our total assets, respectively. The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, tradenames and distribution rights. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows attributable to the asset.  If the carrying amount of an asset exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value of the asset.  Our assessment concluded that the product technology intangible asset carrying value exceeded the recoverable amount of the intangible, thus an impairment loss was recognized for the difference between the carrying value and the fair value of the asset of $500 for the period ended December 31, 2017.
Considerable management judgment is necessary to assess recoverable amounts of intangible assets and measure fair value of the intangible assets that were impaired as such measurements involve estimation of future revenues, royalty rates, profit margins and other cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.
Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards, we may be required to adjust our valuation allowance. As of December 31, 2017 and 2016 we have a full valuation allowance on our net deferred tax assets.
ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. We do not have any uncertain tax positions or accrued penalties and interest. If such matters were to arise, we would recognize interest and penalties related to income tax matters in income tax expense.
Stock-based compensation. We account for stock based compensation to employees in accordance with the "Share-Based Payment" accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in our consolidated statement of operations. For performance-based awards, we recognize the expense only if we deem it probable that the vesting condition will occur.
The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recognized over the requisite service period. Total stock-based compensation expense was $186 and $113 for the years ended December 31, 2017 and 2016, respectively.
Fair Value Measurements.  We measure fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value. Our derivative financial instruments were measured using significant unobservable inputs (level 3).
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Year Ended December 31,
	2017	2016
Dermatology Recurring Procedures	$22,640	$23,508
Dermatology Procedures Equipment	8,792	7,065
Dermatology Imaging	17	134

Total Revenues	$31,449	$30,707
Dermatology Recurring Procedures
Revenues from Dermatology Recurring Procedures for the year ended December 31, 2017 was $22,640 which approximates 335,000 treatments, with prices from $65 to $95 per treatment. Revenues from Dermatology Recurring Procedures for the year ended December 31, 2016 was $23,508 which approximates 351,000 treatments, with prices from $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. Our revenues in 2017 were adversely effected by our attempts to reorient our direct to patient advertising programs from our traditional TV and radio markets into social media and the internet.
Revenues from Dermatology Recurring Procedures are recognized over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2017 and 2016, we deferred net revenues of $151 and $91, respectively which will be recognized as revenue over the remaining contract term.
Dermatology Procedures Equipment
For the year ended December 31, 2017 dermatology equipment revenues were $8,792. Internationally, we sold 63 systems for the year ended December 31, 2017, 24 of which were VTRAC systems. Domestically, we sold 29 systems for the year ended December 31, 2017. For the year ended December 31, 2016 dermatology equipment revenues were $7,065. Internationally, we sold 88 systems for the year ended December 31, 2016, 27 of which were VTRAC systems. Domestically, we sold 3 systems for the year ended December 31, 2016.
Additionally, included in the year ended December 31, 2017 was $1,207 in revenues for 9 Nordlys units (and accessories). There were no such revenues for the year ended December 31, 2016.
Dermatology Imaging
For the year ended December 31, 2017 and 2016, imaging revenues were $17 and $134, respectively. We have discontinued our efforts to develop the MelaFind System and have discontinued our efforts to develop and commercialize it. We no longer have the resources to continue to support the device. In announcing our discontinuation of support for the device we offered MelaFind users the opportunity to purchase our inventory of spare parts. Imaging revenues for the current period include those sales.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Year Ended December 31,
	2017	2016
Dermatology Recurring Procedures	$8,744	$8,763
Dermatology Procedures Equipment	4,529	3,506
Dermatology Imaging	225	367

Total Cost of Revenues	$13,498	$12,636

Gross Profit Analysis
Gross profit decreased to $17,951 for the year ended December 31, 2017 from $18,071 during the same period in 2016. As a percentage of revenues, the gross margin was 57.1% for the year ended December 31, 2017 versus 58.8% during the same period in 2016.

The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Year Ended December 31,
	2017	2016
Revenues	$31,449	$30,707
Percent increase	2.4%
Cost of revenues	13,498	12,636
Percent increase	6.8%
Gross profit	$17,951	$18,071
Gross margin percentage	57.1%	58.8%

Dermatology Recurring Procedures	For the Year Ended December 31,
	2017	2016
Revenues	$22,640	$23,508
Percent decrease	(3.7%)
Cost of revenues	8,744	8,763
Percent decrease	(0.2%)
Gross profit	$13,896	$14,745
Gross margin percentage	61.4%	62.7%
The primary reason for the change in gross profit for the year ended December 31, 2017, compared to the same period in 2016, was due to an impairment charge of $500 recorded during the year ended December 31, 2017 (of which $406 was allocated to this segment), and a decline in media presence which resulted in a decline in treatments, partially offset by technical improvements in the product which reduced gas consumption and service repairs for the year ended 2017. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases in those treatments have an impact on gross margin.
Dermatology Procedures Equipment	For the Year Ended December 31,
	2017	2016
Revenues	$8,792	$7,065
Percent increase	24.4%
Cost of revenues	4,529	3,506
Percent increase	29.2%
Gross profit	$4,263	$3,559
Gross margin percentage	48.5%	50.4%
The primary reason for the change in gross profit for the year ended December 31, 2017, compared to the same period in 2016, was product mix. The gross margin change is affected by the mix of products sold as XTRAC systems have a lower gross margin than parts. Additionally, domestic XTRAC system sales and Nordlys system sales have a greater gross margin than international sales.
Dermatology Imaging
The primary reason for the change in gross profit for the year ended December 31, 2017, compared to the same period in 2016, was the fact that we have discontinued our efforts to develop and commercialize the MelaFind System. We no longer have the resources to continue to support the device and our inventory of spare parts is being offered for sale to customers on a first-come, first-served basis.

Engineering and Product Development
Engineering and product development expenses for the year ended December 31, 2017 decreased to $1,711 from $1,929 for the year ended December 31, 2016. The decrease was due to having ended the ongoing research and development efforts for the MelaFind technology on product enhancements.
Selling and Marketing Expenses
For the year ended December 31, 2017, selling and marketing expenses decreased to $11,249 from $12,102 for the year ended December 31, 2016. The decrease was related to the planned reduction of expense in TV and radio media as we transition over to more of an internet and social media campaign.
General and Administrative Expenses
For the year ended December 31, 2017, general and administrative expenses decreased to $7,401 from $7,637 for the year ended December 31, 2016. The decrease was primarily due to the closing of the Irvington, NY facility in May 2016, partially offset by an increase in sales and use tax expense.
Interest Expense, Net
Interest expense for the year ended December 31, 2017 was $4,612 compared to $4,900 in the year ended December 31, 2016. Interest expense for the convertible debentures (see Note 8), which included amortization of the related debt discount and deferred financing fees, was for just less than nine months for 2017 due to their exchange for convertible Preferred C stock on September 20, 2017, whereas there was a full year of such interest expense in 2016, causing a net decrease of $409 year over year. Partially offsetting this decrease was the addition of $75 of interest expense related to the Ellipse license agreement that was new in 2017.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of December 31, 2017, and recorded $102 in other income for the year ended December 31, 2017. We measured the fair value of these warrants as of December 31, 2016, and recorded $5,396 in other income for the year ended December 31, 2016.
Loss on Extinguishment of Debentures
Loss on extinguishment of debentures of $11,799 for the year ended December 31, 2017, represents the loss recognized as a result of the exchange of the 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and the 4% Senior Secured Convertible Debentures due July 30, 2021 for 40,482 shares of Series C Convertible Preferred Stock. For more information, see Note 8 to the accompanying consolidated financial statements.
Income Taxes
Income tax expense for the year ended December 31, 2017 was $129 compared to $255 for the year ended December 31, 2016. The expense is comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). With regards to the Tax Act impact on the tax provision as it relates to the Company for year ended December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% in the amount of $23.8 million tax expense, which is almost entirely offset by a reduction in the valuation allowance.
Net Loss
The factors described above resulted in net loss of $18,831 during the year ended December 31, 2017, as compared to a net loss of $3,335 during the year ended December 31, 2016.

Non-GAAP adjusted EBITDA
We have determined to supplement our consolidated financial statements, prepared in accordance with GAAP, presented elsewhere within this report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA.
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
	For the Year Ended December 31,
	2017	2016	Change

Net loss	$(18,831)	$(3,335)	$(15,496)

Adjustments:
Income taxes	129	255	(126)
Depreciation and amortization *	6,336	6,366	(30)
Interest expense, net	2,056	2,226	(170)
Non-cash interest expense	2,556	2,674	(118)

EBITDA	(7,754)	8,186	(15,940)

Stock-based compensation expense	186	113	73
Impairment of lasers placed-in-service	196	-	196
Impairment of intangible assets	523	-	523
Change in fair value of warrants	(102)	(5,396)	5,294
Loss on extinguishment of debentures	11,799	-	11,799

Non-GAAP adjusted EBITDA	$4,848	$2,903	$1,945
* Includes depreciation on lasers placed-in-service of $4,247 and $4,410 for the year ended December 31, 2017 and 2016, respectively.
Liquidity and Capital Resources
As of December 31, 2017, we had $3,080 of working capital compared to $4,619 as of December 31, 2016. Cash and cash equivalents were $4,069 as of December 31, 2017, as compared to $3,928, as of December 31, 2016.
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
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principal was exchanged for 40,482 shares of Series C Preferred Stock.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares have no voting rights. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock.
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") with Accelmed Growth Partners ("Accelmed") investing $13 million into the Company in exchange for 12,307,037 shares of our common stock.  In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018 for approximately $1 million with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin will receive 925,926 shares of our common stock.  Two separate subscription agreements were also executed on March 30, 2018 for $1 million each to purchase 925,926 shares of our common stock.  See Note 18 – Subsequent Events for additional detail.

In connection with the Accelmed investment, we entered into a non-binding letter of intent dated March 30, 2018 with Midcap to terminate the existing Midcap loan agreement and replace it with a new agreement reflecting a $3 million repayment of the current facility and the base amount of the loan to be $7.6 million.
Since inception we have experienced recurring losses and, until 2016, negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. The equity financings described above are subject to shareholder approval.  Therefore, there is uncertainty whether the Company will close on the equity purchase and subscription agreements as well as the MidCap non-binding letter of intent. We believe that our cash as of December 31, 2017, combined with the anticipated revenues from the sale of our products and the proposed investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-K. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.  Without the investment described above, we would not have sufficient cash to pay the outstanding loan balance in full in the next 12 months following the filing of this form 10-K. See Note 2 for further discussion of liquidity and going concern.

Net cash and cash equivalents provided by operating activities was $4,140 for the year ended December 31, 2017 compared to cash provided by operating activities of $322 for the year ended December 31, 2016. The primary reasons for the change were overall reduction of operating expenses of $1,456, as well as the favorable increase from changes in operating assets and liabilities of $1,944.
Net cash and cash equivalents used in investing activities was $2,194 for the year ended December 31, 2017 compared to cash used in investing activities of $868 for the year ended December 31, 2016. The primary reason for the change was the increased investment in lasers placed in service during the year ended December 31, 2017.
Net cash and cash equivalents used in financing activities was $1,803 for the year ended December 31, 2017 compared to cash provided by financing activities of $1,167 for the year ended December 31, 2016. In the year ended December 31, 2017, we had repayments on the term debt of $1,429. In the year ended December 31, 2016, we drew down $1,500 on a long-term debt facility.
Off-Balance Sheet Arrangements
At December 31, 2017, we had no off-balance sheet arrangements.
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
Item 8.          Financial Statements and Supplementary Data
The financial statements required by this Item 8 are included in this Report and begin on page F-1.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of December 31, 2017. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
Management's Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.          Other Information
None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance
Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held 15 meetings.
The following sets forth certain biographical information concerning our current directors and our executive officers as of March 22, 2018.

Name	Position	Age
LuAnn Via	Chairperson of the Board	64
Francis J. McCaney	President, Chief Executive Officer and Director	63
James L. Coyne	Director	60
Samuel E. Navarro	Director	62
David K. Stone	Director	61
Kathryn Swintek	Director	65
Jeffrey F. O'Donnell, Sr.	Director	58

LuAnn Via has served as a member of our Board of Directors since April 2012 and became Chairperson on December 18, 2017. From November 2012 through January 2017, Ms. Via was President and CEO of Christopher & Banks Corporation, a specialty retailer of women's clothes; a company operating more than 500 retail stores. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers. Ms. Via is a member of Women Corporate Directors and The Committee of 200, a business women's leadership group. We believe Ms. Via's qualifications to serve on our Board of Directors and as Chairperson include her experience in retail sales and manufacturing and her extensive experience as a CEO and senior executive of several publicly-listed companies.
Francis J. McCaney became our President and Chief Executive Officer on October 31, 2016. Mr. McCaney was most recently the chief executive officer of Corpak MedSystems, a private equity-backed medical device company in the field of enteral feeding. Corpak was sold to Halyard Health (HYH: NYSE) for $174 million in May 2016. Prior to Corpak, he was the founder and CEO of Nitric BioTherapeutics, a venture backed-medical technology company from 2006 until 2012. Prior to Nitric Bio, he was a senior executive at Viasys Healthcare, Inc. (VAS: NYSE), a medical technology company focusing on respiratory, neurology, medical disposable and orthopedic products and had a lead role in spinning Viasys out of Thermo Electron Corporation (TMO: NYSE). While at Viasys, Mr. McCaney had several responsibilities including strategy, business development and investor relations. He currently serves as a director of Diasome Pharmaceuticals, a privately-held company. We believe Mr. McCaney's qualifications to serve on our Board of Directors include his extensive executive experience in the healthcare industry, including medical device companies.
James L. Coyne joined as a member of the Board of Directors in March 2017. Mr. Coyne has been the Chief Executive Officer of Modevity, LLC since helping to found the company in April 2004. Modevity is the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet. ARALOC permits approved users to share documents, forms, videos, and to collaborate securely from any mobile or desktop device. Concurrently with his activities at Modevity, beginning in February 2017, Mr. Coyne also serves as the Chief Operating Officer of CanSurround a start-up Health Tech enterprise focusing on providing psychosocial support to Cancer survivors, their caregivers, and supporters to build resilience and improve treatment adherence. For ten years from 1993-2003 Mr. Coyne was the Co-Founder and CEO at CB Technologies a company that offered software solutions to the pharmaceutical industry to improve clinical trials. Since March 2005, Mr. Coyne has served as a board member and ex-chairman of Chester County Futures, a non-profit organization providing academic support, mentoring, and scholarships to economically disadvantaged youth. Mr. Coyne earned his undergraduate degree at Penn State University and performed graduate study in MIS at Widener University. We believe Mr. Coyne's qualifications to serve on the Board of Directors include his extensive executive experience in the healthcare industry, including medical device companies.
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
David K. Stone has served as a member of our Board of Directors since December 2011 and served as Chairman of our Board of Directors from June 2013 to November 2013. In 2006, Mr. Stone founded Liberty Tree Advisors, LLC, a life sciences investment banking and consulting firm where he served as a Managing Director until July 2017. Prior to this, from 2000 to 2006 Mr. Stone was a Managing Director and Partner at Flagship Ventures, a venture capital fund focused in the life sciences industry. From 1989 to 1999, Mr. Stone led the biotechnology equity research team at Cowen & Company. Mr. Stone has served on the Board of Directors of PAKA Pulmonary Pharmaceuticals. He has also served on the Board of Directors of Seahorse Bioscience, where he was Chairman of the Audit Committee from 2001 to November 2015 when Seahorse Bioscience was acquired by Agilent. He served on the Board of Directors of Oscient Pharmaceuticals, where he served as Chairman from 2005 to 2009. In March 2017, Mr. Stone was sanctioned by FINRA, the Financial Industry Regulatory Authority, for failure to supervise a broker in a private securities transaction. The sanction consists of a two-month suspension from associating with any FINRA member firm in a principal capacity and a minimal fine. We believe Mr. Stone's qualifications to serve on our Board of Directors include his extensive experience as a biopharmaceutical industry research analyst and his venture capital work with numerous pharmaceutical and medical device companies.

Kathryn Swintek has served as a member of our Board of Directors since April 2013. Since August 2010, Ms. Swintek has been a Managing Partner and member of the Investment Committee of Golden Seeds Fund 2, and Managing Director of Golden Seeds LLC, an angel investment forum backing women owned or managed early stage and growth companies. Prior to Golden Seeds, Ms. Swintek was a senior executive at BNP Paribas from November 1989 to April 2008, where she most recently served as Managing Director and Global Co-Head of its London-based Financial Sponsors Coverage Group. From 1974 to 1989, Ms. Swintek was a senior executive with Irving Trust Company (now known as BNY Mellon), where she was a Sr. Vice President and held positions in risk management, and acquisition finance, and managed business relationships for the International Division in North Africa and the Near East, as well as in France, where she served as Representative while residing in Paris. Ms. Swintek is a former Chair of the Governing Board and the Executive Committee of The Committee of 200 ("C200"), a business women's leadership organization, which she joined in 2003. She serves on the Board of Directors of Turtle & Hughes, Inc., Open Road Integrated Media, Inc., Oculogica Inc. and American Bank of Investments. She is a member of C200, the Women's Forum of New York, and Women Business Leaders of the U.S. Health Care Industry Foundation. We believe that Ms. Swintek's qualifications to serve on our Board of Directors include her corporate leadership experience and her wide-ranging experience in international financial services.
Jeffrey F. O'Donnell, Sr. was appointed to serve on our Board of Directors in January 2014 and appointed as Chairman of the Board of Directors in March 2014. Mr. O'Donnell resigned the chairmanship in December 2017, but has remained an active board member. Mr. O'Donnell is currently President and Chief Executive Officer of Trice Medical, an emerging growth medical device company developing optical needles used by orthopedic surgeons to diagnose soft tissue damage of joints. In 2008, Mr. O'Donnell started Embrella Cardiovascular, Inc., a medical device startup company. In July 2009, Mr. O'Donnell was named President and Chief Executive Officer of the company, which was later sold to Edwards Lifesciences Corporation in March 2011. From 1999 through 2009, Mr. O'Donnell served as President, Chief Executive Officer and a Director of PhotoMedex, Inc., a public medical device company listed on the Nasdaq Stock Market. From 1995 through 2000, Mr. O'Donnell was at Cardiovascular Dynamics, Inc., a company focused in interventional cardiology, where he served in a number of senior executive positions, including President and Chief Operating Officer and Chairman and Chief Executive Officer. Cardiovascular Dynamics became Radiance Medical Systems, which was purchased by Endologix, Inc. in 2000. Mr. O'Donnell remained on the Board of Directors until 2012. Currently, Mr. O'Donnell sits on the Board of Directors of BioSig Technologies. We believe Mr. O'Donnell's qualifications to serve on our Board of Directors include his extensive experience in the healthcare industry; his traditional corporate background with emerging growth company experience; and his past experience as a president, chief executive officer or director of several other companies.
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

Compensation, Nominations and Corporate Governance and Audit Committees
General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.strataskinsciences.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2017 that, except for Mr. McCaney, who is our Chief Executive Officer, as well as Mr. O'Donnell and Mr. Navarro, who received consulting fees, all other current members of the Board of Directors are independent under the revised listing standards of NASDAQ.
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
Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of LuAnn Via, Kathryn Swintek, David K. Stone and James Coyne. Ms. Via served as the Chairperson of the Compensation Committee during 2017, with Ms. Swintek taking over as Chairperson in December 2017. Our Board of Directors determined that each member of the Compensation Committee as of December 31, 2017 satisfies the independence requirements of Nasdaq. The Compensation Committee held four formal meetings during 2017.
The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2017 is presented below.
Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee's qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors' nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Mrs. Via, Mrs. Swintek, Mr. Stone and Mr. Coyne. Mr. Stone serves as the Chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee held four meetings during 2017.

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
Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Kathryn Swintek, David K. Stone and LuAnn Via. Ms. Swintek serves as the Chairman of the Audit Committee. The Audit Committee meets regularly and held four meetings during 2017.
The Board of Directors determined in 2017 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the "Commission") and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an "audit committee financial expert" under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.
Stockholder Communications with the Board of Directors
Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Jay Sturm, Corporate Counsel at jsturm@strataskin.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 100 Lakeside Drive, Suite 100, Horsham, Pennsylvania 19044. Any such communication must contain:
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
REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS*
The audit committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.
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
The audit committee discussed with the Company's independent registered public accounting firm the overall scope and plans for its audits, and received from them written disclosures and letter regarding their independence. The audit committee meets with the Company's independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company's internal control over financial reporting and the overall quality of the Company's financial reporting. The audit committee held four meetings during the fiscal year ended December 31, 2017.
In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the Commission. The audit committee has also retained EisnerAmper LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2018.
AUDIT COMMITTEE:
Kathryn Swintek
LuAnn Via
David K. Stone

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 22, 2018, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that all Section 16(a) filing requirements applicable to directors and officers were timely met during the year ended December 31, 2017.
Item 11.          Executive Compensation
SUMMARY COMPENSATION TABLE
The following table includes information for the years ended December 31, 2017 and 2016 concerning compensation for our Named Executive Officers.
Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (4))	All Other Compensation ($) (5)	Total ($)

Francis J. McCaney (1), Director, President and Chief Executive Officer	2017	375,000	-	-	-	13,190	388,190
	2016	56,700	-	-	150,273	1,000	207,973

Christina L. Allgeier (2), Chief Financial Officer and Treasurer	2017	220,000	-	-	-	13,610	233,610
	2016	200,000	25,500	-	37,600	13,500	276,600

(1)	Francis J. McCaney was hired as President and Chief Executive Officer on October 31, 2016.
(2)	Christina L. Allgeier resigned from the Company effective December 31, 2017.
(3)	Bonus in the foregoing table is the bonus earned in 2017 and 2016, even though such bonus may have been paid in a subsequent period.
(4)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(5)
"All Other Compensation" includes car allowance of $12,000 and 401(k) matching contributions of $1,190 for Mr. McCaney. For Ms. Allgeier it includes car allowance of $12,000 and 401(k) matching contributions of $1,610.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control
Employment Agreement with Francis J. McCaney.    On October 31, 2016, we entered into an Employment Agreement (the "Agreement") with Francis J. McCaney, our President and Chief Executive Officer. Under the terms of the agreement, Mr. McCaney will receive a base salary of $375,000 and will be eligible to receive a bonus of up to 50% of his base salary per annum, starting for fiscal year 2017, based on achievement of specified milestones, as determined by our Board based upon annual budgets approved by our Board from time to time.
In addition, Mr. McCaney was granted options to purchase up to 310,002 shares of our common stock, having a term of ten years, as follows: (i) 108,501 shares vesting in three substantially equal installments on the first, second and third anniversaries of October 31, 2016; and (ii) up to 201,501 shares vesting in three substantially equal annual installments upon a determination by our Board that we have achieved the following milestones for each of the 2017, 2018 and 2019 fiscal years, respectively: (A) one-third if we achieve the revenue plan established by our Board for such year, (B) one-third if we achieve the EBITDA plan established by our Board for such year, and (C) one-third if we achieve the goals established by our Board for such year; provided that any such stock option that has not vested with respect to any particular year due to the failure to satisfy a milestone condition for that year will terminate as of the end of that year and will no longer become exercisable. The milestones for the year ended December 31, 2017 were not achieved, resulting in the forfeiture of 67,167 options. If (i) we undergo a change of control before the stock option vests in full and (ii) Mr. McCaney is not offered post-change of control employment by us or any successor entity, or if offered such post-change of control employment and Mr. McCaney terminates his employment for good reason (as those terms are defined in the employment agreement) within a period of 30 days after the date of the change of control, conditioned upon his execution of a release satisfactory to us, all such stock options that have not previously terminated shall accelerate and shall vest in full upon the effective date of the termination of Employee's employment.
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
Employment Agreement with Christina L. Allgeier.    On November 11, 2015 we entered into an employment agreement with Christina L. Allgeier, our Chief Financial Officer. The agreement had a one-year initial term, subject to annual extensions thereafter. Under the terms of the agreement, Ms. Allgeier received a base salary of $200,000 and was eligible to receive a bonus of up to 30% of her base salary per annum, based on achievement of specified milestones, as determined by the Board of Directors following approval of the annual budget, and other objectives to be determined. In the event Ms. Allgeier's employment is terminated, without cause or in conjunction with a change of control, she will be entitled to severance equal to 12 months of her base salary. The agreement also contains a 12 month non-compete and non-solicitation period. Upon her resignation, Ms. Allgeier entered into a severance agreement, under which she was paid $18,333. Simultaneously with executing the severance agreement, she entered into a three month consulting agreement with the Company ending on March 31, 2018, for which she is to be paid $10,000 per month for a total of $30,000.
Outstanding Equity Awards Value at Fiscal Year-End Table
The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Francis J. McCaney	36,367	72,134	134,334	2.75	10/31/2026	0	0	N/A	N/A

Christina L. Allgeier	7,500	0	0	3.75	3/31/2018	0	0	N/A	N/A

(1)	Options granted to Mr. McCaney were under the 2016 Omnibus Incentive Plan and options granted to Ms. Allgeier were under the 2013 Equity Plan.

Director Compensation
Each of our non-employee directors receives an annual fee of $35,000 for serving as a director, pro-rated to the date they join the Board of Directors, and an annual grant of stock options to purchase up to 15,000 shares of common stock, which grant is pro-rated to the first day of the quarter during which they join the Board of Directors. In addition, our Chairperson of the Board receives an annual fee of $85,000 and the chairperson of each of our audit committee, our compensation committee and our nominating and corporate governance committee receives an annual fee of $15,000, $10,000 and $10,000, respectively. Committee members who are not chairs of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive annual fees of $6,000, $5,000 and $5,000, respectively, with no payments being made on a meeting-attended basis. As our employee, Francis McCaney received no compensation for his services as a director. The table below sets forth our non-employee directors' compensation for the year ended December 31, 2017.
On November 4, 2015, we entered into consulting agreements with two of our directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to us and our management team in connection with the integration and operation of our expanded business, investor relations and internal and external business development activities. The consultant will make himself available to our President and Chief Executive Officer and our management team on request at mutually convenient times and will report to our Board of Directors quarterly and otherwise when requested by the Board. The term of the agreement for Mr. Navarro and Mr. O'Donnell was extended through June 30 and December 31, 2017, respectively. The directors were each paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2016 and continuing on the tenth day of each month through the expiration of the agreement, and reimbursement of pre-approved, out-of-pocket expenses.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Jeffrey F. O'Donnell, Sr.	85,000	9,030	120,000	214,030

Samuel E. Navarro	35,000	9,030	60,000	104,030

Kathryn Swintek	60,000	9,030	0	69,030

David K. Stone	56,000	9,030	0	65,030

LuAnn Via	54,500	9,030	0	63,530

James L. Coyne (3)	30,000	22,688	0	52,688

R. Rox Anderson (4)	10,250	0	0	10,250

(1)	The amounts shown for stock awards are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.
(2)
Mr. O'Donnell Sr. and Mr. Navarro receive a monthly payment of $10,000 for their services under a consulting agreement with us. Mr. O'Donnell's agreement terminated on December 31, 2017, and Mr. Navarro's agreement terminated on June 30, 2017.

(3)	Mr. Coyne joined the Board in March 2017.
(4)	Dr. Anderson resigned from the Board on May 10, 2017.

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
Directors' and Officers' Liability Insurance
We have obtained directors' and officers' liability insurance, which expires on November 16, 2018. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in Item 5 of this Annual Report under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" is hereby incorporated by reference.
The following table reflects, as of March 22, 2018, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.
Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Francis J. McCaney (2)	40,367	*
Jeffrey F. O'Donnell, Sr. (3)	145,856	3.22%
Samuel E. Navarro (4)	145,276	3.21%
David K. Stone (5)	47,007	1.06%
Kathryn Swintek (6)	46,827	1.06%
LuAnn Via (7)	46,566	1.05%
James L. Coyne (8)	11,250	*
All directors and officers as a group (seven persons) (9)	483,149	9.95%

Broadfin Healthcare Master Fund, Ltd (10)	203,346	9.99%
Sabby Healthcare Master Fund, Ltd (11)	225,103	9.99%
Sabby Volatility Warrant Master Fund, Ltd (12)	-	9.99%

*          Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 22 2018, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 4,379,425 shares of common stock outstanding as of March 22, 2018.

(2)
Includes 4,000 shares of common stock and vested options to purchase 36,367 shares of common stock. Does not include options to purchase up to 206,468 shares of common stock, which may vest more than 60 days after March 22, 2018.

(3)
Includes 271 shares of common stock and vested options to purchase 145,585 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 22, 2018. Mr. O'Donnell's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(4)
Includes vested options to purchase 145,276 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 15, 2018. Mr. Navarro's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(5)
Includes 271 shares of common stock and vested options to purchase 46,736 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 22 2018. Mr. Stone's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(6)
Includes 671 shares of common stock and vested options to purchase 46,156 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 22, 2018. Ms. Swintek's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(7)
Includes 571 shares of common stock and vested options to purchase 45,995 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 22 2018. Ms. Via's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(8)
Includes vested options to purchase 11,250 shares of common stock. Does not include unvested options to purchase up to 15,000 shares of common stock, which may vest more than 60 days after March 22, 2018. Mr. Coyne's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(9)
Includes 5,784 shares of common stock and vested options to purchase 477,365 shares of common stock. Does not include unvested options to purchase up to 296,468 shares of common stock, which may vest more than 60 days after March 22, 2018.

(10)
The business address of Broadfin Healthcare Master Fund, LTD ("Broadfin") is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin. Broadfin holds the following securities: (i) 203,346 shares of common stock; (ii) warrants to purchase 640,057 shares of common stock at $3.75 per share; (iii) 6,488,037 shares of common stock issuable upon conversion of 17,453 shares of Series C convertible preferred stock. The conversion of all preferred stock and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13D filed by Broadfin Capital, LLC on March 15, 2016 and a Form 13F filed by Broadfin Capital LLC on February 13, 2018.

(11)
The business address of Sabby Healthcare Master Fund Ltd. ("Sabby HMF") is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby HMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby HMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby HMF except to the extent of their respective pecuniary interest therein. Sabby HMF holds the following securities: (i) 225,103 shares of common stock; (ii) warrants to purchase969,308 shares of common stock at $3.75 per share; (iii) 4,971,067 shares of common stock issuable upon conversion of 13,372 shares of Series C convertible preferred stock. The conversion of all preferred stock and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13D filed by Sabby HMF on January 2, 2018.

(12)
The business address of Sabby Volatility Warrant Master Fund Ltd. ("Sabby VWMF") is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Sabby Management, LLC serves as the investment manager of Sabby VWMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by Sabby VWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by Sabby VWMF except to the extent of their respective pecuniary interest therein. Sabby VWMF holds the following securities: (i) -0- shares of common stock; (ii) warrants to purchase251,426 shares of common stock at $3.75 per share; (iii) 1,861,948 shares of common stock issuable upon conversion of 5,009 shares of Series C convertible preferred stock. The conversion of all preferred stock and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived in part from a Schedule 13D filed by Sabby VWMF on January 2, 2018.

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
On September 20, 2017, the Company announced the closing of an exchange transaction pursuant to the Securities Exchange Agreement (the "Exchange Agreement") dated as of June 7, 2017 between the Company and holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021 (collectively, the "Debentures"). In closing the exchange transaction under the Exchange Agreement, the holders of the Debentures exchanged the Debentures, having an aggregate principal amount of approximately $40.5 million, into 40,482 shares (the "Preferred Shares") of the Company's newly created Series C Convertible Preferred Stock. The Preferred Shares are convertible into a total of approximately 15,049,000 shares of the Company's common stock. Each Preferred Share has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. The Company included the Exchange Agreement as an exhibit to its Form 8-K current report, which was filed with the Securities and Exchange Commission (the "SEC") on June 7, 2017. The Company relied upon the exemption from registration under the Securities Act of 1933 (the "1933 Act") afforded by Section 3(a)(9) of the 1933 Act, i.e., the exchange of the Debentures for the Preferred Shares in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. In connection with the closing under the Exchange Agreement, on September 20, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State setting forth the rights, preferences and privileges of the Company's Series C Convertible Preferred Stock.
During 2017, Modevity LLC ("Modevity"), the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet and allowing its users to collaborate securely from any mobile or desktop device, has provided certain consulting services to the Company advising on the development of our digital media and marketing initiatives, including providing assistance in our first limited test of targeted advertising using Facebook. Our Board member, James Coyne, has been the Chief Executive Officer of Modevity since helping to found the company in April 2004. To date, Modevity has provided this assistance without charge to the Company. Should the Company continue to utilize Modevity's services, we expect to be charged at market rates for such assistance. Independent of these services provided by Modevity, in November 2017 the Company entered into an agreement with Olympic Media, a company founded by Ryan Coyne, the son of James Coyne, to create and execute a focused tactical plan to leverage new and existing digital assets across social and digital platforms to drive psoriasis and vitiligo sufferers to the Company's website and call center for conversion to new patient appointments. The agreement with Olympic Media provides for no minimum payments or other financial commitments and is terminable by either party without penalty on ten days written notice. James Coyne has no financial interest in Olympic Media.
Director Independence
As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that in 2017 that, except for Mr. McCaney, who is our Chief Executive Officer, as well as Mr. O'Donnell and Mr. Navarro, who received consulting fees, all other current members of the Board of Directors are independent under the revised listing standards of NASDAQ.
Director Consulting Agreements
On November 4, 2015, we entered into consulting agreements with two of our directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to us and our management team in connection with the integration and operation of our expanded business, investor relations and internal and external business development activities. The consultant will make himself available to our President and Chief Executive Officer and our management team on request at mutually convenient times and will report to our Board of Directors quarterly and otherwise when requested by the Board. The initial term of the agreement was from November 4, 2015 through June 30, 2016. The term of the agreement for Mr. Navarro and Mr. O'Donnell was extended through June 30, and December 31, 2017, respectively. The directors were each paid an up-front fee of $40,000 for advice and services rendered prior to the date of the agreement, a retainer of $10,000 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of the agreement, and reimbursement of pre-approved, out-of-pocket expenses. Each of these consulting agreements has expired.
Item 14.          Principal Accounting Fees and Services
We engaged EisnerAmper LLP as our independent auditors for 2017 and 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by EisnerAmper for 2017 and 2016:
	2017	2016
Audit Fees (1)	$428,100	$370,500
Audit-Related Fees (2)	29,700	-
Tax Fees (3)	58,000	56,500
All Other Fees (4)	-	-
Total	$515,800	$427,000
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table.
(3)	Consists of all tax related services.
(4)	There were no other fees billed by EisnerAmper LLP for the years ended December 31, 2017 and 2016.
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
Auditor Selection for Fiscal 2018. The Audit Committee has selected EisnerAmper LLP to serve as our independent auditors for the year ending December 31, 2018. The Committee's selection will be submitted to our stockholders for ratification at our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.            Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2017.
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

4.13	Form of Warrant Amendment Agreement (Incorporated by reference to Exhibit 4.1 contained in our Current Report on Form 8-K, filed on January 22, 2016).
4.14*	Form of Incentive Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
4.15*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3	Form of Securities Purchase Agreement dated as of June 22, 2015 by and among the company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.4	Registration Rights Agreement dated as of June 22, 2015 by and among the Company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.5	Security Agreement dated as of June 22, 2015 by and among the Company and parties thereto (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.6	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006. (Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2006).
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

10.25*
Consulting Agreement, dated as of November 4, 2015 between the Company and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 16, 2015).

10.26*
Consulting Agreement, dated as of November 4, 2015 between the Company and Samuel E. Navarro (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 16, 2015).

10.27*
Transition Agreement and Release dated as of November 9, 2015 between the Company and Robert W. Cook (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 16, 2015).

10.28*
Employment Agreement dated as of November 9, 2015 between the Company and Christina L. Allgeier (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 16, 2015).

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

10.40*
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.41*
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Samuel E. Navarro. (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

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

10.51
Second Amendment to Credit and Security Agreement dated as of November 10, 2017 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company. (Incorporated by reference to our Form 10-Q quarterly report for the uarter ended September 30, 2017 filed on November 14, 2017).

10.52
Amended and Restated Fee Letter Agreement dated as of November 10, 2017, by and between MidCap Financial Trust as Agent and the Company. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2017 filed on November 14, 2017).

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
Our primary Internet address is www.strataskinsciences.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). Corporate information can be located by clicking on the three lines in the upper right hand corner of the page , then clicking on "Investors" link from the drop down menu, and then clicking on "SEC Filings" in the menu. We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission's rules. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
STRATA SKIN SCIENCES, INC.

Date: April 2, 2018	By: /s/ Francis J. McCaney
Francis J. McCaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Capacity in Which Signed	Date
/s/ LuAnn Via	Chairman of the Board of Directors	April 2, 2018
LuAnn Via
/s/ Francis J. McCaney	President, Chief Executive Officer and Director (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Francis J. McCaney
/s/ James L. Coyne	Director	April 2, 2018
James L. Coyne
/s/ Samuel E. Navarro	Director	April 2, 2018
Samuel E. Navarro
/s/ David K. Stone	Director	April 2, 2018
David K. Stone
/s/ Kathryn Swintek	Director	April 2, 2018
Kathryn Swintek
/s/ Jeffrey F. O'Donnell, Sr.	Director	April 2, 2018
Jeffrey F. O'Donnell, Sr.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
STRATA Skin Sciences, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter - Subsequent Financings Subject to Shareholders' Approval.

As discussed in Notes 2 and 18 to the consolidated financial statements, on March 30, 2018, the Company entered into a series of equity financings, subject to shareholders' approval, that will have a significant effect on the Company's management and financing structures.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2005.

EISNERAMPER LLP
Iselin, New Jersey
April 2, 2018

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,069	$3,928
Accounts receivable, net	3,141	3,390
Inventories	3,009	2,817
Prepaid expenses and other current assets	533	617
Total current assets	10,752	10,752

Property and equipment, net	7,703	10,180
Intangible assets, net	11,325	13,412
Goodwill	8,803	8,803
Other assets	48	46
Total assets	$38,631	$43,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$357	$339
Current portion of long-term debt	2,387	1,714
Accounts payable	2,277	1,853
Other accrued liabilities	2,360	1,992
Deferred revenues	291	235
Total current liabilities	7,672	6,133

Long-term liabilities:
Long-term debt, net	7,853	9,752
Senior secured convertible debentures, net	-	12,028
Warrant liability	3	105
Deferred tax liability	414	359
Other liabilities	444	97
Total liabilities	16,386	28,474

Commitments and contingencies

Stockholders' equity:
Series B Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 0 and 6,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	1
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 36,182 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4	-
Common Stock, $.001 par value, 150,000,000 shares authorized; 4,304,425 and 2,166,898 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4	2
Additional paid-in capital	251,643	225,289
Accumulated deficit	(229,406)	(210,575)
Accumulated other comprehensive income	-	2
Total stockholders' equity	22,245	14,719
Total liabilities and stockholders' equity	$38,631	$43,193

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016

Revenues	$31,449	$30,707

Cost of revenues	13,498	12,636

Gross profit	17,951	18,071

Operating expenses:
Engineering and product development	1,711	1,929
Selling and marketing	11,249	12,102
General and administrative	7,401	7,637
	20,361	21,668

Loss from operations	(2,410)	(3,597)

Other income (expense), net:
Interest expense, net	(4,612)	(4,900)
Change in fair value of warrant liability	102	5,396
Other income, net	17	21
Loss on extinguishment of debentures	(11,799)	-
	(16,292)	517

Loss before income taxes	(18,702)	(3,080)

Income tax expense	129	255

Net loss	$(18,831)	$(3,335)

Net loss per common share:
Basic	$(2.85)	$(1.57)
Diluted	$(2.85)	$(3.77)

Shares used in computing net loss per common share:
Basic	2,713,782	2,119,014
Diluted	2,713,782	2,315,715

Net loss per Preferred C share - basic and diluted	$(1,061.25)	$-

Shares used in computing net loss per basic and diluted Preferred C share	10,444	-

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(2)	$1
Comprehensive loss	$(18,833)	$(3,334)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In thousands, except share and per share amounts)

									Accumulated
	Convertible Preferred Stock – Series B		Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2016	6,505	$1	-	$-	2,056,679	$2	$223,323	$(207,240)	$1	$16,087
Stock-based compensation	-	-	-	-	-	-	113	-	-	113
Conversion of convertible preferred stock	(505)	-	-	-	39,337	-	-	-	-	-
Conversion of senior secured convertible debentures	-	-	-	-	70,882	-	265	-	-	265
Warrants issued in connection with debt	-	-	-	-	-	-	47	-	-	47
Reclassification of warrant liability to stockholders' equity	-	-	-	-	-	-	1,541	-	-	1,541
Other comprehensive income	-	-	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	-	-	(3,335)	-	(3,335)
BALANCE, DECEMBER 31, 2016	6,000	1	-	-	2,166,898	2	225,289	(210,575)	2	14,719
Stock-based compensation	-	-	-	-	-	-	186	-	-	186
Issuance of convertible preferred stock in exchange for convertible debentures	-	-	40,482	4	-	-	25,906	-	-	25,910
Conversion of convertible preferred stock into common stock	(6,000)	(1)	(4,300)	-	2,066,182	2	-	-	-	1
Conversion of senior secured convertible debentures into common stock	-	-	-	-	70,000	-	262	-	-	262
Issuance of common stock for fractional shares in reverse stock split	-	-	-	-	1,345	-	-	-	-	-
Other comprehensive loss									(2)	(2)
Net loss	-	-	-	-	-	-	-	(18,831)	-	(18,831)
BALANCE, DECEMBER 31, 2017	-	$-	36,182	$4	4,304,425	$4	$251,643	$(229,406)	$-	$22,245

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(18,831)	$(3,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,336	6,366
Provision for doubtful accounts	109	120
Gain on cancellation of distributor rights agreement	(40)	-
Impairment of lasers placed-in-service	196
Impairment of intangible assets	523	-
Stock-based compensation	186	113
Deferred taxes	55	240
Loss on disposal of property and equipment	-	124
Loss on extinguishment of debentures	11,799	-
Amortization of debt discount	2,360	2,473
Amortization of deferred financing costs	188	200
Change in fair value of warrant liability	(102)	(5,396)
Changes in operating assets and liabilities:
Accounts receivable	184	558
Inventories	(193)	1,311
Prepaid expenses and other assets	475	224
Accounts payable	381	(2,605)
Other accrued liabilities	298	(169)
Other liabilities	159	36
Deferred revenues	57	62
Net cash provided by operating activities	4,140	322

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(1,739)	(1,008)
Purchases of property and equipment, net	(320)	-
Payments on distributor rights liability	(135)	-
Restricted cash	-	15
Return of acquisition purchase price from escrow	-	125
Net cash used in investing activities	(2,194)	(868)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	1,500
Repayments of long-term debt	(1,429)	-
Payments on notes payable	(374)	(333)
Net cash (used in) provided by financing activities	(1,803)	1,167

Effect of exchange rate changes on cash	(2)	4
Net increase in cash and cash equivalents	141	625
Cash and cash equivalents, beginning of period	3,928	3,303

Cash and cash equivalents, end of period	$4,069	$3,928

Supplemental information:
Cash paid for interest	$2,215	$2,054
Cash paid for income taxes	$28	$15

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$262	$265
Reclassification of warrant liability to stockholders' equity	$-	$1,541
Recognition of warrants issued with term note credit facility as debt discount	$-	$47
Prepaid insurance financed with notes payable	$392	$372
Acquisition of distributor rights asset for license liability	$286	$-
Issuance of convertible Preferred C stock in exchange for convertible debentures	$25,910	$-

The accompanying notes are an integral part of these consolidated financial statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary in India) ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC ®  laser and VTRAC ®  excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; the STRATAPEN®  MicroSystem, a micropigmentation device; and Nordlys, a multi-technology aesthetic laser device for treating vascular and pigmented lesions.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000. As of December 31, 2017, there were 753 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment for an agreed upon period not to exceed an agreed upon number of treatments. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.
Effective March 1, 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse USA ("Ellipse") through December 31, 2019. The agreement was to be renewed if certain minimum purchase requirements were achieved and an approximate $33 monthly license fee was paid, for a contractual total license fee of $1.1 million over the Initial Term. On October 26, 2017, by mutual agreement of the three parties involved in the transaction, the Company, Ellipse USA and the manufacturer Ellipse A/S, cancelled the agreement with Ellipse USA retroactively effective to August 9, 2017, and the Company entered into two new agreements. Under the new agreements the Company will have the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. If certain sales targets are met, the new agreement will automatically be extended for two additional years. Under the terms of the new agreements, the Company will be the exclusive US distributor of Ellipse lasers and will pay to Ellipse USA a monthly license fee of $10 through August 9, 2020, in addition to commissions for each system sold. The license fee amounts to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286. As a result of the termination of the old agreement and the signing of the new agreements the Company reversed the intangible asset and corresponding liability recorded on March 1, 2017 (which resulted in a $40 gain) and recorded the distribution rights at the present value of the payments under the new agreements. See Note 5, Intangible Assets, net, for additional information.
Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPen. This three-year agreement allows for two one-year extensions.
Effective April 6, 2017, the Company completed a reverse stock split of its common stock at a ratio of 1-for-5 shares, and all data on common stock and equivalents was retroactively adjusted to be shown herein as reflective of this reverse stock split.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2017, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of intangible assets and goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets (6) the fair value of financial instruments, including derivative instruments, and (7) the inventory reserves.
Revenue Recognition
In the Dermatology Recurring Procedures Segment the Company has two types of arrangements for its phototherapy treatment equipment as follows: (i) the Company places its lasers in a physician's office at no charge to the physician, and generally charges the physician a fee for an agreed upon number of treatments; or (ii) the Company places its lasers in a physician's office and charges the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated as short term operating leases. While these are not contractually operating leases these are viewed as operating leases for accounting purposes since in these arrangements the Company provides the customers the rights to use the treatment equipment and the customers control physical access to the treatment equipment while controlling the utility and output of such equipment during the term of the arrangement. For the first type of arrangement, fees are recognized as revenue over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. For the second type of arrangement fees are recognized as revenue ratably on a straight line basis over the term period specified in the agreement. Contingent amounts that will be paid only if customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above.

The fee charged is inclusive of the use of the system and the services provided by the Company to the customer which include system maintenance and other services. The Company considers the other service and support elements in the contract to be perfunctory and inconsequential.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for expected returns and cash discounts.

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
The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the year ended December 31, 2016 the Company reclassified such reimbursements in the amount of $1,050 from selling and marketing expenses to revenues. The Company has determined that such reclassification did not have a material impact to the consolidated financial statements, quantitatively and qualitatively.
Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments and credit card transactions with settlement terms of less than five days. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Proceeds due from credit card transactions were $353 and $60 as of December 31, 2017 and 2016, respectively. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2017 and 2016.
Accounts Receivable
The majority of the Company's accounts receivable are due from physicians, distributors (international) and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not recognize interest accruing on accounts receivable past due. The allowance for doubtful accounts was $172 and $135 at December 31, 2017 and 2016, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company's products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
The Company's equipment for the treatment of skin disorders (e.g. the XTRAC) will either (i) be placed in a physician's office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.
Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of December 31, 2017 and 2016, reserves on inventory were $234 and $257, respectively.
Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations and comprehensive loss. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.
Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value.
Intangible Assets
Intangible assets consist of core technology, product technology, customer relationships, trademarks and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years. (See Note 5, Intangible Assets, net).
Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a "step zero" approach. Subsequently (if necessary after step zero), an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," Step 2 from the goodwill impairment test has been eliminated and goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value. Early application is permitted. No goodwill impairment was identified in the years ended December 31, 2017 and 2016.
Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows attributable to the asset. If the carrying amount of an asset exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
Functional Currency
The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar ("$" or "dollars"). Substantially all of the Company's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.
For foreign currency transactions, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates are carried to financing income or expenses.
Assets and liabilities of the foreign subsidiary, whose functional currency is its local currency are translated from its functional currency to U.S. dollars at the balance sheet date exchange rate. Income and expense items are translated at the average rate of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income.
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

•
Level 3 – pricing inputs are unobservable for the asset or liability and only used when there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company's recurring fair value measurements at December 31, 2017 and 2016 are as follows:
	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 11)	$3	$-	$-	$3

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability (Note 11)	$105	$-	$-	$105

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the fair value of the Company's common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of December 31, 2017, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the rate on the debt being at market. As of December 31, 2016, the Company assessed its convertible debentures and long-term debt and determined that the fair value of total debt was $20,082.
Several of the warrants outstanding as of December 31, 2017 and 2016 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company. Prior to December 31, 2016,other warrants contained full ratchet provisions that would reduce the exercise price of the warrants in the event of a transaction resulting in the issuance of equity below the existing exercise price of the warrants. All such warrants are classified as derivatives. As such they are recorded at their fair value using a binomial option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. See Note 11, Warrants, for additional discussion.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2017 and 2016 is summarized as follows:
	December 31,
	2017	2016

Accrual at beginning of year	$115	$226
Additions charged to warranty expense	161	196
Expiring warranties/claimed satisfied	(98)	(307)
Total	178	115
Less: current portion	(109)	(102)
Total long-term accrued warranty costs	$69	$13
Product Development Costs
Costs of research, new product development and product redesign are charged to expenses as incurred in engineering and product development in the accompanying consolidated statements of operations and comprehensive loss.
Advertising Costs
Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $1,434 and $3,339 for the years ended December 31, 2017 and 2016, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, as well as on net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is not more likely than not that all or some portion of the deferred tax asset will be realized.
The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions.
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
With the exception of the Company's international distributor, as described in Note 17, Significant Customer Concentrations, the balance of the Company's trade receivables do not represent a substantial concentration of credit risk. Most of the Company's sales are generated in North America, to a large number of customers.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts.
Earnings Per Share
The Company calculates net income (loss) per share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted earnings per share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.
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
The following table presents the calculation of basic and diluted net loss per share by each class of security for the year ended December 31, 2017:
Year ended December 31, 2017
	Common stock	Series C Preferred stock

Net loss	($ 7,747)	($ 11,084)

Weighted average number of shares outstanding during the period	2,713,782	10,444

Basic and Diluted net loss per share	($ 2.85)	($ 1,061.25)
For the year ended December 31, 2017, diluted net loss per common share and Series C Preferred share is equal to the basic net loss per common share and Series C Preferred share, respectively, since all potentially dilutive securities are anti-dilutive. The gain on the change in fair value of the warrant liability was considered when calculating the diluted earnings per share and was deemed to be antidilutive.
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
Diluted earnings per common share were calculated using the following net loss and weighted average shares outstanding for the year ended December 31, 2016:
Year Ended December 31, 2016

Net loss	($ 3,335)
Gain on the change in fair value of the warrant liability	(5,396)
Diluted loss	($ 8,731)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	2,119,014
Dilutive effect of warrants	196,701
Diluted number of common and common stock equivalent shares outstanding	2,315,715

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The weighted average of potential common stock equivalents outstanding during the years ended December 31, 2017 and 2016 consist of common stock equivalents of common stock purchase warrants, senior secured convertible debentures, convertible preferred stock and common stock options, which are summarized as follows:
	Year Ended December 31,
	2017	2016
Common stock equivalents of convertible debentures	6,622,821	9,231,570
Common stock purchase warrants	2,406,625	3,739,037
Common stock equivalents of convertible Preferred B stock	289,462	496,824
Common stock options	876,373	613,773
Total	10,195,281	14,081,204
The convertible debenture shares, warrant shares (except for those related to the gain during the year ended December 31, 2016) and option shares were excluded from net loss per dilutive share because their effect would have been anti-dilutive for the years ended December 31, 2017 and 2016.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as operating expense over the requisite service period of the stock award on a straight line basis. Performance-based awards are recognized only when it is probable that the vesting conditions will be met.
Adoption of New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, but can be adopted early. The Company has adopted this ASU effective January 1, 2017 and has applied the rules with its sub-distribution license with Ellipse and concluded that this transaction did not meet the definition of a business. As such, it has been accounted for as an asset acquisition. See Note 5, Intangible Assets, net.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. The new guidance permits to elect to account for forfeitures as they occur. The Company has made this election upon the adoption of this standard. The guidance became effective for interim and annual periods beginning after December 15, 2016. The adoption of this ASU did not have a significant impact on the consolidated financial statements.
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
Recently Issued Accounting Standards
In July 2017, the FASB issued a two-part ASU 2017-11, "(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." For public business entities, the amendments in Part 1 of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part 2 of ASU 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company's financial statements.

In February 2016 the FASB issued ASU 2016-02: Leases. The ASU introduces a lessee model that results in most leases impacting the balance sheet. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Also, the new standard aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition model. The update is Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 10, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. With regard to the Company's revenue from short-term leases, we do not expect the new standard to have a material impact on our consolidated financial statements.
In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt this ASU effective January 1, 2018 using the modified retrospective method with a cumulative adjustment that will increase its accumulated deficit by approximately $195. The cumulative adjustment will primarily relate to the promise to provide service type warranties related to sales of dermatology procedures equipment. A portion of the transaction price of equipment sold with these service type warranties will be allocated to such warranties based on their stand-alone selling price, and the Company will begin to recognize revenue from these service type warranties ratably over the warranty term. Under current guidance only separately priced extended warranties are required to be accounted for as separate elements and be recognized over the warranty term.  Other than the above change related to warranties the Company does not expect the standard to have a material impact on its financial condition or results of operations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 2
Liquidity and Going Concern:

As of December 31, 2017, the Company had an accumulated deficit of $229,406 and had been incurring losses since inception through 2017 as well as negative cash flows from operations until 2016. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.
On March 30, 2018 the Company entered into a Stock Purchase Agreement (the "Accelmed SPA") with Accelmed Growth Partners ("Accelmed"), pursuant to which Accelmed has agreed to invest $13,000 into the Company in exchange for 12,037,037 shares of the Company's common stock at a per share purchase price of $1.08.  In connection with the proposed Accelmed investment, the Company entered into two separate stock purchase agreements on March 30, 2018 for $1,000 each with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin will receive 925,926 shares of the Company's common stock at a per share purchase price of $1.08.  Two separate subscription agreements were also executed on March 30, 2018 for $1,000 each to purchase 925,926 shares of our common stock at a per share purchase price of $1.08.  In addition, Sabby and Broadfin have entered into a voting undertaking with the Company pursuant to which each of them has agreed (a) to increase their respective ownership interest to 9.99% of the outstanding shares of Company's common stock prior to the record date for the meeting of the shareholders, and (b) vote all their voting shares in the Company at the meeting to approve the proposed transaction. See Note 18 – Subsequent Events for additional detail.

While management believes that its current cash and cash equivalents as of December 31, 2017, combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, and capital asset purchases, for the next 12 months following the filing of this form 10-K, there is a risk associated with the Company's ability to meet its debt obligations should the Company breach its debt covenants during 2018. The current MidCap agreement has financial covenants including a minimum monthly net revenue covenant.  If the Company fails to meet the revenue covenant, it may be declared in breach of the credit facility agreement, and Midcap would have the option to call the full debt balance outstanding under the credit facility agreement, which was $10,240 as of December 31, 2017. The Company has 30 days to report a default and upon notice from Midcap of a financial covenant breach, the Company has an additional 10 business days to cure such default. The Company, however, cannot be certain that this default will be cured in such period or at all.

In connection with the proposed investment led by Accelmed, the Company entered into a non-binding letter of intent dated March 27, 2018 with Midcap Financial Trust ("MidCap") pursuant to which the Company and MidCap will agree to terminate the Company's existing Midcap credit facility agreement and replace it with a new credit facility agreement with MidCap.  This new credit facility agreement is contingent upon $14,000 in new equity financing and the repayment of $3,000 on the current facility upon closing of the equity financing transactions described above.

The equity financings described in this footnote are subject to shareholder approval.  Therefore, there is uncertainty whether the Company will close on the equity purchase and subscription agreements as well as the MidCap non-binding letter of intent.   While there is no guarantee of shareholder approval, management is confident that shareholders will reach both a quorum and a positive vote since Sabby and Broadfin, per the voting agreement described above, have proposed to increase their respective blockers to a combined 19.99% of the vote.

Note 3
Inventories:
	December 31, 2017	December 31, 2016

Raw materials and work in progress	$2,490	$2,440
Finished goods	519	377
	$3,009	$2,817
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 4
Property and Equipment, net:
	December 31, 2017	December 31, 2016

Lasers placed-in-service	$17,820	$16,712
Equipment, computer hardware and software	462	160
Furniture and fixtures	124	111
Leasehold improvements	31	25
	18,437	17,008
Accumulated depreciation and amortization	(10,734)	(6,828)
Property and equipment, net	$7,703	$10,180
Depreciation and related amortization expense was $4,341 and $4,551 for the year ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company recorded an impairment loss of $196 to cost of revenues related to lasers placed-in-service at the Company's subsidiary in India. During the year ended December 31, 2016, the Company disposed of leasehold improvements, machinery and equipment and furniture and fixtures with a recorded cost of $3,933 and accumulated depreciation and amortization of $3,809, related to the closing of its Irvington, New York facility. The net book value of $124 was written off to general and administrative expense.
Note 5
Intangible Assets, net:
	December 31, 2017	December 31, 2016

Core technology	$5,700	$5,974
Product technology	1,500	2,000
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	286	-
	15,886	16,374
Accumulated amortization	(4,561)	(2,962)
Intangible assets, net	$11,325	$13,412
Related amortization expense was $1,995 and $1,815 for each of the years ended December 31, 2017 and 2016.
During the year ended December 31, 2017, the Company wrote off core technology of $274 and accumulated amortization of $251 related to the discontinuance of the MELAfind product. The value written off of $23 was recorded in cost of revenues.
Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recognizes an impairment loss when and to the

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

extent that the recoverable amount of an intangible asset is less than its carrying value.  For the year ended December 31, 2017 the Company recognized a total of $500 of intangible asset impairment charges with respect to product technology, which were recognized as cost of revenues charges on the Company's consolidated statement of operations and comprehensive loss. The impairment charge equals the excess of the carrying value over the asset's fair value. The fair value of the product technology was determined based on Level 3 inputs, which included estimated revenues attributable to product technology, discount and growth rates, as well royalty rates acceptable in the market.

As discussed in Note 1, effective January 1, 2017 the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the asset is not a business. The Company has determined that its transaction with Ellipse in the first quarter of 2017 is considered to be an acquisition of a single asset, therefore, the acquisition is not considered to be an acquisition of a business. The distribution rights asset had been assigned a value of $900 which was comprised of the present value of the license fee payments. Effective August 2017 the transaction was terminated and a new agreement was negotiated among the parties. See Note 1 for further details regarding these agreements. As a result of the termination of the old agreement and the signing of the new agreements the Company reversed the intangible asset and corresponding liability recorded on March 1, 2017 and recorded the distribution rights at the present value of the payments under the new agreements, amounting to $286. The reversal of the aforementioned intangible asset and corresponding liability resulted in a $40 gain that was recognized in sales and marketing expense.
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
2018	$1,905
2019	1,605
2020	1,470
2021	1,410
2022	1,410
Thereafter	3,525
Total	$11,325
Note 6
Goodwill:
Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to identifiable tangible and intangible assets. Goodwill is not amortized, but is reviewed annually for impairment. Goodwill was recorded on the acquisition of the XTRAC and VTRAC businesses on June 22, 2015 as the purchase price exceeded the fair value of the identifiable net assets of the business.

Balance at January 1, 2016	$8,928
Return of purchase price from escrow	(125)
Balance at December 31, 2016 and 2017	$8,803

The Company has no accumulated impairment losses of goodwill as of December 31, 2017.

The goodwill was allocated among the reportable segments in accordance with the provisions of ASC Topic 350-20 and consisted of the following:
December 31, 2017 and 2016

Dermatology Recurring Procedures segment	$7,958
Dermatology Procedures Equipment segment	845
Total	$8,803

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Other Accrued Liabilities:
	December 31, 2017	December 31, 2016

Accrued warranty, current, see Note 1	$109	$102
Accrued compensation, including commissions and vacation	785	1,177
Accrued sales and other taxes	904	439
Distributor rights liability, current	85	-
Accrued professional fees and other accrued liabilities	477	274
Total other accrued liabilities	$2,360	$1,992

Included in accrued sales and other taxes are certain estimated sales and use taxes and related penalties and interest to taxing authorities. The Company has been subject to audits performed by the taxing authorities. The Company uses estimates when accruing its sales and use tax liability, including interest and penalties.  All of the Company's tax positions are subject to audit. While the Company believes all of its estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. The Company believes its accruals cover all probable payments relating to sales and use taxes.
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
The total outstanding convertible debentures was exchanged for convertible Preferred C stock on September 20, 2017, thus there was no remaining outstanding balance as of December 31, 2017.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The July 2014 Debentures were bearing interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures were convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share. The Company's obligations under the July 2014 Debentures were secured by a first priority lien on all of the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (See Note 11, Warrants) and Debentures and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).
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
During the year ended December 31, 2017, the investors converted June 2015 Debentures amounting to $262 into 70,000 shares of common stock. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $197 for the year ended December 31, 2017.
As a condition of the new note facility (See Note 9, Long-term Debt) the Debentures from both the 2014 and 2015 financings were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021 and treated as a modification.
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due June 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principal was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. As there was no intrinsic value for the conversion feature on the date of extinguishment, none of the proceeds were allocated to the extinguishment of the beneficial conversion feature. As such, the difference between the fair value of the convertible preferred stock issued (determined based on the market value of the underlying common stock) and the net carrying value of the convertible debentures of $11,799 was recognized as a loss on extinguishment of debentures.
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
Total interest expense related to these convertible debentures was $3,117 and $3,525 for the years ended December 31, 2017 and 2016, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 9
Long-term Debt:
	December 31, 2017	December 31, 2016

Term note, net of debt discount of $160 and $258, respectively; and deferred financing cost of $171 and $276, respectively	$10,240	$11,466
Less: current portion	(2,387)	(1,714)
Total long-term debt	$7,853	$9,752
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant, beginning in January 2016. On November 10, 2017, the minimum net revenue covenant was amended prospectively. Additionally on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due. The interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5% (9.61% as of December 31, 2017). On March 26, 2018, the Company further amended the minimum net revenue covenant retrospectively to the closing date of the loan in order for the Company to be in compliance with these covenants as of December 31, 2017.  Refer to Note 18 Subsequent Events for additional detail.

Warrants to purchase shares of the Company's common stock that were issued in connection with the credit facility resulted in a discount to the debt. The discount is accreted using the effective interest rate method over the repayment term.
The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:
2018	$2,387
2019	4,092
2020	4,092
$10,571
Note 10
Commitments and Contingencies:
Leases
The Company has entered into various non-cancelable operating lease agreements for real property and several minor operating leases for personal property. These arrangements expire at various dates through 2022. Rent expense was $528 and $783 for the years ended December 31, 2017 and 2016, respectively. The future annual minimum payments under these leases are as follows:
Year Ending December 31,
2018	$426
2019	174
2020	14
2021	14
2022	14
Total	$642

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

For contingencies related to sales and use taxes, see Note 7.
Note 11
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. Currently there are 403,090 of such warrants with an exercise price of $3.75 per share and they expire between February 5, 2019 and April 30, 2019.
The Company recognizes these liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial method. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017	December 31, 2016

Number of shares underlying the warrants	403,090	403,090
Stock price	$1.23	$2.20
Volatility	48.60%	47.00%
Risk-free interest rate	1.76%	1.22%
Expected dividend yield	0%	0%
Expected warrant life	1.12 – 1.35 years	2.12 – 2.35 years
Recurring Level 3 Activity and Reconciliation
The tables below provide a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Issuance Date	December 31, 2016	Decrease in Fair Value	December 31, 2017

10/31/2013	$39	$(37)	$2
2/5/2014	66	(65)	1

Total	$105	$(102)	$3

Issuance Date	December 31, 2015	Decrease in Fair Value	Reclassification to Equity	December 31, 2016

10/31/2013	$379	$(340)	$-	$39
2/5/2014	715	(649)	-	66
7/24/2014 Series A	2,415	(1,573)	(842)	-
7/24/2014 Series B	1,726	(1,713)	(13)	-
6/22/2015	1,807	(1,121)	(686)	-

Total	$7,042	$(5,396)	$(1,541)	$105

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Number of Warrants Subject to Remeasurement:
Issuance Date	December 31, 2017

10/31/2013	137,143
2/5/2014	265,947

Total	403,090
Note 12
Stockholders' Equity:
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company's Board of Directors. There were 36,182 and 0 shares of Series C convertible preferred stock issued and outstanding on December 31, 2017 and 2016, respectively, and there were 0 and 6,000 shares of Series B convertible preferred stock issued and outstanding on December 31, 2017 and 2016, respectively.
Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock.
During October 2017, investors converted Series C Preferred Stock into 1,598,346 shares of common stock.
Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 4,304,425 and 2,166,898 issued and outstanding at December 31, 2017 and 2016, respectively.
Outstanding common stock warrants at December 31, 2017 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	13,865	$55.90
10/31/2013*	4/30/2019	137,143	$3.75
2/5/2014*	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,406,625

*These warrants are classified as liabilities (See Note 11, Warrants).

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 13
Stock-based compensation:
Stock Options
On October 27, 2016, the Company's stockholders approved the Company's adoption of the new 2016 Omnibus Incentive Stock Plan ("2016 Plan") having 2,058,880 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. As of December 31, 2017, the aggregate number of shares of common stock remaining available for issuance for awards under the 2016 Plan totaled 1,624,795.
A summary of option transactions for all of the Company's stock options during the years ended December 31, 2017 and 2016 follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	536,904	$8.07
Granted	468,002	2.90
Exercised	-	-
Expired/forfeited	(104,767)	10.35
Outstanding at December 31, 2016	900,139	5.11
Granted	101,250	1.46
Exercised	-	-
Expired/forfeited	(135,667)	4.78
Outstanding at December 31, 2017	865,722	$4.74
Exercisable at December 31, 2017	542,905	$6.10
Options expected to vest at December 31, 2017	188,484	$2.24
The outstanding and exercisable options at December 31, 2017, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:
Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$1.29 - $5.00	483,585	8.90	$2.58	160,867	$2.90
$5.01 - $10.00	372,500	7.62	6.19	372,500	6.19
$10.01 - $181.00	9,637	5.44	56.65	9,538	56.35
Total	865,722	8.31	$4.74	542,905	$6.10
The weighted average remaining contractual life of exercisable options was 7.84 years and 7.56 years at December 31, 2017 and 2016, respectively.
As the share price as of December 31, 2017 was $1.23, the aggregate intrinsic value for options outstanding and exercisable was $0.
Stock awards under the Company's stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly (see below for specific vesting conditions). Options under the plans expire up to a maximum of ten years from the date of grant.  The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

	Years Ended December 31,
	2017	2016
Risk-free interest rate	1.98 – 2.17%	1.51 – 2.18%
Volatility	46%-48%	50%
Expected dividend yield	0%	0%
Expected life	5.5 years	6.5 years
Estimated forfeiture rate	0%	0%
The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Volatility is based on the Company's historical stock prices matching the expected term of the award. The risk-free rate is based on rates provided by the U.S. Treasury with a term equal to the expected life of the option. The Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.
On December 6, 2016, the Company granted an aggregate of 90,000 options to purchase common stock to the board directors with a strike price of $2.75. The options vested over a one year period and expire ten years from the date of grant. The aggregate fair value of the options granted was $127.
On October 31, 2016, the Company issued 108,501 options to purchase common stock to its Chief Executive Officer with a strike price of $2.75. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $150. Additionally, the Company issued 201,501 options to purchase common stock to its Chief Executive Officer with a strike price of $2.75. These options vest based on performance goals determined by the board of directors for each of the years 2017 through 2019. The aggregate fair value of the options granted was $279. The 67,167 options associated with 2017 performance goals were forfeited effective December 31, 2017 as the goals were not met, and it is not probable that the performance goals for 2018 and 2019 will be met. Accordingly, no compensation expense has been recorded for these performance-based options.
On June 7, 2016, the Company granted an aggregate of 68,000 options to purchase common stock to a number of employees with a strike price of $3.75. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of the options granted was $128.
On May 10, 2017 the Company granted 11,250 options to purchase common stock to a new board director with a strike price of $2.78. The options vested during 2017 and expire ten years from the date of grant.  The aggregate fair value of the options granted was $14.
On December 1, 2017, The Company granted an aggregate of 90,000 options to purchase common stock to the board directors with a strike price of $1.29. The options vest over a one year period and expire ten years from the date of grant. The aggregate fair value of the options granted was $54.
Stock-based compensation expense, which is included in general and administrative expense, for the years ended December 31, 2017 and 2016 was $186 and $113, respectively. As of December 31, 2017 there was $190 in unrecognized compensation expense, which will be recognized over a weighted average period of 1 year.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 14
Income Taxes:
	Year Ended December 31,
	2017	2016
Current:
Federal	$64	$-
State	11	15
	75	15
Deferred:
Federal	(24)	178
State	78	62
	54	240

Income tax expense	$129	$255

The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from net operating loss carryforwards and temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is not more likely than not that a tax benefit will be realized.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as "provisional" when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.
With regards to the Tax Act impact on the tax provision as it relates to the Company for the year ended December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $23.8 million tax expense, which is almost entirely offset by a reduction in the valuation allowance.
With regards to the one-time transition tax, we did not record any tax liability as we estimate that the accumulated earnings and profits of our foreign subsidiary will be in a deficit position. Because of the complexity of the new international tax provisions included in the Act that are not applicable to the Company until 2018, the Company is continuing to evaluate these provisions of the Act and the application of ASC 740.
We will continue to refine our calculations as additional analysis is completed related to the Act. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to the above, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform.
The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

rate of 34% to pretax loss from continuing operations is summarized below:
	For the Years Ended December 31,
	2017	2016

Computed expected tax benefit	$(6,359)	$(1,047)
State tax benefit, net of federal effect	(1,113)	(499)
Warrant value fluctuation	(34)	(1,835)
Tax Cuts and Jobs Act impact	23,834	-
Net (decrease) increase in valuation allowance	(16,199)	3,636
Provision for income taxes	$129	$255
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:
	December 31,
	2017	2016

Deferred tax assets/(liabilities):
Net operating loss carryforward	$50,472	$72,870
Intangible assets	4,595	8,711
Inventory	66	149
Reserves & accrued expenses	228	291
Convertible debt discount	-	(11,097)
Property & equipment	130	432
Non-cash compensation	793	1,127
Goodwill	(414)	(359)
Total deferred tax assets	55,870	72,124
Less: valuation allowance	(56,284)	(72,483)
Net deferred tax assets/(liabilities)	$(414)	$(359)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company's historical net losses, management does not believe that it is more-likely-than not that the Company will realize the benefits of these deferred tax assets and, accordingly, a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2017 and 2016. The Company's valuation allowance against its deferred tax assets decreased by $16,199 for the year ended December 31, 2017.
At December 31, 2017 and 2016, the Company has federal net operating loss carryforwards of approximately $181,413 and $183,658, respectively, to offset future taxable income. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company's ability to utilize its net operating losses in the future. The February 2014, July 2014 and June 2015 equity raises by the Company, will likely limit the annual use of these net operating loss carryforwards. Although the Company has not performed a Section 382 study, any limitation of its pre-change net operating loss carryforwards that would result in a reduction of its deferred tax asset would also have an equal and offsetting adjustment to the valuation allowance.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The Company does not have any uncertain tax positions or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable.  The company's tax years are still under open status from 2014 to present.  All open years may be examined to the extent that net operating loss carryforward are used in future periods.

Note 15
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generated revenues from the sale and usage of imaging devices. The Company has announced that it will no longer support the imaging devices effective September 30, 2017 thus there will be minimal continuing revenues for this segment. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments.
The following tables reflect results of operations from our business segments for the periods indicated below:
Year Ended December 31, 2017

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$22,640	$8,792	$17	$31,449
Costs of revenues	8,744	4,529	225	13,498
Gross profit	13,896	4,263	(208)	17,951
Gross profit %	61.4%	48.5%	-1223.5%	57.1%

Allocated operating expenses:
Engineering and product development	1,431	279	1	1,711
Selling and marketing expenses	9,454	1,795	0	11,249

Unallocated operating expenses	-	-	-	7,401
	10,885	2,074	1	20,361
Income (loss) from operations	3,011	2,189	(209)	(2,410)

Interest expense, net	-	-	-	(4,612)
Change in fair value of warrant liability	-	-	-	102
Other income (expense), net	-	-	-	17
Loss on extinguishment of debentures	-	-	-	(11,799)

Income (loss) before income taxes	$3,011	$2,189	$(209)	$(18,702)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Year Ended December 31, 2016

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$23,508	$7,065	$134	$30,707
Costs of revenues	8,763	3,506	367	12,636
Gross profit	14,745	3,559	(233)	18,071
Gross profit %	62.7%	50.4%	(173.9%)	58.8%

Allocated operating expenses:
Engineering and product development	1,288	210	431	1,929
Selling and marketing expenses	11,541	375	186	12,102

Unallocated operating expenses	-	-	-	7,637
	12,829	585	617	21,668
Income (loss) from operations	1,916	2,974	(850)	(3,597)

Interest expense, net	-	-	-	(4,900)
Change in fair value of warrant liability	-	-	-	5,396
Other income (expense), net	-	-	-	21

Income (loss) before income taxes	$1,916	$2,974	$(850)	$(3,080)
For the year ended December 31, 2017 and 2016 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:

	Years Ended December 31,
	2017	2016
Domestic	$26,178	$24,486
Foreign	5,271	6,221
	$31,449	$30,707

As of December 31, 2017 and 2016, total assets by reportable segment were as follows:

	December 31,
Assets:	2017	2016
Dermatology Recurring Procedures	$29,722	$34,612
Dermatology Procedures Equipment	4,403	3,980
Dermatology Imaging	-	265
Other unallocated assets	4,506	4,336
Consolidated total	$38,631	$43,193
Substantially all long lived assets were located in domestic markets for both of the years ended December 31, 2017 and 2016.
Note 16
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

shares of common stock, having an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance. Refer to Note 8 for additional information on the terms of the Debentures and for information on the interest expense relating to the Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 of principal was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. As there was no intrinsic value for the conversion feature on the date of extinguishment, none of the proceeds were allocated to the extinguishment of the beneficial conversion feature. As such, the difference between the fair value of the convertible preferred stock issued (determined based on the market value of the underlying common stock) and the net carrying value of the convertible debentures (adjusted for unamortized premium discount), of $11,799 was recognized as a loss on extinguishment of debentures. See Note 12 for additional information on Series C Convertible Preferred Stock.
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which are the same. Under the terms of their respective agreements, each director agrees to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The consultant will make himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and will report to the Board of Directors quarterly and otherwise when requested by the Board. The agreements had been extended through June 30 and December 31, 2017 for Mr. Navarro and Mr. O'Donnell, respectively. The directors were each to be paid an up-front fee of $40 for advice and services rendered prior to the date of the agreement, including advice related to the acquisition of the XTRAC and VTRAC assets and the structuring of the financing for that acquisition, a retainer of $10 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of their respective agreements, and reimbursement of pre-approved, out-of-pocket expenses. The agreements expired per their terms on June 30, 2017 and December 31, 2017, respectively, and no extensions or renewals of the agreement were entered into. The Company expensed $180 and $240 related to these agreements during the years ended December 31, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
During 2017, Modevity LLC ("Modevity"), the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet and allowing its users to collaborate securely from any mobile or desktop device, has provided certain consulting services to the Company advising on the development of our digital media and marketing initiatives, including providing assistance in our first limited test of targeted advertising using Facebook. Our Board member, James Coyne, has been the Chief Executive Officer of Modevity since helping to found the company in April 2004.  To date, Modevity has provided this assistance without charge to the Company. Independent of these services provided by Modevity, in November 2017 the Company entered into an agreement with Olympic Media, a company founded by Ryan Coyne, the son of James Coyne, to create and execute a focused tactical plan to leverage new and existing digital assets across social and digital platforms to drive psoriasis and vitiligo sufferers to the Company's website and call center for conversion to new patient appointments. The agreement with Olympic Media provides for no minimum payments or other financial commitments and is terminable by either party without penalty on ten days written notice. During December 2017, the Company made a $30 payment to Olympic Media. James Coyne has no financial interest in Olympic Media.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 17
Significant Customer Concentration:
For the year ended December 31, 2017, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $5,264, or 16.7%, of total revenues for such period. At December 31, 2017, the accounts receivable balance from GlobalMed Technologies was $475, or 15.1%, of total net accounts receivable. For the year ended December 31, 2016, revenues from sales to the Company's international master distributor were $6,093, or 19.8% of total revenues for such period. No other customer represented more than 10% of total company revenues for the year ended December 31, 2017 and 2016. No other customer represented more than 10% of total accounts receivable as of December 31, 2017.
Note 18
Subsequent Events:
Series C Preferred Stock Conversion
During January 2018, investors converted Series C Preferred Stock into 75,000 shares of common stock.
Third Amendment – MidCap Credit and Security Agreement
On March 26, 2018 we entered into a Third Amendment to Credit and Security Agreement with Midcap. For the period beginning on the Closing Date and ending on January 31, 2018, the gross revenue in accordance with GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule.  The Amendment waives the event of default related to the revenue covenant for period ending February 2018.  The Amendment also amends a monthly net revenue covenant for March and April 2018.
MidCap Non-binding Letter of Intent
In connection with the proposed investment led by Accelmed Growth Partners L.P. ("Accelmed") described below, we entered into a non-binding letter of intent dated March 30, 2018 with Midcap to terminate the existing Midcap loan agreement and replace it with a new agreement.  This new agreement is contingent upon our raising $14,000 in new equity financing and the repayment of $3,000 on the current facility.  Under the new agreement among other terms, the base amount of the loan is to be $7,571; the term is for 48 months; interest only payments for the first 18 months; and straight-line principal payments for the remaining 30 months.   This loan will be collateralized by substantially all the assets of the Company and will contain certain financial and non-financial covenants.
Stock Purchase and Subscription Agreements
Accelmed Stock Purchase Agreement
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") and a Registration Rights Agreement with Accelmed investing $13,000 into the Company at a price per share of $1.08, upon closing Accelmed will receive 12,037,037shares of our common stock.
The Company may incur additional expenses, or Acclemed may receive additional shares in the event of certain contingencies. The Company is required to reimburse Accelmed for its legal, consulting, due diligence and administrative costs related to the proposed stock purchase, including the reasonable legal fees, disbursements and related charges of Accelmed's counsel in an aggregate amount not to exceed $400 (or up to $500 in the event of certain contingencies, and subject to no cap in the event the Company's stockholders do not approve the transaction) at the earliest of (i) the closing, or (ii) the termination of Accelmed SPA for any reason other than by reason of a breach of the Accelmed SPA by Accelmed. The Company may also be obligated to pay a breakup fee of $600 in the event the Company's board of directors makes a recommendation against the approval of the transaction. The Accelmed SPA also requires that the Company indemnify Accelmed for certain items as defined in SPA.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

In connection with the Accelmed investment, the Company has agreed to pay a fee equal to 4% of the amount paid at closing to HC Wainwright, the Company's placement agent. This fee is in addition to the fees that will be owed to Fairmount Partners, the Company's financial  advisor. Upon the closing of the Accelmed transaction, the Company is obligated to pay Fairmount Partners a fee of $680 of which $100 has been paid as a retainer, leaving a balance to be paid at closing of $580. In the event the Company becomes obligated to pay additional investment advisors fees, the Company is obligated to indemnify Accelmed for the additional payment.
Broadfin Capital and Sabby Management Stock Purchase Agreements
In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018, each for approximately $1,000 with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin will receive 925,926 shares of our common stock at a price per share of $1.08.
In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the "Leak-Out Agreements"). Under the terms of  each of the respective Leak-Out Agreements, the stockholder has agreed that from the later of (a) the date that the approval by the shareholders of the transactions and deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of Common Stock of the Company  held by the Stockholder on the date hereof or issuable to the Stockholder upon conversion of shares of the Company's Preferred Stock held by the Stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per Company Share less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clauses (a) or (b),  otherwise approved by the Company's Board of Directors, (2) in the case of either clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in the Stock Purchase Agreement) or (3) in the case of either clauses (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any  of its subsidiaries.
Subscription Agreements
Two separate subscription agreements were also executed on March 30, 2018 in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share.
Change in Executive Leadership and Board Members
Pursuant to the Accelmed SPA, on April 10, 2018, we will have a change in administration by which, Dr. Dolev Rafaeli will become Interim Chief Executive Officer and Frank J McCaney, our current CEO, will become Interim Chief Financial Officer. Additionally, effective after the closing of the investment at least five of the current board members will resign  Accelmed shall have the right to fill all the remaining vacancies effective as of the Closing.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The transaction is subject to shareholder approval. Sabby and Broadfin have delivered to the Company a voting undertaking obligating Broadfin and Sabby to (a) increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders, and (b) vote all their voting shares in the Company at the meeting to approve the proposed transaction.

The Company intends to schedule a special meeting of the shareholders as soon as practical and within the time limits set forth in the Accelmed SPA.