Form 10-Q
period 2018-03-31
STRATA Skin Sciences, Inc.
filed 2018-05-15
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer's common stock as of May 11, 2018 was 7,058,636 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information
ITEM 1. Financial Statements
STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,417	$4,069
Accounts receivable, net of allowance for doubtful accounts of $171 and $172, respectively	2,491	3,141
Inventories	3,029	3,009
Prepaid expenses and other current assets	1,379	533
Total current assets	10,316	10,752

Property and equipment, net	6,916	7,703
Intangible assets, net	10,672	11,325
Goodwill	8,803	8,803
Other assets	48	48
Total assets	$36,755	$38,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$252	$357
Current portion of long-term debt	3,410	2,387
Accounts payable	2,658	2,277
Other accrued liabilities	2,216	2,360
Deferred revenues	440	291
Total current liabilities	8,976	7,672

Long-term liabilities:
Long-term debt, net	6,869	7,853
Deferred tax liability	454	414
Other liabilities	649	447
Total liabilities	16,948	16,386

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.10 par value, 10,000,000 shares authorized; 35,980 and 36,182 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Common Stock, $.001 par value, 150,000,000 shares authorized; 4,379,425 and 4,304,425 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	251,662	251,643
Accumulated deficit	(231,863)	(229,406)
Total stockholders' equity	19,807	22,245
Total liabilities and stockholders' equity	$36,755	$38,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$6,466	$7,097

Cost of revenues	3,295	2,733

Gross profit	3,171	4,364

Operating expenses:
Engineering and product development	338	475
Selling and marketing	2,871	2,975
General and administrative	1,803	1,601
	5,012	5,051

Operating loss before other income (expense), net	(1,841)	(687)

Other income (expense), net:
Interest expense, net	(363)	(1,346)
Other income (expense), net	21	(132)
	(342)	(1,478)

Loss before income taxes	(2,183)	(2,165)

Income tax expense	40	70

Net loss	$(2,223)	$(2,235)

Net loss per common share - basic and diluted	$(0.13)	$(1.03)

Shares used in computing net loss per basic and diluted common share	4,371,369	2,176,731

Net loss per Preferred C share - basic and diluted	$(46.54)	$-

Shares used in computing net loss per basic and diluted Preferred C share	36,002	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
BALANCE, DECEMBER 31, 2017	36,182	$4	4,304,425	$4	$251,643	$(229,406)	$22,245
Adoption of accounting standard	-	-	-	-	-	(234)	(234)
BALANCE, JANUARY 1, 2018	36,182	4	4,304,425	4	251,643	(229,640)	22,011
Stock-based compensation	-	-	-	-	19	-	19
Conversion of convertible preferred stock into common stock	(202)	-	75,000	-	-	-	-
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(2,223)	(2,223)
BALANCE, MARCH 31, 2018	35,980	$4	4,379,425	$4	$251,662	$(231,863)	$19,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,223)	$(2,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,413	1,543
Loss on disposal of property and equipment	182	-
Impairment of intangible asset	226	-
Stock-based compensation	19	52
Deferred tax provision	40	60
Amortization of debt discount	19	723
Amortization of deferred financing costs	20	54
Change in fair value of warrant liability	(1)	132
Changes in operating assets and liabilities:
Accounts receivable	650	102
Inventories	(20)	147
Prepaid expenses and other assets	(669)	(188)
Accounts payable	381	354
Other accrued liabilities	(119)	(61)
Other liabilities	227	36
Deferred revenues	(85)	99
Net cash provided by operating activities	60	818

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(375)	(683)
Purchases of property and equipment, net	(6)	(200)
Payments on distributor rights liability	(24)	-
Net cash used in investing activities	(405)	(883)

Cash Flows From Financing Activities:
Advance fees related to equity offering	(202)	-
Payments on notes payable	(105)	(100)
Net cash used in financing activities	(307)	(100)

Net decrease in cash and cash equivalents	(652)	(165)
Cash and cash equivalents, beginning of period	4,069	3,928

Cash and cash equivalents, end of period	$3,417	$3,763

Supplemental information:
Cash paid for interest	$276	$540

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$-	$56
Acquisition of distributor rights asset and license liability	$-	$900

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC ® laser and VTRAC ® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, a micropigmentation device.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received FDA clearance in 2000. As of March 31, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems employed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment for an agreed upon period not to exceed an agreed upon number of treatments. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.
During 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. The license fee amounted to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286 which was recorded as an intangible asset. Effective March 31, 2018, as result of the change in management (see Note 2), the Company has determined that it will no longer continue to market the Nordlys and the distribution rights agreement will be terminated effective May 31, 2018. As a result, the Company has fully impaired the distribution rights intangible asset; see Note 6, Intangible Assets, net.
Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPen. This three-year agreement allows for two one-year extensions.
Basis of Presentation:
Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.
Unaudited interim consolidated financial statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of cash flows and consolidated statement of changes in equity, for the periods presented in accordance with GAAP. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K  for the year ended

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

December 31, 2017, and other forms filed with the SEC from time to time.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three months ended March 31, 2017 the Company reclassified such reimbursements in the amount of $175 from selling and marketing expenses to revenues.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2017 Form 10-K, and there have been no changes to the Company's significant account policies during the three months ended March 31, 2018 except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards later within this Note 1.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2018, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the estimated useful lives of intangible assets and property and equipment, (3) the inputs used in determining the fair value of equity-based awards, (4) the valuation allowance related to deferred tax assets and (5) the fair value of financial instruments, including derivative instruments.
Fair Value Measurements
The Company measures and discloses fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 – unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•
Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•
Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the fair value of the Company's common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of March 31, 2018 and December 31, 2017, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the rate on the debt being at market.

Several of the warrants outstanding as of March 31, 2018 and 2017 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company. All such warrants are classified as derivatives and are the Company's only recurring fair value measurement. These warrants have been recorded at their fair value using a binomial option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. See Note 10, Warrants, for additional discussion. The fair value of the derivatives was insignificant at March 31, 2018 and December 31, 2017, respectively.
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
The following table presents the calculation of basic and diluted net loss per share by each class of security for the three months ended March 31, 2018:
Three Months Ended March 31, 2018
	Common stock	Series C Preferred stock

Net loss	($ 547)	($ 1,676)

Weighted average number of shares outstanding during the period	4,371,369	36,002

Basic and Diluted net loss per share	($ 0.13)	($ 46.54)
For the three months ended March 31, 2018, diluted net loss per common share and Series C Preferred share is equal to the basic net loss per common share and Series C Preferred share, respectively, since all potentially dilutive securities are antidilutive.
For the three months ended March 31, 2017, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are antidilutive. The loss on the change in fair value of the warrant liability would be considered in the diluted earnings per share calculation and was deemed to be antidilutive.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The weighted average of potential common stock equivalents outstanding during the three months ended March 31, 2018 and 2017 consist of common stock equivalents of senior secured convertible debentures, common stock purchase warrants, convertible preferred stock and common stock options, which are summarized as follows:
	March 31,
	2018	2017
Common stock equivalents of convertible debentures	-	9,206,526
Common stock purchase warrants	2,406,625	2,406,625
Common stock equivalents of convertible preferred stock	13,383,691	467,836
Common stock options	876,127	898,331
Total	16,666,443	12,979,318
Adoption of New Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method with a cumulative adjustment that increased its accumulated deficit and deferred revenue by approximately $234 as of January 1, 2018. The cumulative adjustment was related to the promise to provide service type warranties related to sales of dermatology procedures equipment. A portion of the transaction price of equipment sold with these service type warranties is allocated to such warranties based on their stand-alone selling price, and the Company now recognizes revenue from these service type warranties ratably over the warranty term. The method used to estimate stand-alone selling price is the price observed in transactions where the customer is charged a discrete price for the extended warranty.
Other than the above change related to warranties, the adoption of this standard did not have an impact on the Company's results of operations for the three months ended March 31, 2018. The impact from adopting this standard on the Company's statement of operations and comprehensive loss for the three months ended March 31, 2018 is as follows:
	For the Three Months Ended March 31, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$6,466	$6,496	$(30)

See Note 3 for additional information.

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

In February 2016, the FASB issued ASU 2016-02: Leases. The ASU introduces a lessee model that results in most leases impacting the balance sheet. Under ASU 2016-02, lessees will be required to recognize, for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Also, the new standard aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition model. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. With regard to the Company's revenue from short-term leases, we do not expect the new standard to have a material impact on our consolidated financial statements.
Note 2
Liquidity and Going Concern

Equity Financing and Change in Executive Leadership
On March 30, 2018, the Company entered into multiple agreements in order to obtain $17,000 of equity financing from the following sources:
•
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") and a Registration Rights Agreement with Accelmed Growth Partners L.P. ("Accelmed") investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed will receive 12,037,037 shares of our common stock.

•
In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018, each for approximately $1,000 with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin will receive 925,926 shares of our common stock at a price per share of $1.08.

•
Two separate subscription agreements were also executed on March 30, 2018 in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share.

The Company may incur additional expenses, or Accelmed may receive additional shares in the event of certain contingencies. The Company is required to reimburse Accelmed for its legal, consulting, due diligence and administrative costs related to the proposed stock purchase, including the reasonable legal fees, disbursements and related charges of Accelmed's counsel in an aggregate amount not to exceed $400 (or up to $500 in the event of certain contingencies, and subject to no cap in the event the Company's stockholders do not approve the transaction) at the earliest of (i) the closing, or (ii) the termination of Accelmed SPA for any reason other than by reason of a breach of the Accelmed SPA by Accelmed. The Company may also be obligated to pay a breakup fee of $600 in the event the Company's board of directors makes a recommendation against the approval of the transaction. The Accelmed SPA also requires that the Company indemnify Accelmed for certain items as defined in SPA.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
In connection with the Accelmed investment, the Company has agreed to pay a fee equal to 4% of the amount paid at closing to HC Wainwright, the Company's placement agent. This fee is in addition to the fees that will be owed to Fairmount Partners, the Company's financial advisor. Upon the closing of the Accelmed transaction, the Company is obligated to pay Fairmount Partners a fee of $692 of which $100 has been paid as a retainer, leaving a balance to be paid at closing of $592. In the event the Company becomes obligated to pay additional investment advisors fees, the Company is obligated to indemnify Accelmed for the additional payment.
The Company incurred $844 of costs related to the equity financing during the three months ended March 31, 2018. These costs were capitalized and are presented within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet as of March 31, 2018. Upon the closing of the transaction, these costs will be reclassified from other current assets to stockholders' equity as an offset to the proceeds from the transaction.
In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the "Leak-Out Agreements"). Under the terms of each of the respective Leak-Out Agreements, the stockholder has agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of Common Stock of the Company held by the Stockholder on the date hereof or issuable to the Stockholder upon conversion of shares of the Company's Preferred Stock held by the Stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per Company Share less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clauses (a) or (b), otherwise approved by the Company's Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in the Stock Purchase Agreement) or (3) in the case of either clauses (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries.
Pursuant to the Accelmed SPA, on April 10, 2018, we had a change in administration by which Dr. Dolev Rafaeli became Interim Chief Executive Officer and Frank J. McCaney, our former CEO, became Interim Chief Financial Officer. Additionally, effective after the closing of the investment at least five of the current board members will resign. Accelmed shall have the right to fill all the remaining vacancies effective as of the closing of the investment.
The transaction is subject to shareholder approval. Sabby and Broadfin have delivered to the Company a voting undertaking obligating Sabby and Broadfin to (a) increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders, and (b) vote all their voting shares in the Company at the meeting to approve the proposed transaction.
The Company intends to schedule a special meeting of the shareholders as soon as practicable and within the time limits set forth in the Accelmed SPA. The meeting is currently scheduled for May 23, 2018.
MidCap Non-binding Letter of Intent
In connection with the proposed investment led by Accelmed described above, we entered into a non-binding letter of intent dated March 30, 2018 with MidCap to terminate the existing MidCap loan agreement and replace it with a new agreement. This new agreement is contingent upon our raising $14,000 in new equity financing and the repayment of $3,000 on the current facility. Under the new agreement among other terms, the base amount of the loan is to be $7,571; the term is for 48 months; interest only payments for the first 18 months; and straight-line principal payments for the remaining 30 months. This loan will be collateralized by substantially all the assets of the Company and will contain certain financial and non-financial covenants.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Liquidity

As of March 31, 2018, the Company had an accumulated deficit of $231,863 and had been incurring losses since inception as well as negative cash flows from operations until 2016. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

While management believes that its current cash and cash equivalents as of March 31, 2018, combined with the anticipated revenues from the sale of the Company's products will be sufficient to satisfy its working capital needs, and capital asset purchases, for the next 12 months following the filing of this form 10-Q, there is a risk associated with the Company's ability to meet its debt obligations should the Company breach its debt covenants. The current MidCap agreement has financial covenants including a minimum monthly net revenue covenant. If the Company fails to meet the revenue covenant, it may be declared in breach of the credit facility agreement, and MidCap would have the option to call the full debt balance outstanding under the credit facility agreement, which was $10,279 as of March 31, 2018. The Company has 30 days to report a default and upon notice from MidCap of a financial covenant breach, the Company has an additional 10 business days to cure such default. The Company, however, cannot be certain that this default will be cured in such period or at all.

The equity financings described in this footnote are subject to shareholder approval. Therefore, there is uncertainty whether the Company will close on the equity purchase and subscription agreements as well as the MidCap non-binding letter of intent.While there is no guarantee of shareholder approval, management is confident that shareholders will reach both a quorum and a positive vote since Sabby and Broadfin, per the voting agreement described above, have proposed to increase their respective blockers to a combined 19.99% of the vote.

Note 3
Revenue:

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated as short term operating leases, and thus are outside the scope of ASC 606 and are accounted for in accordance with ASC 840, Leases. While these are not operating leases contractually, these are viewed as operating leases for accounting purposes since in these arrangements the Company provides the customers the rights to use the treatment equipment and the customers control physical access to the treatment equipment while controlling the utility and output of such equipment during the term of the arrangement. For the first type of arrangement, fees are recognized as revenue over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. For the second type of arrangement fees are recognized as revenue ratably on a straight-line basis over the term period specified in the agreement. Contingent amounts that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Prepaid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above.

The fee charged is inclusive of the use of the system and the services provided by the Company to the customer, which include system maintenance, and other services. The Company considers the other service and support elements in the contract to be perfunctory and inconsequential.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt.

The remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations for the Company include the potential obligation to perform under extended warranties, but excludes leases. As of March 31, 2018 the aggregate amount of the transaction price allocated to remaining performance obligations was $264, and the Company expects to recognize $89 of the remaining performance obligations over the subsequent twelve months and the remainder thereafter.

Contract assets primarily relate to the Company's rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $89 of short-term contract liabilities is presented as deferred revenues on the Condensed Consolidated Balance Sheets, and the $175 of long-term contract liabilities is presented within Other Liabilities. For the three months ended March 31, 2018, $7 was recognized as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of January 1, 2018.

The following table presents the Company's revenue disaggregated by segment and geographical region for the three months ended March 31, 2018. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company's international master distributor for physicians based in Asia.

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$4,498	$657	$5,155
Foreign	-	1,311	1,311
Total	$4,498	$1,968	$6,466

Note 4
Inventories:
	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials and work in progress	$2,601	$2,490
Finished goods	428	519
Total inventories	$3,029	$3,009
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 5
Property and Equipment, net:
	March 31, 2018	December 31, 2017
	(unaudited)
Lasers placed-in-service	$17,746	$17,820
Equipment, computer hardware and software	462	462
Furniture and fixtures	130	124
Leasehold improvements	31	31
	18,369	18,437
Accumulated depreciation and amortization	(11,453)	(10,734)
Property and equipment, net	$6,916	$7,703
Depreciation and related amortization expense was $986 and $1,089 for the three months ended March 31, 2018 and 2017, respectively.
Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets:
	March 31, 2018	December 31, 2017
	(unaudited)
Core technology	$5,700	$5,700
Product technology	1,500	1,500
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	-	286
	15,600	15,886
Accumulated amortization	(4,928)	(4,561)
Intangible assets, net	$10,672	$11,325
Related amortization expense was $427 and $454 for the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018, the Company wrote off distribution rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product. The value written off of $226 was recorded in selling and marketing expense. See Note 17, Subsequent Events for details on the termination of the distribution rights agreement.
Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:
Remaining 2018	$1,207
2019	1,610
2020	1,510
2021	1,410
2022	1,410
Thereafter	3,525
Total	$10,672

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

Note 7
Other Accrued Liabilities:
	March 31, 2018	December 31, 2017
	(unaudited)
Accrued warranty, current	$120	$109
Accrued compensation, including commissions and vacation	744	785
Accrued sales and other taxes	872	904
Distributor rights liability, current	88	85
Accrued professional fees and other accrued liabilities	392	477
Total other accrued liabilities	$2,216	$2,360

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

Note 8
Long-term Debt:
	March 31, 2018	December 31, 2017
	(unaudited)
Term note, net of debt discount of $141 and $160, respectively; and deferred financing cost of $151 and $171, respectively	$10,279	$10,240
Less: current portion	(3,410)	(2,387)
Total long-term debt	$6,869	$7,853
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility is December 1, 2020. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively. Additionally on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due. The interest rate on the credit facility is one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5% (9.91% as of March 31, 2018).
On March 26, 2018 we entered into a Third Amendment to the Agreement with MidCap. For the period beginning on the closing date of the loan and ending on January 31, 2018, the gross revenue in accordance with GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule. The Amendment waives the event of default related to the revenue covenant for period ending February 2018. The Amendment also amends the monthly net revenue covenant for March and April 2018. The Company was in compliance with the covenant as of March 31, 2018.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:
Remaining in 2018	$2,387
2019	4,092
2020	4,092
$10,571
Note 9
Convertible Debentures:
The total outstanding convertible debentures was exchanged for convertible Preferred C stock on September 20, 2017, thus there was no remaining outstanding balance as of March 31, 2018 or December 31, 2017.
Total interest expense related to these convertible debentures was $0 and $990 for the three months ended March 31, 2018 and 2017, respectively.
Note 10
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. Currently there are 403,090 of such warrants with an exercise price of $3.75 per share and they expire between February 5, 2019 and April 30, 2019. The fair value of these derivatives is insignificant as of March 31, 2018 and December 31, 2017, respectively. The change in fair value of these derivatives was recorded as $1 of other income and $132 of other expense for the three months ended March 31, 2018 and 2017, respectively.
Note 11
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants at March 31, 2018 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

4/26/2013	4/26/2018	13,865	$55.90
10/31/2013*	4/30/2019	137,143	$3.75
2/5/2014*	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,406,625
*These warrants are classified as liabilities.
Note 12
Stock-based compensation:
At March 31, 2018, the Company had 2,208,781 options outstanding with a weighted-average exercise price of $2.38. 538,029 options are vested and exercisable.
On March 30, 2018, the Company issued 1,557,628 options to purchase common stock to its Interim Chief Executive Officer with a strike price of $1.12. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $950.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
Stock-based compensation expense, which is included in general and administrative expense, for the three months ended March 31, 2018 and 2017 was $19 and $52, respectively. As of March 31, 2018 there was $1,034 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.7 years.
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
Income tax expense of $40 and $70 for the three months ended March 31, 2018 and 2017, respectively, was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
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
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest expense and other income (expense), net are also not allocated to the operating segments.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)

The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended March 31, 2018 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$4,498	$1,968	$6,466
Costs of revenues	1,949	1,346	3,295
Gross profit	2,549	622	3,171
Gross profit %	56.7%	31.6%	49.0%

Allocated operating expenses:
Engineering and product development	274	64	338
Selling and marketing expenses	2,216	655	2,871

Unallocated operating expenses	-	-	1,803
	2,490	719	5,012
Income (loss) from operations	59	(97)	(1,841)

Interest expense, net	-	-	(363)
Other income, net	-	-	21

Income (loss) before income taxes	$59	$(97)	$(2,183)

Three Months Ended March 31, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,556	$1,537	$4	$7,097
Costs of revenues	2,042	691	-	2,733
Gross profit	3,514	846	4	4,364
Gross profit %	63.2%	55.0%	100.0%	61.5%

Allocated operating expenses:
Engineering and product development	416	58	1	475
Selling and marketing expenses	2,773	202	-	2,975

Unallocated operating expenses	-	-	-	1,601
	3,189	260	1	5,051
Income (loss) from operations	325	586	3	(687)

Interest expense, net	-	-	-	(1,346)
Other expense, net	-	-	-	(132)

Income (loss) before income taxes	$325	$586	$3	$(2,165)

For the three months ended March 31, 2018 and 2017 there were no material net revenues attributable to any individual foreign country. Net revenues by geographic area were, as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
	Three Months Ended March 31,
	2018	2017
Domestic	$5,155	$6,014
Foreign	1,311	1,083
	$6,466	$7,097

Long-lived assets were 100% located in domestic markets as of March 31, 2018 and December 31, 2017.
Note 15
Significant Customer Concentration:
For the three months ended March 31, 2018, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,311, or 20.3%, of total revenues for such period. At March 31, 2018, the accounts receivable balance from GlobalMed Technologies was $360, or 14.5%, of total net accounts receivable.

For the three months ended March 31, 2017, revenues from sales to GlobalMed Technologies were $1,078, or 15.2%, of total revenues for such period. At March 31, 2017, the accounts receivable balance from GlobalMed Technologies was $467, or 15.6%, of total net accounts receivable.

No other customer represented more than 10% of total company revenues for the three months ended March 31, 2018 and 2017. No other customer represented more than 10% of total accounts receivable as of March 31, 2018 and 2017.

Note 16
Related Parties:
On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million shares of common stock, having an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance. Refer to Note 9 for information on the interest expense relating to the Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.
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
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which were the same. Under the terms of their respective agreements, each director agreed to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The respective consultant made himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
times and reported to the Board of Directors quarterly and otherwise when requested by the Board. The agreements had been extended through June 30 and December 31, 2017 for Mr. Navarro and Mr. O'Donnell, respectively. The directors were each to be paid an up-front fee of $40 for advice and services rendered prior to the date of the agreement, including advice related to the acquisition of the XTRAC and VTRAC assets and the structuring of the financing for that acquisition, a retainer of $10 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of their respective agreements, and reimbursement of pre-approved, out-of-pocket expenses. The agreements expired per their terms on June 30, 2017 and December 31, 2017, respectively, and no extensions or renewals of the agreement were entered into.
During 2017, Modevity LLC ("Modevity"), the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet and allowing its users to collaborate securely from any mobile or desktop device, has provided certain consulting services to the Company advising on the development of our digital media and marketing initiatives, including providing assistance in our first limited test of targeted advertising using Facebook. Our Board member, James Coyne, has been the Chief Executive Officer of Modevity since helping to found the company in April 2004. To date, Modevity has provided this assistance without charge to the Company. Independent of these services provided by Modevity, in November 2017 the Company entered into an agreement with Olympic Media, a company founded by Ryan Coyne, the son of James Coyne, to create and execute a focused tactical plan to leverage new and existing digital assets across social and digital platforms to drive psoriasis and vitiligo sufferers to the Company's website and call center for conversion to new patient appointments. The agreement with Olympic Media provides for no minimum payments or other financial commitments and is terminable by either party without penalty on ten days written notice. During the three months ended 2018, the Company incurred $13 of expense related to Olympic Media. James Coyne has no financial interest in Olympic Media.
Note 17
Subsequent Events:
From April 1, 2018 through May 11, 2018, investors converted Series C Preferred Stock into 2,679,211 shares of common stock.
On April 30, 2018, the Company received a letter from Ellipse A/S that acknowledges the Company's termination of all salespeople engaged with the sale of Nordlys products and terminates the distribution agreement effective May 31, 2018. The Company is in the process of arranging for continuity of its service and warranty obligations for Nordlys products previously sold under the distribution agreement.

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our," "STRATA," "STRATA Skin Sciences" or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
STRATA Skin Sciences, Inc. ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN™ MicroSystems, a micropigmentation device.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under our recurring revenue model, down from 791 at the end of March 31, 2017. Under the recurring revenue model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2017, over 335,000 XTRAC laser treatments were performed on approximately 21,000 patients in the United States.
During 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. The license fee amounted to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286 which was recorded as an intangible asset. Effective March 31, 2018, as result of the change in management (see Note 2), the Company has determined that it will no longer continue to market the Nordlys and the distribution rights agreement will be terminated effective May 31, 2018. As a result, the Company has fully impaired the distribution rights intangible asset; see Note 6, Intangible Assets, net.
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
•
Nordlys System. Nordlys has 16 indications cleared by FDA and has the ability to use a multitude of light based technologies all in on compact platform–SWT (Selective Waveband Technology: the latest evolution and advancement of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology. Effective March 31, 2018, the Company has determined that it will no longer continue to market the Nordlys system.

•
STRATAPEN™. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas, and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Sales and Marketing
As of March 31, 2018, our sales and marketing personnel consisted of 47 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended March 31, 2018 except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, as filed with the SEC with our Annual Report on Form 10-K filed on April 2, 2018.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three segments for the periods indicated below:
	For the Three Months Ended March 31,
	2018	2017
Dermatology Recurring Procedures	$4,498	$5,556
Dermatology Procedures Equipment	1,968	1,537
Dermatology Imaging	-	4

Total Revenues	$6,466	$7,097

Dermatology Recurring Procedures
Revenues from Dermatology Recurring Procedures for the three months ended March 31, 2018 was $4,498 which approximates 64,000 treatments, with prices from $65 to $95 per treatment. Revenues from Dermatology Recurring Procedures for the three months ended March 31, 2017 was $5,556 which approximates 82,000 treatments, with prices from $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been understood well enough among both sufferers and providers; and the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have a direct to patient program for XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. The decrease in the number of treatments performed for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was a result of decreased advertising expenditures. A portion of the proceeds from the impending equity financing will be used to fund an increase in advertising expenditures in the latter half of 2018 and beyond, which we expect will drive an increase in revenues from Dermatology Recurring Procedures.
Revenues from Dermatology Recurring Procedures are recognized over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2018 and 2017, we deferred net revenues of $219 and $207, respectively which will be recognized as revenue over the remaining contract term.
Dermatology Procedures Equipment
For the three months ended March 31, 2018 dermatology equipment revenues were $1,968. Internationally, we sold 19 systems for the three months ended March 31, 2018, (13 XTRAC and 6 VTRAC). Domestically, we sold 5 XTRAC systems for the three months ended March 31, 2018. Additionally we sold 3 Nordlys systems and 43 STRATAPEN MicroSystems for the three months ended March 31, 2018.
For the three months ended March 31, 2017 dermatology equipment revenues were $1,537. Internationally, we sold 9 systems for the three months ended March 31, 2017, (8 XTRAC and 1 VTRAC ). Domestically, we sold 5 XTRAC systems for the three months ended March 31, 2017.
Cost of Revenues
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended March 31,
	2018	2017
Dermatology Recurring Procedures	$1,949	$2,042
Dermatology Procedures Equipment	1,346	691
Dermatology Imaging	-	-

Total Cost of Revenues	$3,295	$2,733
Gross Profit Analysis
Gross profit decreased to $3,171 for the three months ended March 31, 2018 from $4,364 during the same period in 2017. As a percentage of revenues, the gross margin was 49.0% for the three months ended March 31, 2018, down from 61.5% during the same period in 2017.

The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended March 31,
	2018	2017
Revenues	$6,466	$7,097
Percent decrease	(8.9%)
Cost of revenues	3,295	2,733
Percent increase	20.6%
Gross profit	$3,171	$4,364
Gross margin percentage	49.0%	61.5%

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2018	2017
Revenues	$4,498	$5,556
Percent decrease	(19.0%)
Cost of revenues	1,949	2,042
Percent decrease	(4.6%)
Gross profit	$2,549	$3,514
Gross margin percentage	56.7%	63.2%
The primary reason for the change in gross profit for the three months ended March 31, 2018, compared to the same period in 2017, was due to a decrease in the number of treatments sold. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases on in those treatments have an impact on gross margin. A portion of the proceeds from the impending equity financing will be used to fund an increase in advertising expenditures in the latter half of 2018 and beyond, which we expect will drive an increase in revenues and thereby an increase in gross margin from Dermatology Recurring Procedures.
Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2018	2017
Revenues	$1,968	$1,537
Percent increase	28.0%
Cost of revenues	1,346	691
Percent increase	94.8%
Gross profit	$622	$846
Gross margin percentage	31.6%	55.0%
The primary reason for the change in gross profit for the three months ended March 31, 2018, compared to the same period in 2017, was product mix. Domestic system sales have a greater gross margin than international sales, and sales of Nordlys and STRATAPEN systems had a negative impact on gross margin.
Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2018 decreased to $338 from $475 for the three months ended March 31, 2017. The decrease was primarily due to employee severance costs incurred during the three months ended March 31, 2017 associated with discontinuing research and development efforts for dermatology imaging devices.

Selling and Marketing Expenses
For the three months ended March 31, 2018, selling and marketing expenses decreased to $2,871 from $2,975 for the three months ended March 31, 2017. The decrease was related to the planned reduction of expense in television and radio media as we transition over to more of an internet and social media campaign, which was partially offset by the impairment charge of $226 related to the Nordlys distribution rights intangible asset.
General and Administrative Expenses
For the three months ended March 31, 2018, general and administrative expenses increased to $1,803 from $1,601 for the three months ended March 31, 2017. The increase was primarily due to increased professional fees.
Interest Expense, Net
Interest expense for the three months ended March 31, 2018 was $363 compared to $1,346 in the three months ended March 31, 2017. The decrease was due to $990 of interest expense incurred during the three months ended March 31, 2017 related to the convertible debentures that were converted into Series C Preferred Stock in September 2017 and are no longer outstanding.
Other Income, Net
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), were-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of March 31, 2018, and recorded $1 in other income for the three months ended March 31, 2018. We re-measured the fair value of these warrants as of March 31, 2017, and recorded $132 in other expense for the three months ended March 31, 2017.
Income Taxes
Income tax expense for the three months ended March 31, 2018 was $40 compared to $70 for the three months ended March 31, 2017. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Non-GAAP adjusted EBITDA
We have determined to supplement our condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), presented elsewhere within this report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA.
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
	For the Three Months Ended March 31,
	2018	2017	Change

Net loss	$(2,223)	$(2,235)	$12

Adjustments:
Income taxes	40	70	(30)
Depreciation and amortization *	1,413	1,542	(129)
Interest expense, net	324	569	(245)
Non-cash interest expense	39	777	(738)

Non-GAAP EBITDA	(407)	723	(1,130)

Stock-based compensation expense	19	52	(33)
Impairment of intangible asset	226	-	226
Change in fair value of warrants	(1)	132	(133)

Non-GAAP adjusted EBITDA	$(163)	$907	$(1,070)

* Includes depreciation on lasers placed-in-service of $959 and $1,071 for the three months ended March 31, 2018 and 2017, respectively.
Liquidity and Capital Resources
As of March 31, 2018 we had $1,340 of working capital compared to $3,080 as of December 31, 2017. Cash and cash equivalents were $3,417 as of March 31, 2018, as compared to $4,069 as of December 31, 2017.
On December 30, 2015, we entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Our obligations under the credit facility are secured by a first priority lien on all of our assets.
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") with Accelmed Growth Partners ("Accelmed") investing $13 million into the Company in exchange for 12,037,037 shares of our common stock. In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018 for approximately $1 million with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin will receive 925,926 shares of our common stock. Two separate subscription agreements were also executed on March 30, 2018 for $1 million each to purchase 925,926 shares of our common stock. See Note 2 for additional detail.
In connection with the Accelmed investment, we entered into a non-binding letter of intent dated March 30, 2018 with MidCap to terminate the existing Midcap loan agreement and replace it with a new agreement reflecting a $3 million repayment of the current facility and the base amount of the loan to be $7.6 million.
Since inception we have experienced recurring losses and, until 2016, negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. The equity financings described above are subject to shareholder approval. Therefore, there is uncertainty whether the Company will close on the equity purchase and subscription agreements as well as the MidCap non-binding letter of intent. We believe that our cash as of March 31, 2018, combined with the anticipated revenues from the sale of our products and the proposed investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-Q. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance. Without the investment described above, we would not have sufficient cash to pay the outstanding loan balance in full in the next 12 months following the filing of this form 10-Q.
Net cash and cash equivalents provided by operating activities was $60 for the three months ended March 31, 2018 compared to cash provided by operating activities of $818 for the three months ended March 31, 2017.
Net cash and cash equivalents used in investing activities was $405 for the three months ended March 31, 2018 compared to cash used in investing activities of $883 for the three months ended March 31, 2017. The primary reason for the change was the lasers placed in service during the period.
Net cash and cash equivalents used in financing activities was $307 for the three months ended March 31, 2018 compared to cash used in financing activities of $100 for the three months ended March 31, 2017. The increase was due to advance fees associated with our impending equity financing.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2017 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2018, we had no off-balance sheet arrangements.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams, our belief that the cash flow generated by these businesses will be sufficient to finance our operations, the closing of the impending Accelmed investment and the ability to successfully renegotiate and close on a new credit agreement with MidCap per the letter of intent, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2017, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of March 31, 2018. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
Limitations on the Effectiveness of Controls.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
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
ITEM 1A. Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and filed with the SEC on April 2, 2018. There have been no material changes to these risks during the three months ended March 31, 2018.
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

Exhibits 10.1 through 10.8 are all dated as of March 30, 2018 and are incorporated by reference to our Current Report on Form 8-K regarding our $17  million equity financing and interim CEO, as filed on April 2, 2018:

10.1	Securities Purchase Agreement between the Company and Accelmed
10.2	Securities Purchase Agreement between the Company and Broadfin
10.3	Securities Purchase Agreement between the Company and Sabby
10.4	Form of Registration Rights Agreement
10.5	Form of Leak-Out Agreement
10.6	Form of Voting Undertaking
10.7	Form of Subscription Agreement
10.8	Employment Agreement between the Company and Dr. Dolev Rafaeli
10.9
3rd Amendment to MidCap Credit and Security Agreement dated as of March 26, 2018 (Incorporated by reference to Exhibit 10.1 contained in our related Current Report on Form 8-K, as filed on April 2, 2018).

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date May 15, 2018	By:	/s/ Francis J. McCaney
Name Francis J. McCaney
Title Interim Chief Financial Officer