Form 10-Q
period 2018-06-30
STRATA Skin Sciences, Inc.
filed 2018-08-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer's common stock as of August 10, 2018 was 29,888,502 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,445	$4,069
Accounts receivable, net of allowance for doubtful accounts of $122 and $172, respectively	2,574	3,141
Inventories	2,413	3,009
Prepaid expenses and other current assets	828	533
Total current assets	20,260	10,752

Property and equipment, net	6,271	7,703
Intangible assets, net	10,270	11,325
Goodwill	8,803	8,803
Other assets	48	48
Total assets	$45,652	$38,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$51	$357
Current portion of long-term debt	-	2,387
Accounts payable	1,477	2,277
Other accrued liabilities	2,330	2,360
Deferred revenues	393	291
Total current liabilities	4,251	7,672

Long-term liabilities:
Long-term debt, net	7,321	7,853
Deferred tax liability	493	414
Other liabilities	287	447
Total liabilities	12,352	16,386

Commitments and contingencies	-	-

Stockholders' equity:
Series C Convertible preferred Stock, $.10 par value, 10,000,000 shares authorized; 10,115 and 36,182 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	4
Common Stock, $.001 par value, 150,000,000 shares authorized; 29,735,498 and 4,304,425 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30	4
Common stock issuable	-	-
Additional paid-in capital	266,487	251,643
Accumulated deficit	(233,218)	(229,406)
Total stockholders' equity	33,300	22,245
Total liabilities and stockholders' equity	$45,652	$38,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2018	2017

Revenues	$7,533	$8,471

Cost of revenues	3,499	3,173

Gross profit	4,034	5,298

Operating expenses:
Engineering and product development	269	423
Selling and marketing	2,378	2,846
General and administrative	2,333	1,720
	4,980	4,989

Operating (loss) income before other income (expense), net	(946)	309

Other income (expense), net:
Interest expense, net	(328)	(1,575)
Change in fair value of warranty liability	(23)	128
Other income (expense), net	(18)	6
	(369)	(1,441)

Loss before income taxes	(1,315)	(1,132)

Income tax expense	(40)	(73)

Net loss	$(1,355)	$(1,205)

Net loss per common share - basic and diluted	$(0.06)	$(0.52)

Shares used in computing net loss per basic and diluted common share	13,734,384	2,327,041

Net loss per Preferred C share - basic and diluted	$(21.60)	$-

Shares used in computing net loss per basic and diluted Preferred C share	25,847	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017

Revenues	$13,999	$15,568

Cost of revenues	6,793	5,906

Gross profit	7,206	9,662

Operating expenses:
Engineering and product development	607	898
Selling and marketing	5,249	5,821
General and administrative	4,136	3,321
	9,992	10,040

Operating loss before other income (expense), net	(2,786)	(378)

Other income (expense), net:
Interest expense, net	(691)	(2,921)
Change in fair value of warrant liability	(22)	(4)
Other income, net	1	6
	(712)	(2,919)

Loss before income taxes	(3,498)	(3,297)

Income tax expense	(80)	(143)

Net loss	$(3,578)	$(3,440)

Net loss per common share – basic and diluted:	$(0.17)	$(1.53)

Shares used in computing net loss per basic and diluted share:	9,078,741	2,252,301

Net loss per Preferred C share – basic and diluted:	$(64.69)	$-

Shares used in computing net loss per basic and diluted Preferred C share	30,897	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands, except share and per share amounts)
(Unaudited)

	Series C Convertible Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2017	36,182	$4	4,304,425	$4	-	-	$251,643	$(229,406)	$22,245
Adoption of accounting standard	-	-	-	-	-	-	-	(234)	(234)
BALANCE, JANUARY 1, 2018	36,182	4	4,304,425	4	-	-	251,643	(229,640)	22,011
Stock-based compensation	-	-	-	-	-	-	203	-	203
Conversion of convertible preferred stock into common stock	(26,067)	(3)	9,690,332	10	-	-	(7)	-	-
Sale of common stock, net of expenses of $2,336	-	-	15,740,741	16	-	-	14,648	-	14,664
Common stock issuable	-	-	-	-	153,004	-	-	-	-
Net loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	(3,578)	(3,578)
BALANCE, JUNE 30, 2018	10,115	$1	29,735,498	$30	153,004	-	$266,487	$(233,218)	$33,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,578)	$(3,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,741	3,209
Provision for doubtful accounts	(49)	22
Loss on disposal of property and equipment	411	-
Net impairment of intangible asset and liability	(11)	-
Stock-based compensation	203	73
Deferred tax provision	80	120
Amortization of debt discount	39	1,618
Amortization of deferred financing costs	42	115
Change in fair value of warrant liability	22	4
Changes in operating assets and liabilities:
Accounts receivable	710	(147)
Inventories	596	(670)
Prepaid expenses and other assets	(296)	243
Accounts payable	(895)	403
Other accrued liabilities	(206)	(115)
Other liabilities	255	84
Deferred revenues	(132)	178
Net cash (used in) provided by operating activities	(68)	1,697

Cash Flows From Investing Activities:
Lasers placed-in-service, net	(885)	(1,205)
Purchases of property and equipment, net	(6)	(206)
Payments on distributor rights liability	(23)	(75)
Net cash used in investing activities	(914)	(1,486)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14,664	-
Payments on notes payable	(3,306)	(201)
Net cash provided by (used in) financing activities	11,358	(201)

Net increase in cash and cash equivalents	10,376	10
Cash and cash equivalents, beginning of period	4,069	3,928

Cash and cash equivalents, end of period	$14,445	$3,938

Supplemental information:
Cash paid for interest	$691	$1,133

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$-	$262
Acquisition of distributor rights asset and license liability	$-	$900

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Note 1
The Company:
Background
STRATA Skin Sciences, Inc. (and its subsidiary) ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC ® excimer laser and VTRAC ® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, a micropigmentation device.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received clearance from the United States Food and Drug Administration (the "FDA") in 2000. As of June 30, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.
During 2017, the Company entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, known as "Nordlys", from Ellipse A/S, the Danish manufacturer, through August 9, 2020. The license fee paid amounted to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286 which was recorded as an intangible asset. Effective March 31, 2018, the Company determined that it would longer market the Nordlys and the distribution rights agreement was terminated effective May 31, 2018. As a result, in the three months ended March 31, 2018, the Company fully impaired the distribution rights intangible asset. In the three months ended June 30, 2018, the Company wrote off the associated distributor liabilities of $237 as a result of the termination of the agreement. The net impact for the six months ended June 30, 2018 was $11; see Note 6, Intangible Assets, net. In addition, the Company has written down all inventory and fixed assets related to the product line to the net realizable value as a result of the decision to no longer sell the product during the three months ended June 30, 2018. In the three and six months ended June 30, 2018 the Company recorded an expense of $280 in cost of revenues.
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
Unaudited Interim Consolidated Financial Statements
The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of cash flows and consolidated statement of changes in equity, for the periods presented in accordance with GAAP. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any other future period. Certain information and footnote disclosures

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other forms filed with the SEC from time to time.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, net assets, results of operations or cash flows.
The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and six months ended June 30, 2017 the Company reclassified such reimbursements in the amount of $232 and $407, respectively, from selling and marketing expenses to revenues.
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2017 Form 10-K, and there have been no changes to the Company's significant account policies during the three and six months ended June 30, 2018 except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards later within this Note 1.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2018, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and valuation allowances of accounts receivable, (2) the estimated useful lives of intangible assets and property and equipment, (3) the inputs used in determining the fair value of equity-based awards, (4) the valuation allowance related to deferred tax assets and (5) the fair value of financial instruments, including derivative instruments.
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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the fair value of the Company's common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liabilities are the only recurring Level 3 fair value measures. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of June 30, 2018 and December 31, 2017, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the market rate on the debt .

Several of the warrants outstanding as of June 30, 2018 and 2017 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company. All such warrants are classified as derivatives and are the Company's only recurring fair value measurement. These warrants have been recorded at their fair value using a binomial option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. See Note 10, Warrants, for additional discussion. The fair value of the derivatives was insignificant at June 30, 2018 and December 31, 2017, respectively.
Earnings Per Share
The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic net loss per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted earnings per share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.
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
The following table presents the calculation of basic and diluted net loss per share by each class of security for the three and six months ended June 30, 2018:
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Common Stock	Series C Preferred Stock	Common Stock	Series C Preferred Stock

Net loss	($ 797)	($ 558)	($ 1,580)	($ 1,998)

Weighted average number of shares outstanding during the period	13,734,384	25,847	9,078,741	30,897

Basic and Diluted net loss per share	($ 0.06)	($ 21.60)	($ 0.17)	($ 64.69)

For the three and six months ended June 30, 2018, diluted net loss per common share and Series C Preferred share is equal to the basic net loss per common share and Series C Preferred share, respectively, since all potentially dilutive securities are antidilutive.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

For the three and six months ended June 30, 2018, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive. The loss on the change in fair value of the warrant liability was considered when calculating the diluted earnings per share and was deemed to be antidilutive.

The weighted average of potential common stock equivalents outstanding during the six months ended June 30, 2018 and 2017 consist of common stock equivalents of senior secured convertible debentures, common stock purchase warrants, convertible preferred stock, restricted stock units and common stock options, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock equivalents of convertible debentures	-	9,188,838	-	9,197,813
Common stock purchase warrants	2,396,721	2,406,625	2,401,646	2,406,625
Common stock equivalents of convertible preferred stock	9,608,625	336,243	11,485,730	401,676
Restricted stock units	17,028	-	17,028	-
Common stock options	3,037,796	867,414	1,962,933	882,787
Total	15,060,170	12,799,120	15,867,337	12,888,901

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
Other than the above change related to warranties, the adoption of this standard did not have an impact on the Company's results of operations for the three and six months ended June 30, 2018. The impact from adopting this standard on the Company's statement of operations and comprehensive loss for the three and six months ended June 30, 2018 is as follows:
	For the Three Months Ended June 30, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$7,533	$7,583	$(30)

	For the Six Months Ended June 30, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$13,999	$14,059	$(60)

See Note 3 for additional information.

STRATA SKIN SCIENCES, INC.
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

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842, as amended). The guidance introduces a lessee model that results in most leases impacting the balance sheet. Under ASU 2016-02, lessees will be required to recognize, for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Also, the new standard aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition model. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, including the use of optional practical expedients, we expect our operating leases will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. With regard to the Company's revenue from short-term leases, we do not expect the new standard to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of this update are effective for fiscal years beginning after December 15, 2018. Although we are evaluating the impact of adopting ASU No. 2018-07 on our financial position, results of operations and cash flows, we currently do not expect a material effect upon adoption because we do not have any nonemployee share-based payment transactions.
Note 2
Equity Financing and Liquidity
Equity financing
On March 30, 2018, the Company entered into multiple agreements in order to obtain $17,000 of equity financing from the following sources:

•
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") and a Registration Rights Agreement with Accelmed Growth Partners L.P. ("Accelmed") investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed received 12,037,037 shares of our common stock.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

•
In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018, each for approximately $1,000 with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08.

•
Two separate subscription agreements were also executed on March 30, 2018 in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli, the new CEO of the Company effective May 29, 2018, for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share.

The Company incurred $2,336 of costs related to the equity financing during the six months ended June 30, 2018, which have been offset against the proceeds in the accompanying financial statements. These costs included $500 to Accelmed for legal fees, consulting, due diligence and administrative costs related to the stock purchase agreement. In addition, the Company incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.
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
In addition, Sabby and Broadfin delivered to the Company a voting undertaking obligating Sabby and Broadfin to (a) increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders.
On May 23, 2018 the Company held a special meeting of stockholders where the stockholders approved pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to the Financing plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the purchase agreements.
The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and in July 2018 the Company issued 153,004 shares associated with those contingencies. Since the share amounts were known at the close of the transaction the Company included these shares in Common Stock Issuable as of June 30, 2018. There are additional contingencies included in the SPA's that the Company has determined are not probable or estimable at this time.
In connection with the Agreements, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors to prepare and file with the SEC a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Liquidity
We have experienced recurring losses and negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of June 30, 2018, combined with the anticipated revenues from the rental or sale of our products and the investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-Q. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated as short term operating leases, and thus are outside the scope of ASC 606 and are accounted for in accordance with ASC 840, Leases. While these are not operating leases contractually, these are viewed as operating leases for accounting purposes since in these arrangements the Company provides the customers the rights to use the treatment equipment and the customers control physical access to the treatment equipment while controlling the utility and output of such equipment during the term of the arrangement. For the first type of arrangement, fees are recognized as revenue over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. For the second type of arrangement fees are recognized as revenue ratably on a straight-line basis over the term period specified in the agreement. Contingent amounts that are due only if the customer exceeds the agreed upon number of treatments are recognized as revenue only once such treatments are exceeded and used. Prepaid amounts under the agreements are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above.

The fee charged is inclusive of the use of the system and the services provided by the Company to the customer, which include system maintenance, and other services. The Company considers the other service and support elements in the contract to be perfunctory and inconsequential.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to the Company's customers. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties, but excludes any equipment accounted for as leases. As of June 30, 2018 the aggregate amount of the transaction price allocated to remaining performance obligations was $272, and the Company expects to recognize $110 of the remaining performance obligations over the subsequent twelve months and the remainder thereafter.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Contract assets primarily relate to the Company's rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $110 of short-term contract liabilities is presented as deferred revenues on the Condensed Consolidated Balance Sheets, and the $162 of long-term contract liabilities is presented within Other Liabilities. For the three and six months ended June 30, 2018, $13 and $20, respectively, was recognized as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of January 1, 2018.

The following table presents the Company's revenue disaggregated geographical region for the three and six months ended June 30, 2018. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company's international master distributor for physicians based in Asia.
	Three Months Ended June 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,167	$313	$5,480
Foreign	-	$2,053	2,053
Total	$5,167	$2,366	$7,533

	Six Months Ended June 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$9,665	$970	$10,635
Foreign	-	$3,364	3,364
Total	$9,665	$4,334	$13,999

	Three Months Ended June 30, 2017
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,971	$815	$6,786
Foreign	-	1,685	$1,685
Total	$5,971	$2,500	$8,471

	Six Months Ended June 30, 2017
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$11,527	$1,193	$12,720
Foreign	-	2,848	$2,848
Total	$11,527	$4,041	$15,568

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Note 4
Inventories:
	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials and work in progress	$2,328	$2,490
Finished goods	85	519
Total inventories	$2,413	$3,009
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 5
Property and Equipment, net:
	June 30, 2018	December 31, 2017
	(unaudited)
Lasers placed-in-service	$18,186	$17,820
Equipment, computer hardware and software	218	462
Furniture and fixtures	131	124
Leasehold improvements	31	31
	18,566	18,437
Accumulated depreciation and amortization	(12,295)	(10,734)
Property and equipment, net	$6,271	$7,703
Depreciation and related amortization expense was $926 and $1,098 for the three months ended June 30, 2018 and 2017, respectively; and $1,912 and $2,195 for the six months ended June 30, 2018 and 2017, respectively.
Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets:
	June 30, 2018	December 31, 2017
	(unaudited)
Core technology	$5,700	$5,700
Product technology	1,500	1,500
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	-	286
	15,600	15,886
Accumulated amortization	(5,330)	(4,561)
Intangible assets, net	$10,270	$11,325

Related amortization expense was $401and $560 for the three months ended June 30, 2018 and 2017, respectively and $829 and $1,014 for the six months ended June 30, 2018 and 2017, respectively.
In the three months ended March 31, 2018, the Company wrote off distribution rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product. The net value written off of $226 was recorded in selling and marketing expense. In the three months ended June 30, 2018, the Company wrote off distribution liabilities of $237 as a result of the termination of the agreement on May 31, 2018. The net value written off of $11 was recorded in selling and marketing expense for the six months ended June 30, 2018. (See Note 1)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:
Remaining 2018	$805
2019	1,610
2020	1,510
2021	1,410
2022	1,410
Thereafter	3,525
Total	$10,270
Note 7
Other Accrued Liabilities:
	June 30, 2018	December 31, 2017
	(unaudited)
Accrued warranty, current	$150	$109
Accrued compensation, including commissions and vacation	1,024	785
Accrued sales and other taxes	822	904
Distributor rights liability, current	-	85
Accrued professional fees and other accrued liabilities	334	477
Total other accrued liabilities	$2,330	$2,360

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

Note 8
Long-term Debt:
	June 30, 2018	December 31, 2017
	(unaudited)
Term note, net of debt discount of $121 and $160, respectively; and deferred financing cost of $129 and $171, respectively	$7,321	$10,240
Less: current portion	-	(2,387)
Total long-term debt	$7,321	$7,853
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Credit Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility is December 1, 2020. The Company's obligations under the credit facility are secured by a first priority lien on all of the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively. Additionally on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due. The interest rate on the credit facility was one month LIBOR plus 8.25%, subject to a LIBOR floor of 0.5%.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

On March 26, 2018 we entered into a Third Amendment to the Credit Agreement with MidCap. For the period beginning on the closing date of the loan and ending on January 31, 2018, the gross revenue in accordance with GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule, as defined in the Credit Agreement. The Amendment waives the event of default related to the revenue covenant for period ending February 2018. The Amendment also amends the monthly net revenue covenant for March and April 2018.
On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the "Amendment"), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment and exit fees for the Company. The Amendment modified the principal payments including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is 7.25%. The Company was in compliance with all covenants as of June 30, 2018.
These amendments have been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.
The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:
Remaining in 2018	$-
2019	252
2020	3,029
2021	3,029
2022	1,261
$7,571
Note 9
Convertible Debentures:
The total outstanding convertible debentures was exchanged for convertible Preferred C stock on September 20, 2017, thus there was no remaining outstanding balance as of June 30, 2018 or December 31, 2017.
Total interest expense related to these convertible debentures was $0 and $16 for the three months ended June 30, 2018 and 2017, and $0 and $1,006 for the six months ended June 30, 2018 and 2017, respectively.
Note 10
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. Currently there are warrants to purchase 403,090 shares of common stock with an exercise price of $3.75 per share and they expire between February 5, 2019 and April 30, 2019. The fair value of these derivatives is insignificant as of June 30, 2018 and December 31, 2017. The change in fair value of these derivatives was recorded as $23 of other expense and $128 of other income for the three months ended June 30, 2018 and 2017, and $22 and $4 in other expense for the six months ended June 30, 2018 and 2017 respectively.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Note 11
Stockholders' Equity:
Common Stock and Warrants
Outstanding common stock warrants at June 30, 2018 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

10/31/2013*	4/30/2019	137,143	$3.75
2/5/2014*	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,392,760
*These warrants are classified as liabilities.
Note 12
Stock-based compensation:
At June 30, 2018, the Company had options to purchase 4,236,264 shares of common stock outstanding with a weighted-average exercise price of $2.06. As of June 30, 2018, options to purchase 684,090 shares are vested and exercisable.
On March 30, 2018, the Company issued options to purchase 1,557,628 shares of common stock to its then Interim Chief Executive Officer with a strike price of $1.12 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $950.
On May 23, 2018, the Company issued options to purchase 1,413,249 shares of common stock to its Chief Executive Officer with a strike price of $1.66 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $1,110.
There were additional grants made to management during the quarter totaling 800,000 at strike prices ranging from $1.66 to $1.93. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $801.
In connection with the closing of the Financing, there were changes to the board of directors and the Company issued initial grants to new members as well as grants to all members as compensation. In total, the Company  granted 140,097 restricted stock units to the board members at a strike price of $2.07. The restricted stock units vest quarterly over twelve months and expire ten years from the date of grant. The aggregate fair value of the restricted stock units granted was $290.
Stock-based compensation expense, which is included in general and administrative expense, for the three and six months ended June 30, 2018 was $184 and $203, respectively. For the three and six months ended June 30, 2017 stock based compensation was $21 and $73, respectively. As of June 30, 2018 there was $3,194 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.5 years. There are 1,151,021 options available for issuance as of June 30, 2018.
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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Income tax expense of $40 and $80 for the three and six months ended June 30, 2018 and $73 and $143 for the three and six months ended June 30, 2017, respectively, was comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
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
Note 14
Business Segments:
The Company organized its business into two operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generated revenues from the sale and usage of imaging devices. The Company has announced that it will no longer support the imaging devices effective September 30, 2017 thus there will be minimal continuing revenues for this segment. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest expense and other income (expense), net are also not allocated to the operating segments.
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended June 30, 2018 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,167	$2,366	$7,533
Costs of revenues	1,881	1,618	3,499
Gross profit	3,286	748	4,034
Gross profit %	63.6%	31.6%	53.6%

Allocated operating expenses:
Engineering and product development	210	59	269
Selling and marketing	2,170	208	2,378

Unallocated operating expenses	-	-	2,333
	2,380	267	4,980
Income (loss) from operations	906	481	(946)

Interest expense, net	-	-	(328)

Change in fair value of warrant liability	-	-	(23)

Other expense, net	-	-	(18)

Income (loss) before income taxes	$906	$481	$(1,315)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Three Months Ended June 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,971	$2,500	$8,471
Costs of revenues	1,843	1,330	3,173
Gross profit	4,128	1,170	5,298
Gross profit %	69.1%	46.8%	62.5%

Allocated operating expenses:
Engineering and product development	340	83	423
Selling and marketing	2,330	516	2,846

Unallocated operating expenses	-	-	1,720
	2,670	599	4,989
Income from operations	1,458	571	309

Interest expense, net	-	-	(1,575)

Change in fair value of warrant liability	-	-	128

Other income, net	-	-	6

Income (loss) before income taxes	$1,458	$571	$(1,132)

The following tables reflect results of operations from our business segments for the periods indicated below:
Six Months Ended June 30, 2018 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$9,665	$4,334	13,999
Costs of revenues	3,830	2,963	6,793
Gross profit	5,835	1,371	7,206
Gross profit %	60.4%	31.6%	51.5%

Allocated operating expenses:
Engineering and product development	485	122	607
Selling and marketing	4,386	863	5,249

Unallocated operating expenses	-	-	4,136
	4,871	985	9,992
Income (loss) from operations	964	386	(2,786)

Interest expense, net	-	-	(691)

Change in fair value of warrant liability	-	-	(22)

Other income , net	-	-	1

Income (loss) before income taxes	$964	$386	$(3,498)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)

Six Months Ended June 30, 2017 (unaudited)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$11,527	$4,041	$15,568
Costs of revenues	3,885	2,021	5,906
Gross profit	7,642	2,020	9,662
Gross profit %	66.3%	50.0%	62.1%

Allocated operating expenses:
Engineering and product development	756	142	898
Selling and marketing	5,104	717	5,821

Unallocated operating expenses	-	-	3,321
	5,860	859	10,040
Income (loss) from operations	1,782	1,161	(378)

Interest expense, net	-	-	(2,921)

Change in fair value of warrant liability	-	-	(4)

Other income, net	-	-	6

Income (loss) before income taxes	$1,782	$1,161	$(3,297)

Note 15
Significant Customer Concentration:
For the three and six months ended June 30, 2018, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $1,955 and $3,266, or 26% and 23%, of total revenues for such period, respectively. At June 30, 2018, the accounts receivable balance from GlobalMed Technologies was $654 or 25%, of total net accounts receivable.

For the three and six months ended June 30, 2017, revenues from sales to GlobalMed Technologies were $1,635 and $2,713, or 18.8% and 17.0%, of total revenues for such period, respectively. At June 30, 2017, the accounts receivable balance from GlobalMed Technologies was $681, or 19.1%, of total net accounts receivable.

No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2018 and 2017. No other customer represented more than 10% of total accounts receivable as of June 30, 2018 and 2017.

Note 16
Related Parties:
On March 30, 2018, in connection with the Financing, the Company entered into the Broadfin SPA and the Sabby SPA, each for approximately $1,000 with our current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into the Dolev Subscription Agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share. See Note 2 for more information on the Financing.

STRATA SKIN SCIENCES, INC.
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
On November 4, 2015, the Company entered into consulting agreements with two of its directors, Jeffrey F. O'Donnell, Sr. and Samuel E. Navarro, the terms of which were the same. Under the terms of their respective agreements, each director agreed to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The respective consultant made himself available to the Company's President and Chief Executive Officer and the management team on request at mutually convenient times and reported to the Board of Directors quarterly and otherwise when requested by the Board. The agreements had been extended through June 30 and December 31, 2017 for Mr. Navarro and Mr. O'Donnell, respectively. The directors were each to be paid an up-front fee of $40 for advice and services rendered prior to the date of the agreement, including advice related to the acquisition of the XTRAC and VTRAC assets and the structuring of the financing for that acquisition, a retainer of $10 per month, commencing November 10, 2015 and continuing on the tenth day of each month through the expiration of their respective agreements, and reimbursement of pre-approved, out-of-pocket expenses. The agreements expired per their terms on June 30, 2017 and December 31, 2017, respectively, and no extensions or renewals of the agreement were entered into.
During 2017, Modevity LLC ("Modevity"), the developer of the ARALOC Secure Content Distribution Platform, a software system for sharing proprietary and / or confidential content files over the internet and allowing its users to collaborate securely from any mobile or desktop device, has provided certain consulting services to the Company advising on the development of our digital media and marketing initiatives, including providing assistance in our first limited test of targeted advertising using Facebook. Our Board member, James Coyne, has been the Chief Executive Officer of Modevity since helping to found the company in April 2004. To date, Modevity has provided this assistance without charge to the Company. Independent of these services provided by Modevity, in November 2017 the Company entered into an agreement with Olympic Media, a company founded by Ryan Coyne, the son of James Coyne, to create and execute a focused tactical plan to leverage new and existing digital assets across social and digital platforms to drive psoriasis and vitiligo sufferers to the Company's website and call center for conversion to new patient appointments. The agreement with Olympic Media provides for no minimum payments or other financial commitments and is terminable by either party without penalty on ten days written notice. During the three months ended March 31, 2018, the Company incurred $13 of expense related to Olympic Media. James Coyne has no financial interest in Olympic Media.
Note 17
Subsequent Event:
In July 2018, the Company issued 153,004 shares in connection with certain contingencies as part of the Stock Purchase Agreements in connection with the Financing that closed on May 29, 2018 (See Note 1). The Company included these shares in Common Stock Issuable as of June 30, 2018. There are additional contingencies included in the SPA's that the Company has determined are not probable or estimable at this time.

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

Introduction, Outlook and Overview of Business Operations
STRATA Skin Sciences, Inc. ("STRATA" or "we" or the "Company") is a medical technology company focused on the therapeutic and aesthetic dermatology market. STRATA sales include the following products: XTRAC® excimer laser and VTRAC® excimer lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystems, a micropigmentation device.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under our dermatology recurring procedure model, down from 795 at the end of June 30, 2017. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2017, over 335,000 XTRAC laser treatments were performed on approximately 21,000 patients in the United States.
During 2017, we entered into an agreement to license the exclusive US distribution rights for the Ellipse family of products, Nordlys, from Ellipse A/S, the Danish manufacturer, through August 9, 2020. The license fee amounted to approximately $355 over the Initial Term with a present value as of the effective date of the agreement of $286 which was recorded as an intangible asset. Effective March 31, 2018, as result of the change in management (see Note 2), we determined that we would no longer continue to market the Nordlys and the distribution rights agreement was terminated effective May 31, 2018. As a result, in the three months ended March 31, 2018, we have fully impaired the distribution rights intangible asset. In the three months ended June 30, 2018, we wrote off the associated distributor liabilities of $237 as a result of the termination of the agreement. The net impact for the six months ended June 30, 2018 was $11; see Note 6, Intangible Assets, net. In addition, we have written down all inventory and fixed assets related to the product line to the net realizable value as a result of the decision to no longer sell the product during the three months ended June 30, 2018. In the three and six months ended June 30, 2018 we recorded an expense of $280 in cost of revenues.
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
•
Nordlys System. Nordlys has 16 indications cleared by FDA and has the ability to use a multitude of light based technologies all in a compact platform–SWT (Selective Waveband Technology: the latest evolution and advancement of Intense Pulsed Light), Nd:YAG and the FRAX 1550 non-ablative fractionated technology. Effective March 31, 2018, the Company determined that it would no longer continue to market the Nordlys system.

•
STRATAPEN®. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas, and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Recent Developments

Equity Financing

On March 30, 2018, we entered into multiple agreements in order to obtain $17,000 of equity financing from the following sources:

•
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") and a Registration Rights Agreement with Accelmed Growth Partners L.P. ("Accelmed") investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed received 12,037,037 shares of our common stock.

•
In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018, each for approximately $1,000 with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). We refer to these agreements as the "Broadfin SPA" and the "Sabby SPA" respectively. Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08.

•
Two separate subscription agreements were also executed on March 30, 2018 in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share (the "Gohan Subscription Agreement"); and (ii) a subscription agreement with Dr. Dolev Rafaeli for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share (the "Dolev Subscription Agreement", together with the Accelmed SPA, the Broadfin SPA, the Sabby SPA and the Gohan Subscription Agreement, the "Agreements").

We incurred $2,336 of costs related to the Financing during the six months ended June 30, 2018, which have been offset against the proceeds in the accompanying financial statement. These costs included $500 to Accelmed for legal fees, consulting, due diligence and administrative costs related to the stock purchase agreement. In addition, we incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.

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
In addition, Sabby and Broadfin delivered to us a voting undertaking obligating Sabby and Broadfin to (a) increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders.
On May 23, 2018 we held a special meeting of stockholders where the stockholders approved pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to (i) a Securities Purchase Agreement between the Company and Accelmed Growth Partners, L.P. ("Accelmed"), pursuant to which the Company sold to Accelmed $13.0 million of shares of the Company's common stock at a purchase price of $1.08 per share, (ii) a Securities Purchase Agreement between the Company and Sabby Management, LLC ("Sabby"), pursuant to which the Company sold to Sabby $1.0 million of shares of the Company's common stock at a purchase price of $1.08 per share, (iii) a Securities Purchase Agreement between the Company and Broadfin Capital LLC ("Broadfin"), pursuant to which the Company sold to Broadfin $1.0 million of shares of the Company's common stock at a purchase price of $1.08 per share, (iv) Subscription Agreements between the Company and each of Dolev Rafaeli and Gohan Investments, pursuant to which the Company sold to each of them $1.0 million of shares of the Company's common stock at a purchase price of $1.08 per share, plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the purchase agreements
The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and in July, 2018 the Company issued 153,004 shares associated with those contingencies. Since the share amounts were known at the close of the transaction the Company included these shares in Common Stock Issuable as of June 30, 2018. There are additional contingencies included in the SPA's that the Company has determined are not probable or estimable at this time.

In connection with the Agreements, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors to prepare and file with the SEC a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3.

MidCap Credit Facility

On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the "Amendment"), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment and exit fees for the Company. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is 7.25%.  The Company was in compliance with the covenant as of June 30, 2018.

Sales and Marketing
As of June 30, 2018, our sales and marketing personnel consisted of 46 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended June 30, 2018 except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, as filed with the SEC with our Annual Report on Form 10-K filed on April 2, 2018.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues
The following table presents revenues from our two segments for the periods indicated below

Revenues
The following table presents revenues from our two segments for the periods indicated below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Dermatology Recurring Procedures	$5,167	$5,971	$9,665	$11,527
Dermatology Procedures Equipment	2,366	2,500	4,334	4,041

Total Revenues	$7,533	$8,471	$13,999	$15,568
Dermatology Recurring Procedures
Recognized treatment revenue for the three months ended June 30, 2018 was $5,167, which we estimate is approximately 76,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the three months ended June 30, 2017 of $5,971, which we estimate is approximately 89,000 treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the six months ended June 30, 2018 was $9,665, which approximates 143,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the six months ended June 30, 2017 of $11,527, which approximates 166,000 treatments, with prices between $65 to $95 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have had a negative impact  on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen which can sometimes require up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have initiated a direct to patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. In the last four quarters, in an effort to conserve cash, we reduced the amount spent on the direct to patient programs. This caused a decrease in the patient traffic to our dermatologist partner clinics, which, in turn, caused a decline in recurring patient revenues. With the equity financing completed in May 2018, we expect to increase spending in the direct to patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes the recurring revenue as there is a lag between advertising and patients receiving treatment which we estimated to be three to six months.

Revenues from Dermatology Recurring Procedures are recognized over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2018 and 2017, we deferred net revenues of $188 and $278, respectively which will be recognized as revenue over the remaining contract term.
Dermatology Procedures Equipment
For the three months ended June 30, 2018 dermatology equipment revenues were $2,366. Internationally, we sold 25 systems for the three months ended June 30, 2018, (24 XTRAC and 1 VTRAC ). Domestically, we sold 3 XTRAC systems for the three months ended June 30, 2018. For the three months ended June 30, 2017 dermatology equipment revenues were $2,500. Internationally, we sold 21 systems for the three months ended June 30, 2017 (18 XTRAC and 3 VTRAC). This segment of our revenue may be impacted by tariffs currently planned to be imposed at the end of August 2018.

For the six months ended June 30, 2018 dermatology equipment revenues were $4,334. Internationally, we sold 44 systems for the six months ended June 30, 2018, (37 XTRAC and 7 VTRAC ). Domestically, we sold 8 XTRAC systems for the six months ended June 30, 2018. For the six months ended June 30, 2017 dermatology equipment revenues were $4,041. Internationally, we sold 30 systems for the six months ended June 30, 2017, (26 XTRAC and 4 VTRAC).
Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Dermatology Recurring Procedures	$1,881	$1,843	$3,830	$3,885
Dermatology Procedures Equipment	1,618	1,330	2,963	2,021

Total Cost of Revenues	$3,499	$3,173	$6,793	$5,906
Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,533	$8,471	13,999	$15,568
Percent decrease	(11.1%)		(10.1%)
Cost of revenues	3,499	3,173	6,793	5,906
Percent increase	10.3%		15.0%
Gross profit	$4,034	$5,298	$7,206	$9,662
Gross margin percentage	53.6%	62.5%	51.5%	62.1%

Gross profit decreased to $4,034 for the three months ended June 30, 2018 from $5,298 during the same period in 2017. As a percent of revenue, the gross margin was 53.6% for the three months ended June 30, 2018 as compared to 62.5% for the same period in 2017. Gross profit decreased to $7,206 for the six months ended June 30, 2018 as compared to $9,662 for the same period in 2017. As a percent of revenue the gross margin was 51.5% as compared to 62.1% for the same period in 2017.

Dermatology Recurring Procedures	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$5,167	$5,971	$9,665	$11,527
Percent decrease	(13.5%)		(16.2%)
Cost of revenues	1,881	1,843	3,830	3,885
Percent increase (decrease)	2.1%		(1.4%)
Gross profit	$3,286	$4,128	$5,835	$7,642
Gross margin percentage	63.6%	69.1%	60.4%	66.3%
The primary reason for the change in gross profit for the three and six months ended June 30, 2018 for dermatology recurring revenue, compared to the same periods in 2017, is due to a lower number of treatments in 2018 as a result of lower advertising spend. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and/or decreases in those treatments have an impact on gross margin.

Dermatology Procedures Equipment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,366	$2,500	$4,334	$4,041
Percent (decrease) increase	(5.4%)		7.3%
Cost of revenues	1,618	1,330	2,963	2,021
Percent increase	21.7%		46.6%
Gross profit	$748	$1,170	$1,371	$2,020
Gross margin percentage	31.6%	46.8%	31.6%	50.0%
The primary reason for the change in gross profit for the three and six months ended June 30, 2018 for dermatology procedures equipment, compared to the same period in 2017, was the write off of the Nordlys inventory and fixed assets as we will no longer be selling this product line. Therefore, the Company wrote the assets down to their net realizable value. In addition, the geographic mix unfavorably impacted the margins as we sold $657 less in domestic sales in the second quarter of 2018 as compared to the same period in 2017. Generally the average selling prices are higher domestically than internationally.

Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2018 decreased to $269 from $423 for the three months ended June 30, 2017. The decrease was primarily due to employee severance costs incurred during the three months ended June 30, 2017 associated with discontinuing research and development efforts for dermatology imaging devices. Engineering and product development expenses for the six months ended June 30, 2018 decreased to $607 from $898 for the six months ended June 30, 2017. The decrease relates to lower compensation and project costs in 2018, associated with discontinuing research and development efforts for dermatology imaging devices.
Selling and Marketing Expenses
For the three months ended June 30, 2018, selling and marketing expenses decreased to $2,378 from $2,846 for the three months ended June 30, 2017. The decrease was primarily related to the planned reduction in expense in television and radio media over to more of an internet and social media campaign, and an offset by the write off of distributor liability of $236 associated with the exit from selling the Nordlys product line. For the six months ended June 30, 2018 selling and marketing expenses decreased to $5,249 from $5,821 for the six months ended June 30, 2017. The decrease was primarily related to the planned reduction in expense in television and radio media over to more of an internet and social media campaign. The credit from the write off of the distribution rights in the first quarter of 2018. The Company expects to carefully manage increase to the direct to consumer advertising in the coming quarters.

General and Administrative Expenses
For the three months ended June 30, 2018, general and administrative expenses increased to $2,333 from $1,720 for the three months ended June 30, 2017. For the six months ended June 30, 2018 increased to $4,136 from $3,321 for the six months ended June 30, 2017. The increase for the three and six months was primarily associated with an increase in severance of approximately $408 associated with former Chief Financial Officer, additional stock based compensation and additional franchise taxes for certain states.
Interest Expense, Net
Interest expense for the three months ended June 30, 2018 was $328 compared to $1,575 in the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 decreased to $691 from $2,921 for the six months ended June 30, 2017. The decrease in interest expense for the three and six months ended June 30, 2018 related to the convertible debentures that were converted into Series C Preferred Stock in September 2017 and are no longer outstanding.
Other Income, Net
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we re-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of June 30, 2018, of $23 and $22 in other expense for the three and six months ended June 30, 2018.
Income Taxes
Income tax expense for the three months ended June 30, 2018 was $40 compared to $73 for the three months ended June 30, 2017. Income tax expense for the six months ended June 30, 2018 was $80 compared to $143 for the six months ended June 30, 2017. The expense is comprised of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
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

Consolidated EBITDA
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Net Profit/(Loss)	$(1,355)	$(1,205)	$(150)	$(3,578)	$(3,440)	$(138)

Adjustments:
Depreciation/amortization	1,327	1,666	(339)	2,741	3,209	(468)
Income taxes	40	73	(33)	80	143	(63)
Interest expense	328	1,575	(1,247)	691	2,921	(2,230)

Non-GAAP EBITDA	340	2,109	(1,769)	(66)	2,833	(2,899)

Stock compensation	184	22	162	203	73	130
Change in fair value of warrants	23	(128)	151	22	4	18
Write-off of Nordlys inventory & assets	280	-	280	280	-	280
Impairment of distributors rights agreement	(237)	-	(237)	(11)	-	(11)

Non-GAAP adjusted EBITDA	$590	$2,003	$(1,413)	$428	$2,910	(2,482)

* Includes depreciation of lasers placed-in-service of $898 and $1,856 for the three and six months ended June 30, 2018 and 2017, respectively and $1,080 and $2,151 for the three and six months ended June 30, 2018 and 2017.
Liquidity and Capital Resources
As of June 30, 2018 we had $16,009 of working capital compared to $3,080 as of December 31, 2017. Cash and cash equivalents were $14,445 as of June 30, 2018, as compared to $4,069 as of December 31, 2017.
On December 30, 2015, we entered into a $12,000 credit facility pursuant to a Credit Agreement  and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Our obligations under the credit facility are secured by a first priority lien on all of our assets. On May 29, 2018, we entered into a Fourth Amendment to Credit and Security Agreement with MidCap, pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment and exit fees for the Company. The agreement modified the principal payments including a period of 18 months where there are no principal payments due.
On March 30, 2018 we entered into a Stock Purchase Agreement (the "Accelmed SPA") with Accelmed Growth Partners ("Accelmed") investing $13 million into the Company in exchange for 12,037,037 shares of our common stock. In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018 for approximately $1 million with our current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of our common stock. Two separate subscription agreements were also executed on March 30, 2018 for $1 million each to purchase 925,926 shares of our common stock. On May 23, 2018 the shareholders approved the transaction and we received $14,664 net proceeds after expenses for legal, due diligence and banking fees. See Note 2 for additional detail.

We have experienced recurring losses and negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of June 30, 2018, combined with the anticipated revenues from the rental or sale of our products and the investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-Q. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.
Net cash and cash equivalents used by operating activities was $68 for the six months ended June 30, 2018 compared to cash provided by operating activities of $1,697 for the six months ended June 30, 2017. The decrease in cash flows from operating achieved was primarily the impact of amortization of the debt discount associated with the convertible debentures which were converted to Series C Preferred Shares in September 2017.
Net cash and cash equivalents used in investing activities was $914 for the six months ended June 30, 2018 compared to cash used in investing activities of $1,486 for the six months ended June 30, 2017. The primary reason for the change was the lasers placed in service during the period was greater in the six months ended June 30, 2017.
Net cash and cash equivalents provided by financing activities was $11,358 for the six months ended June 30, 2018 compared to cash used in financing activities of $201 for the six months ended June 30, 2017. The increase was the result of the above mentioned financing.
Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2017 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At June 30, 2018, we had no off-balance sheet arrangements.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements, including statements relating to our anticipated revenue streams, our belief that the cash flow generated by these businesses will be sufficient to finance our operations, develop social media and marketing campaigns, and the Company's ability to build a leading franchise in dermatology and aesthetics involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2017, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2018. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
PART II - Other Information
ITEM 1.  Legal Proceedings
From time to time in the ordinary course of our business, we may be involved in certain other legal actions and claims, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material in which case we will make separate disclosure as required. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
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

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017).
10.1	Securities Purchase Agreement between the Company and Accelmed dated March 30, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 2, 2018)
10.2	Securities Purchase Agreement between the Company and Broadfin dated March 30, 2018 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 2, 2018)
10.3	Securities Purchase Agreement between the Company and Sabby dated March 30, 2018 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 2, 2018)
10.4	Form of Registration Rights Agreement dated March 30, 2018 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 2, 2018)
10.5	Form of Leak-Out Agreement dated March 30, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on April 2, 2018)
10.6	Form of Voting Undertaking dated March 30, 2018 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on April 2, 2018)
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on April 2, 2018)
10.8	Employment Agreement between the Company and Dr. Dolev Rafaeli dated March 30, 2018 (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on April 2, 2018)
10.9
3rd Amendment to MidCap Credit and Security Agreement dated as of March 26, 2018 (Incorporated by reference to Exhibit 10.1 contained in our related Current Report on Form 8-K, as filed on April 2, 2018).

10.51
Second Amendment to Credit and Security Agreement dated as of November 10, 2017 among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company. (in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed on November 14, 2017).

10.52
Amended and Restated Fee Letter Agreement dated as of November 10, 2017, by and between MidCap Financial Trust as Agent and the Company. (in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed on November 14, 2017).

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

STRATA SKIN SCIENCES, INC.

Date August 14, 2018	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date August 14, 2018	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer