Form 10-Q
period 2018-09-30
STRATA Skin Sciences, Inc.
filed 2018-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The number of shares outstanding of the issuer's common stock as of November 13, 2018 was 29,943,086 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$15,888	$4,069
Accounts receivable, net of allowance for doubtful accounts of $176 and $172, respectively	2,728	3,141
Inventories	2,488	3,009
Prepaid expenses and other current assets	670	533
Total current assets	21,774	10,752

Property and equipment, net	5,698	7,703
Intangible assets, net	9,867	11,325
Goodwill	8,803	8,803
Other assets	48	48
Total assets	$46,190	$38,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$-	$357
Current portion of long-term debt	-	2,387
Accounts payable	1,663	2,277
Other accrued liabilities	2,697	2,360
Warrant liability	104	-
Deferred revenues	327	291
Total current liabilities	4,791	7,672

Long-term liabilities:
Long-term debt, net	7,362	7,853
Deferred tax liability	392	414
Warrant liability	-	3
Other liabilities	268	444
Total liabilities	12,813	16,386

Commitments and contingencies (Note 16)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 9,968 and 36,182 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	4
Common Stock, $.001 par value, 150,000,000 shares authorized; 29,943,086 and 4,304,425 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30	4
Additional paid-in capital	266,854	251,643
Accumulated deficit	(233,508)	(229,406)
Total stockholders' equity	33,377	22,245
Total liabilities and stockholders' equity	$46,190	$38,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2018	2017

Revenues (Note 3)	$7,892	$7,285

Cost of revenues	3,049	3,276

Gross profit	4,843	4,009

Operating expenses:
Engineering and product development	224	411
Selling and marketing	2,487	2,492
General and administrative	2,184	1,678
	4,895	4,581

Operating loss before other expense, net	(52)	(572)

Other income (expense), net:
Interest expense, net	(239)	(1,343)
Change in fair value of warranty liability	(79)	81
Loss on extinguishment of debentures	-	(11,799)
	(318)	(13,061)

Loss before income taxes	(370)	(13,633)

Income tax benefit (expense)	80	(38)

Net loss	$(290)	$(13,671)

Net loss per common share - basic and diluted	$(0.01)	$(3.32)

Shares used in computing net loss per basic and diluted common share	29,912,827	2,477,743

Net loss per Preferred C share - basic and diluted	$(3.23)	$(1,235.43)

Shares used in computing net loss per basic and diluted Preferred C share	10,049	4,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Revenues (Note 3)	$21,892	$22,852

Cost of revenues	9,842	9,182

Gross profit	12,050	13,670

Operating expenses:
Engineering and product development	831	1,309
Selling and marketing	7,737	8,312
General and administrative	6,319	4,999
	14,887	14,620

Operating loss before other expense, net	(2,837)	(950)

Other expense, net:
Interest expense, net	(930)	(4,264)
Change in fair value of warrant liability	(101)	77
Other income, net	-	6
Loss on extinguishment of debentures	-	(11,799)
	(1,031)	(15,980)

Loss before income taxes	(3,868)	(16,930)

Income tax expense	-	(181)

Net loss	$(3,868)	$(17,111)

Net loss per common share – basic and diluted:	$(0.15)	$(5.94)

Shares used in computing net loss per basic and diluted share:	16,099,752	2,328,274

Net loss per Preferred C share – basic and diluted:	$(57.58)	$(2,208.96)

Shares used in computing net loss per basic and diluted Preferred C share	23,872	1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands, except share and per share amounts)
(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2017	36,182	$4	4,304,425	$4	$251,643	$(229,406)	$22,245
Adoption of accounting standard	-	-	-	-	-	(234)	(234)
BALANCE, JANUARY 1, 2018	36,182	4	4,304,425	4	251,643	(229,640)	22,011
Stock-based compensation	-	-	-	-	570	-	570
Conversion of convertible preferred stock into common stock	(26,214)	(3)	9,744,916	10	(7)	-	-
Sale of common stock, net of expenses of $2,336	-	-	15,893,745	16	14,648	-	14,664
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	(3,868)	(3,868)
BALANCE, SEPTEMBER 30, 2018	9,968	$1	29,943,086	$30	$266,854	$(233,508)	$33,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,868)	$(17,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,993	4,811
Provision for doubtful accounts	53	58
Loss on disposal of property and equipment	503	-
Gain on cancelation of distributor rights agreement	-	(40)
Net impairment of intangible asset and liability	(11)	23
Stock-based compensation	570	136
Deferred tax provision	(22)	180
Amortization of debt discount	44	2,344
Amortization of deferred financing costs	79	171
Loss on extinguishment of debt	-	11,799
Change in fair value of warrant liability	101	(77)
Changes in operating assets and liabilities:
Accounts receivable	361	130
Inventories	521	(716)
Prepaid expenses and other assets	(137)	406
Accounts payable	(614)	71
Other accrued liabilities	423	(162)
Other liabilities	(3)	108
Deferred revenues	(198)	115
Net cash provided by operating activities	1,795	2,246

Cash Flows From Investing Activities:
Lasers placed-in-service	(1,254)	(1,450)
Purchases of property and equipment, net	(6)	(321)
Payments on distributor rights liability	(23)	(115)
Net cash used in investing activities	(1,283)	(1,886)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14,664	-
Repayments of long-term debt	(3,000)	(857)
Payments on notes payable	(357)	(304)
Net cash provided by (used in) financing activities	11,307	(1,161)

Net increase (decrease) in cash and cash equivalents	11,819	(801)
Cash and cash equivalents, beginning of period	4,069	3,928

Cash and cash equivalents, end of period	$15,888	$3,127

Supplemental information:
Cash paid for interest	$808	$1,934

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$-	$262
Acquisition of distributor rights asset and license liability	$-	$286
Issuance of convertible preferred stock in exchange for convertible debentures	-	25,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 1
The Company:
Background
STRATA Skin Sciences is a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, marketed specifically for the intended use of micropigmentation.
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC received clearance from the United States Food and Drug Administration (the "FDA") in 2000. As of September 30, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.
During 2017, the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, the Company determined we would no longer market the line. In June, following the financing, the Company wrote down all inventory and fixed assets related to the product line to the net realizable value and recorded an expense of $280 in cost of revenues.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation. In 2018, there are no operations in the subsidiary in India.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to state fairly the condensed consolidated balance sheets, condensed consolidated statements of operations condensed consolidated statements of cash flows and consolidated statement of changes in equity, for the periods presented in accordance with GAAP. The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any  other future period. Certain information and footnote disclosures normally included in annual financial statements

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

prepared in accordance with GAAP have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, and other forms filed with the SEC from time to time.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company's equity, results of operations or cash flows.
The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and nine months ended September 30, 2017, the Company reclassified such reimbursements in the amount of $195 and $602, respectively, from selling and marketing expenses to reduction in revenues. The Company has determined that this reclassifcation is not material to the condensed consolidated financial statements for the three and nine months ended September 30, 2017.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our 2017 Form 10-K, and there have been no changes to the Company's significant account policies during the three and nine months ended September 30, 2018, except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards later within this Note 1.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2018, the most significant estimates include (1) revenue recognition, (2) allowance for doubtful accounts of accounts receivable, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets and (6) the fair value of financial instruments, including derivative instruments.
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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liabilities is estimated using option pricing models that are based on the fair value of the Company's common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liabilities are the only recurring Level 3 fair value measures and the only asset or liability that is measured at fair value on a recurring basis. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of September 30, 2018, and December 31, 2017, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the market rate on the debt.

Several of the warrants outstanding as of September 30, 2018 and 2017 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company. All such warrants are classified as derivatives and are the Company's only recurring fair value measurement. These warrants have been recorded at their fair value using a Black Scholes option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. See Note 10, Warrants, for additional discussion.

Recurring level 3 Activity and Recalculation
The table below provides a reconciliation of the beginning and ending balance for the liability measured at fair value using significant unobservable inputs (Level 3).
Issuance Date	December 31, 2017	Increase in Fair Value	September 30, 2018

10/31/2013	2	51	53
2/5/2014	1	50	51
	$3	$101	$104

Issuance Date	December 31, 2016	Decrease in Fair Value	December 31, 2017

10/31/2013	39	(37)	2
2/5/2014	66	(65)	1
	$105	$(102)	$3

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
The following table presents the calculation of basic and diluted net loss per share by each class of security for the three and nine months ended September 30, 2018:

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Common Stock	Series C Preferred Stock	Common Stock	Series C Preferred Stock

Net loss	$(257)	$(33)	$(2,493)	$(1,375)

Weighted average number of shares outstanding during the period	29,912,827	10,049	16,099,752	23,872

Basic and Diluted net loss per share	$(0.01)	$(3.23)	$(0.15)	$(57.58)

The following table presents the calculation of basic and diluted net loss per share by each class of security for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
	Common stock	Series C Preferred stock	Common stock	Series C Preferred stock

Net loss	$(8,235)	$(5,436)	$(13,835)	$(3,276)

Weighted average number of shares outstanding during the period	2,477,743	4,400	2,328,274	1,483

Basic and Diluted net loss per share	$(3.32)	$(1,235.43)	$(5.94)	$(2,208.96)

For the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share and Series C Preferred share is equal to the basic net loss per common share and Series C Preferred share, respectively, since all potentially dilutive securities are antidilutive.
The weighted average of potential common stock equivalents outstanding during the nine months ended September 30, 2018 and 2017 consist of common stock equivalents of senior secured convertible debentures, common stock purchase warrants, convertible preferred stock, restricted stock units and common stock options, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Common stock equivalents of convertible debentures	-	7,546,299		-	8,191,777
Common stock purchase warrants	2,392,760	2,406,625	2,398,651		2,406,625
Common stock equivalents of convertible Preferred B stock	-	228,336	-		343,261
Common stock equivalents of convertible Preferred C stock	3,777,033	-	8,874,092		-
Restricted stock units	140,097	-	58,717		-
Common stock options	4,371,764	855,389	2,786,400		873,554
Total	10,681,654	11,036,649	14,117,860		11,815,217

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Adoption of New Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method with a cumulative adjustment that increased its accumulated deficit and deferred revenue by approximately $234 as of January 1, 2018. The cumulative adjustment was related to the promise to provide service type contracts related to sales of dermatology procedures equipment for all outstanding contracts, outstanding as of January 1, 2018. A portion of the transaction price of equipment sold with these service type warranties is allocated to such warranties based on their stand-alone selling price, and the Company now recognizes revenue from these service type warranties ratably over the warranty term. The method used to estimate stand-alone selling price is the price observed in transactions where the customer is charged a discrete price for the extended warranty.
Other than the above change related to warranties, the adoption of this standard did not have a material impact on the Company's results of operations for the three and nine months ended September 30, 2018. The impact from adopting this standard on the Company's statement of operations for the three and nine months ended September 30, 2018 is as follows:
	For the Three Months Ended September 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$7,892	$7,946	$(54)

	For the Nine Months Ended September 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$21,892	$22,006	$(114)

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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company's condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842, as amended). The guidance introduces a lessee model that results in most leases impacting the balance sheet. Under ASU 2016-02, lessees will be required to recognize, for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Also, the new standard aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition model. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our condensed consolidated financial statements and related disclosures, including the use of optional practical expedients, we expect our operating leases will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. Regarding the Company's revenue from short-term leases, we do not expect the new standard to have a material impact on our condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.

Note 2
Equity Financing and Liquidity

Equity Financing
On March 30, 2018, the Company entered into multiple agreements in order to obtain $17,000 of equity financing (the "Financing") from the following sources:


On March 30, 2018 the Company entered into a Stock Purchase Agreement (the "Accelmed SPA") and a Registration Rights Agreement with Accelmed Growth Partners L.P. ("Accelmed") investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed received 12,037,037 shares of its common stock.


In connection with the Accelmed investment, the Company entered into two separate stock purchase agreements, each for approximately $1,000 with its then current shareholders, Broadfin Capital ("Broadfin") and Sabby Management ("Sabby"). Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of the Company's common stock at a price per share of $1.08.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)


Two separate subscription agreements were also executed on in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of the Company's common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli, the new CEO of the Company effective May 29, 2018, for $1,000 to purchase 925,926 shares of the Company's common stock at $1.08 per share.

The Company incurred $2,336 of costs related to the equity financing during the nine months ended September 30, 2018, which have been offset against the proceeds in the accompanying financial statements. These costs included reimbursing Accelmed $500 for legal fees, consulting, due diligence and administrative costs related to the stock purchase agreement. In addition, the Company incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.
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
In addition, Sabby and Broadfin delivered to the Company a voting undertaking obligating Sabby and Broadfin to increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders.
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
In connection with the Agreements, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors to prepare and file with the SEC a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3 which became effective on September 24, 2018.

Liquidity
We have experienced recurring operating losses and prior to 2017 negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of September 30, 2018, combined with the anticipated revenues from the rental or sale of our products and the investment discussed above, will be

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-Q. In the Company's debt modification with MidCap, MidCap reduced the restrictive covenants. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance, for which the Company currently has sufficient funds to repay.

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated as short term operating leases, and thus are outside the scope of ASC 606 and are accounted for in accordance with ASC 840, Leases. While these are not operating leases contractually, these are viewed as operating leases for accounting purposes since in these arrangements the Company provides the customers the rights to use the treatment equipment and the customers control physical access to the treatment equipment while controlling the utility and output of such equipment during the term of the arrangement. For the first type of arrangement, fees are recognized as revenue over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. For the second type of arrangement fees are recognized as revenue ratably on a straight-line basis over the term period specified in the agreement. Contingent amounts that are due only if the customer exceeds the agreed upon number of treatments are recognized as revenue only once such treatments are exceeded and used. Prepaid amounts under the agreements are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods pricing is fixed with the customers.

The fee charged is inclusive of the use of the system and the services provided by the Company to the customer, which include system maintenance, and other services. The Company considers the other service and support elements in the contract to be perfunctory and inconsequential.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company fulfills its performance obligations and recognizes revenues when control of the promised products is transferred to the Company's customers. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties, but excludes any equipment accounted for as leases. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $313, and the Company expects to recognize $137 of the remaining performance obligations over the subsequent twelve months and the remainder thereafter. Contract assets primarily relate to the Company's rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments, but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The $82 of short-term contract liabilities is presented as deferred revenues on the September 30, 2018 Condensed Consolidated Balance Sheet, and the $231 of long-term contract liabilities is presented within Other Liabilities. For the three and nine months ended September 30, 2018, $14 and $35, respectively, was recognized as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of January 1, 2018.

With respect to contract acquisition costs, as the agreements with customers can be cancelled by either party with a 60-day notice, the Company applied the practical expedient and expenses these costs immediately.  This practical expedient is applied for all contracts.

The following table presents the Company's revenue disaggregated by geographical region for the three and nine months ended September 30, 2018. The revenue for the three and nine months ended September 30, 2017 have not been adjusted for the adoption of ASC 606. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company's international master distributor for physicians based primarily in Asia.

	Three Months Ended September 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,556	$366	$5,922
Foreign	-	$1,970	1,970
Total	$5,556	$2,366	$7,892

	Nine Months Ended September 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$15,221	$1,337	$16,558
Foreign	-	$5,334	5,334
Total	$15,221	$6,671	$21,892

	Three Months Ended September 30, 2017
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,525	$617	$6,142
Foreign	-	$1,143	1,143
Total	$5,525	$1,760	$7,285

	Nine Months Ended September 30, 2017
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$17,051	$1,959	$19,010
Foreign	-	$3,842	3,842
Total	$17,051	$5,801	$22,852

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The comparability of the periods presented are impacted by the sales of the terminated Nordlys product line. Our overall sales for the three months ended September 30, 2018 and 2017, excluding Nordlys, were $7,835 and $7,165, respectively, and $21,558 and $22,343 for the nine months ended September 30, 2018 and 2017, respectively.
Note 4
Inventories:
	September 30, 2018	December 31, 2017

Raw materials and work in progress	$2,391	$2,490
Finished goods	97	519
Total inventories	$2,488	$3,009
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 5
Property and Equipment, net:
	September 30, 2018	December 31, 2017

Lasers placed-in-service	$18,352	$17,820
Equipment, computer hardware and software	185	462
Furniture and fixtures	130	124
Leasehold improvements	31	31
	18,698	18,437
Accumulated depreciation and amortization	(13,000)	(10,734)
Property and equipment, net	$5,698	$7,703

Depreciation and related amortization expense was $850 and $1,097 for the three months ended September 30, 2018 and 2017, respectively; and $2,762 and $3,292 for the nine months ended September 30, 2018 and 2017, respectively. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.
Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets as of September 30, 2018:
	Balance	Accumulated Amortization	Intangible Assets, net

Core technology	$5,700	$(1,853)	$3,847
Product technology	1,500	(1,150)	350
Customer relationships	6,900	(2,243)	4,657
Tradenames	1,500	(487)	1,013
	$15,600	$(5,733)	$9,867

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Set forth below is a detailed listing of definite-lived intangible assets as of December 30, 2017:
	Balance	Accumulated Amortization	Intangible Assets, net

Core technology	5,700	(1,425)	4,275
Product technology	1,500	(1,000)	500
Customer relationships	6,900	(1,725)	5,175
Tradenames	1,500	(375)	1,125
Distribution rights	286	(36)	250
	$15,886	$(4,561)	$11,325

Related amortization expense was $402 and $505 for the three months ended September 30, 2018 and 2017, respectively and $1,231 and $1,519 for the nine months ended September 30, 2018 and 2017, respectively. During the three and nine months ended September 30, 2017, the Company wrote off core technology of $274 and accumulated amortization of $251 related to the discontinuance of the MelaFind product. The value written off of $23 was recorded in cost of revenues.
Intangible assets consist of core technology, product technology, customer relationships, trademark and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years.
During the first quarter of 2018, the Company wrote off distribution rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product. The net value written off of $226 was recorded in selling and marketing expense. The Company wrote off distribution liabilities of $237 as a result of the termination of the agreement on May 31, 2018. The net value written off of $11 was recorded in selling and marketing expense. (See Note 1)
Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:
Remaining 2018	$402
2019	1,610
2020	1,510
2021	1,410
2022	1,410
Thereafter	3,525
Total	$9,867

Note 7
Other Accrued Liabilities:
	September 30, 2018	December 31, 2017

Accrued warranty, current	$146	$109
Accrued compensation, including commissions and vacation	1,196	785
Accrued sales and other taxes	869	904
Distributor rights liability, current	-	85
Accrued professional fees and other accrued liabilities	486	477
Total other accrued liabilities	$2,697	$2,360

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Included in accrued sales and other taxes are certain estimated sales and use taxes and related penalties and interest currently assessed but not adjudicated by taxing authorities. All the Company's tax positions are subject to audit. The Company has been subject to audits performed by the taxing authorities. The Company uses estimates when accruing its sales and use tax liability, including interest and penalties.  While the Company believes all its estimates and assumptions are reasonable and will be sustained upon audit, actual liabilities and credits may differ significantly. The Company believes its accruals cover all probable payments relating to sales and use taxes.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the condensed consolitated balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2018 and 2017 is summarized as follows:

	September 30, 2018	December 31, 2017

Balance at beginning of period	$178	$115
Additions charged to warranty expense	91	161
Expiring warranties/claimed satisfied	(19)	(98)
Balance at end of period	$250	$178

Note 8
Long-term Debt:
	September 30, 2018	December 31, 2017

Term note, net of debt discount of $117 and $160, respectively; and deferred financing cost of $92 and $171, respectively	$7,362	$10,240
Less: current portion	-	(2,387)
Total long-term debt	$7,362	$7,853
Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Credit Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility is December 1, 2020. The Company's obligations under the credit facility are secured by a first priority lien on all the Company's assets. This credit facility includes both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of nine months where there are no principal payments due.
On March 26, 2018 the Company entered into a Third Amendment to the Credit Agreement with MidCap. For the period beginning on the closing date of the loan and ending on January 31, 2018, the gross revenue in accordance with GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule, as defined in the Credit Agreement. This amendment waived the event of default related to the revenue covenant for the period ending February 2018. This amendment also amended the monthly net revenue covenant for March and April 2018.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the "Amendment"), pursuant to which the Company repaid $3,000 in principal of the existing $10,600 credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment and exit fees for the Company. The Amendment modified the principal payments including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal and interest payments beginning December 2019 are $252. The Company was in compliance with all covenants as of September 30, 2018.
These amendments have been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.
The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:
Remaining in 2018	$-
2019	252
2020	3,029
2021	3,029
2022	1,261
$7,571
Note 9
Convertible Debentures:
The Company issued $32,500 aggregate principal amount of Debentures (the "June 2015 Debentures") that, subject to certain ownership limitations and stockholder approval conditions, was convertible into 8,666,668 shares of Company common stock at an initial conversion price of $3.75 per share. The June 2015 Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance, June 22, 2020.
The June 2015 Debentures included a beneficial conversion feature valued at $27,300 that was recorded as a discount to the debentures. On the date of issuance, the beneficial conversion feature value was calculated as the difference resulting from subtracting the conversion price of $3.75 from $6.90, the opening market value of the Company's common stock following the announcement of the transaction, multiplied by the number of common shares into which the June 2015 Debentures were convertible. This discount was being amortized over the five-year life of the June 2015 Debentures using the effective interest method. The embedded conversion feature contained an anti-dilution provision that allowed for downward exercise price adjustments in certain situations. The embedded conversion feature was not bifurcated as it did not meet all the elements of a derivative.
On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with institutional investors (the "Investors") providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the "July 2014 Debentures"), and warrants (the "July 2014 Series A Warrants") to purchase up to an aggregate of 1,239,769 shares of common stock, $0.001 par value per share, at an exercise price of $12.25 per share expiring in July 2019. The July 2014 Debentures were bearing interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures were convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share. The Company's obligations under the July 2014 Debentures was secured by a first priority lien on all the Company's intellectual property pursuant to the terms of a security agreement ("Security Agreement") dated July 21, 2014 among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, see Note 10, Warrants, and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the SEC on October 20, 2014 (File No. 333-198249).

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

For financial reporting purposes, out of the $15,000 funded by the Investors on July 21, 2014 $5,296 was allocated first to the Warrants issued, then $4,565 to the intrinsic value of the beneficial conversion feature on the July 2014 Debentures. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491, resulting in an initial carrying value of the Debentures of $4,647. The initial debt discount on the July 2014 Debentures totaled $10,353 and was being amortized using the effective interest method over the five-year life of the July 2014 Debentures.
During the nine months ended September 30, 2017, the investors converted debentures amounting to $262 into 70,000 shares of common stock for the June 2015 note. The debt discount and deferred financing cost adjustment resulting from the conversions increased interest expense by $197 for the nine months ended September 30, 2017.
As a condition of the new note facility, see Note 8, Long-term Debt, each of the June 2015 Debentures and the July 2014 Debentures collectively the "Debentures" were amended. The Debentures holders' first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021 and treated as a modification.
On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its 2.25% Senior Series A Secured Convertible Debentures due June 30, 2021 and 4% Senior Secured Convertible Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The elimination of the senior secured debt also eliminated the Company's obligation to pay approximately $4,000 of interest payments over the next four years. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017 and $40,465 principal was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. As there was no intrinsic value for the conversion feature on the date of extinguishment, none of the proceeds were allocated to the extinguishment of the beneficial conversion feature. As such, the difference between the fair value of the convertible preferred stock issued (determined based on the market value of the underlying common stock) and the net carrying value of the Debentures (adjusted for unamortized premium discount), of $11,799 was recognized as a loss on extinguishment of Debentures.
Other than the limitations on conversions to keep each such holder's beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they are common stock shareholder and are not redeemable by the holders, except the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into 372 shares of common stock (at a conversion price equal to $2.69) for a total of approximately 15,049,000 shares of common stock.
The total outstanding Debentures was exchanged for convertible Preferred C stock on September 20, 2017, thus there was no remaining outstanding balance as of September 30, 2018 or December 31, 2017.
Total interest expense related to the Debentures was $961 and $3,116 for the three and nine months ended September 30, 2017, respectively.
Note 10
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. Currently there are warrants to purchase 403,090 shares of common stock with an exercise price of $3.75 per share and they expire between February 5, 2019 and April 30, 2019. The fair value of these derivatives was $104 and $3 as of September 30, 2018 and December 31, 2017, respectively. The change in fair value of these derivatives was recorded as $79 of other expense and $81 of other income for the three months ended September 30, 2018 and 2017, and $101 and $77 in other expense for the nine months ended September 30, 2018 and 2017 respectively.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Outstanding common stock warrants at September 30, 2018 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price

10/31/2013*	4/30/2019	137,143	$3.75
2/5/2014*	2/5/2019	265,947	$3.75
7/24/2014	7/24/2019	1,239,769	$3.75 - $ 12.25
6/22/2015	6/22/2020	600,000	$3.75
12/30/2015	12/30/2020	130,089	$5.65
1/29/2016	1/29/2021	19,812	$5.30
		2,392,760
*These warrants are classified as liabilities.
Note 11
Stock-based Compensation:
At September 30, 2018, the Company had options to purchase 4,342,765 shares of common stock outstanding with a weighted-average exercise price of $2.02. As of September 30, 2018, options to purchase 785,461 shares are vested and exercisable.
On March 30, 2018, the Company issued options to purchase 1,557,628 shares of common stock to its then Interim Chief Executive Officer with a strike price of $1.12 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $950.
On May 23, 2018, the Company issued options to purchase 1,413,249 shares of common stock to its Chief Executive Officer with a strike price of $1.66 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $1,237.
There were additional grants made to management during the quarter ended June 30, 2018 totaling 800,000 at strike prices ranging from $1.66 to $1.93. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $801.
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
Stock-based compensation expense, which is included in general and administrative expense, for the three and nine months ended September 30, 2018 was $367 and $570, respectively. For the three and nine months ended September 30, 2017 stock-based compensation was $63 and $136, respectively. As of September 30, 2018, there was $2,854 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.37 years. There are 1,134,521 options available for issuance as of September 30, 2018.
Note 12
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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Income tax benefit of $80 for the three months ended September 30, 2018 and an expense of $38 and $181 for the three and nine months ended September 30, 2017, respectively, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.
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
Note 13
Business Segments:
In 2018, the Company organized its business into two operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the XTRAC procedures performed by dermatologists. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generated revenues from the sale and usage of imaging devices. The Company announced that it will no longer support the imaging devices effective September 30, 2017 thus there will be minimal, if any, continuing revenues for this segment. This is no longer a reportable segment in 2018. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest expense and other income (expense), net are also not allocated to the operating segments.
The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,556	$2,336	$7,892
Costs of revenues	1,757	1,292	3,049
Gross profit	3,799	1,044	4,843
Gross profit %	68.4%	44.7%	61.4%

Allocated operating expenses:
Engineering and product development	178	46	224
Selling and marketing	2,276	211	2,487

Unallocated operating expenses	-	-	2,184
	2,454	257	4,895
Income (loss) from operations	1,345	787	(52)

Interest expense, net	-	-	(239)
Change in fair value of warranty liability	-	-	(79)
Income (loss) before income taxes	$1,345	$787	$(370)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended September 30, 2017

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$5,525	$1,751	$9	$7,285
Costs of revenues	2,084	967	225	3,276
Gross profit	3,441	784	(216)	4,009
Gross profit %	62.3%	44.8%	(2400.0%)	55.0%

Allocated operating expenses:
Engineering and product development	348	63	-	411
Selling and marketing expenses	2,043	449	-	2,492

Unallocated operating expenses	-	-	-	1,678
	2,391	512	-	4,581
Income (loss) from operations	1,050	272	(216)	(572)

Interest expense, net	-	-	-	(1,343)
Change in fair value of warrant liability	-	-	-	81
Loss on extinguishment of debt	-	-	-	(11,799)

Income (loss) before income taxes	$1,050	$272	$(216)	$(13,633)

The following tables reflect results of operations from our business segments for the periods indicated below:
Nine Months Ended September 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$15,221	$6,671	$21,892
Costs of revenues	5,587	4,255	9,842
Gross profit	9,634	2,416	12,050
Gross profit %	63.3%	36.2%	55.0%

Allocated operating expenses:
Engineering and product development	663	168	831
Selling and marketing	6,663	1,074	7,737

Unallocated operating expenses	-	-	6,319
	7,326	1,242	14,887
Income (loss) from operations	2,308	1,174	(2,837)

Interest expense, net	-	-	(930)

Change in fair value of warrant liability	-	-	(101)

Income (loss) before income taxes	$2,308	$1,174	$(3,868)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Nine Months Ended September 30, 2017

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$17,051	$5,784	$17	$22,852
Costs of revenues	5,969	2,988	225	9,182
Gross profit	11,082	2,796	(208)	13,670
Gross profit %	65.0%	48.3%	(1,223.5%)	59.8%

Allocated operating expenses:
Engineering and product development	1,104	204	1	1,309
Selling and marketing expenses	7,145	1,167	-	8,312

Unallocated operating expenses	-	-	-	4,999
	8,249	1,371	1	14,620
Income (loss) from operations	2,833	1,425	(209)	(950)

Interest expense, net	-	-	-	(4,264)
Change in fair value of warrant liability	-	-	-	77
Loss on extinguishment of debt	-	-	-	(11,799)
Other income (expense), net	-	-	-	6

Income (loss) before income taxes	$2,833	$1,425	$(209)	$(16,930)

Note 14
Significant Customer Concentration:
For the three and nine months ended September 30, 2018, revenues from sales to the Company's international master distributor (GlobalMed Technologies) were $2,077 and $5,379, or 26 % and 24%, of total revenues for such period, respectively. At September 30, 2018, the accounts receivable balance from GlobalMed Technologies was $356 or 13.0%, of total net accounts receivable.

For the three and nine months ended September 30, 2017, revenues from sales to GlobalMed Technologies were $1,148 and $3,861, or 15.3% and 16.9%, of total revenues for such period, respectively. At September 30, 2017, the accounts receivable balance from GlobalMed Technologies was $418, or 13.1%, of total net accounts receivable.

No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2018 and 2017. No other customer represented more than 10% of total accounts receivable as of September 30, 2018 and 2017.

Note 15
Related Parties:
On March 30, 2018, in connection with the Financing, the Company entered into the Broadfin SPA and the Sabby SPA, each for approximately $1,000 with our then current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into a Subscription Agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share. See Note 2 for more information on the Financing.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

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
In 2017, the Company had consulting contracts with two of its directors. The directors were paid $10 per month for their services to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The agreements expired per their terms on June 30, 2017 and December 31, 2017 and no extensions or renewals of the agreements were entered into.
During 2018, the Company had an agreement with the son of a former Board Member for direct to consumer advertising. The Company incurred $13 of expense, over a nine month period, and no longer uses the service.
Note 16
Commitments:
On September 28, 2018, the Company entered into a Sublease Agreement (the "Sublease") with the Luigi Bormioli Corporation ("Bormioli") to sublease approximately 8,513 square feet of space of an office building located at 5 Walnut Grove Drive, Horsham, PA 19044 for the Company's new headquarters location.  The Company's current lease for its headquarters expires on November 30, 2018.  Bormioli is the prime tenant of the premises in a prime lease agreement with RVOP, LLC. The Sublease term commences on November 15, 2018 and expires on January 31, 2023, with the Company having the option of extending the term for one additional term of two years. The Sublease contains certain protections for the Company in the event of a default by Bormioli under the prime lease.
The Sublease also contains customary terms and conditions for a real property sublease as well as default provisions allowing Bormioli to terminate the Sublease in the event of an unremedied breach by the Company.
The Company has various non-cancelable operating lease agreements for real property and several minor operating leases these arrangements expire at various dates through January 2023. Rent expense was $110 and $332 for the three and nine months ended September 30, 2018, respectively, and $111 and $338 for the three and nine months ended September 30, 2017, respectively. The future annual minimum payments under these leases are as follows:
Year Ending December 31,
2018	92
2019	352
2020	213
2021	220
2022	227
Thereafter	17

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
Introduction, Outlook and Overview of Business Operations
STRATA Skin Sciences is a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, marketed specifically for the intended use of micropigmentation.
The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under our dermatology recurring procedure model, down from 776 at the end of September 30, 2017. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system's use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world's population suffers from vitiligo. In 2017, over 335,000 XTRAC laser treatments were performed on approximately 21,000 patients in the United States.
Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement allows for two one-year extensions.
During 2017, the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, following the financing, the Company determined we would no longer market the line and the agreement was terminated. For 2017 quarterly sales of the Nordlys product line were $0, $391, $118, $639 for the first through fourth quarters of 2017, respectively.  For 2018 quarterly sales were $218, $59 and $57 for the first through third quarters of 2018, respectively.

Key Technology
•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B ("UVB") light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
In the third quarter of 2018, we announced the FDA granted clearance for our Multi Micro Dose (MMD) tip for our XTRAC excimer laser. The MMD Tip accessory is indicated for use in conjunction with the XTRAC laser system to filter the Narrow Band UVB ("NB-UVB") light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular patient.

•	In the third quarter of 2018, we announced the launch of our S3, the next generation XTRAC. The S3 is smaller, faster and has a smart user interface.
•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
•
STRATAPEN®. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Recent Developments

Equity Financing

On March 30, 2018, we entered into multiple agreements in order to obtain $17,000 of equity financing from the following sources:

On May 29, 2018, we completed the sale and issuance (the "Financing") of 15,740,741 shares of the Company's common stock, subject to customary post-closing adjustments, to Accelmed Growth Partners L.P. ("Accelmed"), Broadfin Capital ("Broadfin"), Sabby Management ("Sabby"), Gohan Investments, Ltd. and Dr. Dolev Rafaeli, our President and Chief Executive Officer, for gross proceeds of $17.0 million at a per share price of $1.08.  The various stock purchase agreements were entered into on March 30, 2018 (collectively, the "Agreements").

We incurred $2,336 of costs related to the Financing during the nine months ended September 30, 2018, which have been offset against the proceeds in the accompanying financial statement. These costs included $500 to Accelmed for legal fees, consulting, due diligence and administrative costs related to the stock purchase agreement. In addition, we incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.
In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the "Leak-Out Agreements"). Under the terms of each of the respective Leak-Out Agreements, the stockholder has agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of common stock of the Company held by the stockholder on the date hereof or issuable to the stockholder upon conversion of shares of the Company's Series C Preferred Stock held by the stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per share of the Company's common stock less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless,

(1) in the case of either clauses (a) or (b), otherwise approved by the Company's Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in the Stock Purchase Agreement) or (3) in the case of either clauses (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries.
In addition, Sabby and Broadfin delivered to us a voting undertaking obligating Sabby and Broadfin to increase their respective "blocker" to 9.99% prior to the record date for the meeting of the shareholders.
On May 23, 2018, we held a special meeting of stockholders where the stockholders approved, pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to refinancing, plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the agreements
The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and in July 2018, the Company issued 153,004 shares associated with those contingencies. Since the share amounts were known at the close of the financing the Company included these shares in Common Stock Issuable as of September 30, 2018. There are additional contingencies included in the SPA's but the Company has determined they are not probable or estimable at this time.

In connection with the Agreements, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors to prepare and file with the SEC a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3, which became effective on September 24, 2018.

MidCap Credit Facility
On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the "Amendment"), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment and exit fees for the Company. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal and interest payments beginning December 2019 are $252. The Company was in compliance with the covenant as of September 30, 2018.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended September 30, 2018 except for the adoption of the new revenue recognition standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, as filed with the SEC with our Annual Report on Form 10-K filed on April 2, 2018.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for prices per treatment and the earnings per share.)

Sales and Marketing
As of September 30, 2018, our sales and marketing personnel consisted of 50 full-time positions, inclusive of a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

Revenues
The following table presents revenues from our segments for the periods indicated below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Dermatology Recurring Procedures	$5,556	$5,525	$15,221	$17,051
Dermatology Procedures Equipment	2,336	1,751	6,671	5,784
Dermatology Imaging	-	9	-	17

Total Revenues	$7,892	$7,285	$21,892	$22,852
Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended September 30, 2018 was $5,556, which we estimate is approximately 70,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended September 30, 2017 of $5,525, which we estimate is approximately 69,000  treatments, with prices between $65 to $95 per treatment. Recognized treatment revenue for the nine months ended September 30, 2018 was $15,221, which approximates 190,000 treatments, with prices between $65 to $95 per treatment compared to recognized treatment revenue for the nine months ended September 30, 2017 of $17,051, which approximates 213,000 treatments, with prices between $65 to $95 per treatment.
Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have had a negative impact  on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen which can sometimes require up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have initiated a direct to patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. In the last three quarters of 2017 and the first quarter of 2018, in an effort to conserve cash, we reduced the amount spent on the direct to patient programs. This caused a decrease in the patient traffic to our dermatologist partner clinics, which, in turn, caused a decline in recurring patient revenues. With the equity financing completed in May 2018, we expect to continue to increase spending in the direct to patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes the recurring revenue as there is a lag between advertising and patients receiving treatment which we estimated to be three to nine months.
Revenues from Dermatology Recurring Procedures are recognized over the contract term, which equates to the usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2018, and December 31, 2017, we deferred net revenues of $90 and $150, respectively which will be recognized as revenue over the remaining contract term.

Dermatology Procedures Equipment
For the three months ended September 30, 2018, dermatology equipment revenues were $2,336. Internationally, we sold 34 systems for the three months ended September 30, 2018, (18 XTRAC and 16 VTRAC). Domestically, we sold 4 XTRAC systems for the three months ended September 30, 2018. For the three months ended September 30, 2017 dermatology equipment revenues were $1,751. Internationally, we sold 19 systems for the three months ended September 30, 2017 (9 XTRAC and 10 VTRAC).  During the quarter and nine months ended September 30, 2018 customers in Asia purchased a higher number of machines, primarily in anticipation of tariffs. Future quarterly revenue may be impacted by higher than historical purchases.

For the nine months ended September 30, 2018, dermatology equipment revenues were $6,671. Internationally, we sold 78 systems for the nine months ended September 30, 2018, (55 XTRAC and 23 VTRAC). Domestically, we sold 12 XTRAC systems for the nine months ended September 30, 2018. For the nine months ended September 30, 2017 dermatology equipment revenues were $5,784. Internationally, we sold 50 systems for the nine months ended September 30, 2017, (31 XTRAC and 19 VTRAC).

The comparability of the periods presented are impacted by the sales of the terminated Nordlys product line. Our overall sales for the three months ended September 30, 2018 and 2017, excluding Nordlys, were $7,835 and $7,165, respectively and $21,558 and $22,343 for the nine months ended September 30, 2018 and 2017, respectively.
Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Dermatology Recurring Procedures	$1,757	$2,084	$5,587	$5,969
Dermatology Procedures Equipment	1,292	967	4,255	2,988
Dermatology Imaging	-	225	-	225

Total Cost of Revenues	$3,049	$3,276	$9,842	$9,182
Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,892	$7,285	$21,892	$22,852
Percent increase (decrease)	8.3%		(4.2%)
Cost of revenues	3,049	3,276	9,842	9,182
Percent (decrease) increase	(6.9%)		7.2%
Gross profit	$4,843	$4,009	$12,050	$13,670
Gross margin percentage	61.4%	55.0%	55.0%	59.8%

Gross profit increased to $4,843 for the three months ended September 30, 2018 from $4,009 during the same period in 2017. As a percent of revenue, the gross margin was 61.4% for the three months ended September 30, 2018 as compared to 55.0% for the same period in 2017. Gross profit decreased to $12,050 for the nine months ended September 30, 2018 as compared to $13,670 for the same period in 2017. As a percent of revenue, the gross margin was 55.0 % as compared to 59.8% for the same period in 2017.

Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$5,556	$5,525	$15,221	$17,051
Percent increase (decrease)	0.5%		(10.7%)
Cost of revenues	1,757	2,084	5,587	5,969
Percent decrease	(15.6%)		(6.40%)
Gross profit	$3,799	$3,441	$9,634	$11,082
Gross margin percentage	68.4%	62.3%	63.3%	65.0%

The primary reason for the increase in gross profit for the three months ended September 30, 2018 is the result of lower depreciation expense on lasers placed in the field after reaching their full depreciated value.  The primary reason the decrease in gross profit for the nine months ended September 30, 2018 is due to a lower number of treatments in the nine months as a result of lower advertising spend in the previous year. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and decreases in those treatments have an impact on the gross margins.
Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,336	$1,751	$6,671	$5,784
Percent increase	33.4%		15.3%
Cost of revenues	1,292	967	4,255	2,988
Percent increase	33.6%		42.4%
Gross profit	$1,044	$784	$2,415	$2,796
Gross margin percentage	44.7%	44.8%	36.2%	48.3%
The primary reason for the change in gross profit for the three and nine months ended September 30, 2018 for dermatology procedures equipment, compared to the same period in 2017, was the write off of the Nordlys inventory and fixed assets as we will no longer be selling this product line. Therefore, the Company wrote the assets down to their net realizable value. In addition, the geographic mix unfavorably impacted the margins as we sold less in domestic sales in the third quarter of 2018 as compared to the same period in 2017. Generally, the average selling prices are higher domestically than internationally.
The comparability of the periods presented are impacted by the margins of the terminated Nordlys product line. Our overall margins for the three months ended September 30, 2018 and 2017, excluding the Nordlys, were $4,904 and $3,963 and $12,447 and $13,410 for the nine months ended September 30, 2018.
Dermatology Imaging
In 2017 we had discontinued our efforts to develop the MelaFind System and have discontinued our efforts to commercialize it. For the three months ended September 30, 2017, we recorded a $216 reserve for obsolescence related to the inventory for the MelaFind product

Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2018 decreased to $224 from $411 for the three months ended September 30, 2017. The decrease was primarily due to employee severance costs incurred during the three months ended September 30, 2017 associated with discontinuing research and development efforts for dermatology imaging devices. Engineering and product development expenses for the nine months ended September 30, 2018 decreased to $831 from $1,309 for the nine months ended September 30, 2017. The decrease relates to lower compensation and project costs in 2018, associated with discontinuing research and development efforts for dermatology imaging devices.
Selling and Marketing Expenses
For the three months ended September 30, 2018, selling and marketing expenses were $2,487 as compared to $2,492 for the three months ended September 30, 2017. Sales and marketing expenses were flat for the comparable quarter, however, there was a decrease in compensation, travel and amortization of distributor rights as a result of the decision to discontinue selling the Nordlys product line in 2017 partially offset by higher commissions. For the nine months ended September 30, 2018 selling and marketing expenses decreased to $7,737 from $8,312 for the nine months ended September 30, 2017. The decrease was primarily related to the planned reduction in expense in television and radio media to a campaign focused more on internet and social media.  The Company expects to carefully manage increase to the direct to consumer advertising in the coming quarters.
General and Administrative Expenses
For the three months ended September 30, 2018, general and administrative expenses increased to $2,184 from $1,678 for the three months ended September 30, 2017.  The increase in the three months ended September 30, 2018 is primarily the result of higher stock-based compensation, other compensation, legal expense, partially offset by lower investor relations costs. For the nine months ended September 30, 2018 general and administrative expenses increased to $6,319 from $4,999 for the nine months ended September 30, 2017. The increase for the nine months was primarily associated with an increase in severance of approximately $400 associated with the former Chief Executive Officer who became our interim Chief Financial Officer before his departure, additional stock-based compensation of $434, additional franchise and sales taxes for certain states, insurances and consulting and legal costs.
Interest Expense, Net
Interest expense for the three months ended September 30, 2018 was $239 compared to $1,343 in the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 decreased to $930 from $4,264 for the nine months ended September 30, 2017. The decrease in interest expense for the three and nine months ended September 30, 2018 related to the convertible debentures that were converted into Series C Preferred Stock in September 2017 and are no longer outstanding.
Other Income, Net
In accordance with FASB ASC 470, "Debt – Debt with Conversion and Other Options" ("ASC Topic 470") and FASB ASC 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), we re-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of September 30, 2018, of $79 and $101 in other expense for the three and nine months ended September 30, 2018.
Income Taxes
Income tax benefit of $80 for the three months ended September 30, 2018 and an expense of $38 and $181 for the three and nine months ended September 30, 2017, respectively, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations. This generates a deferred tax liability that is not used to offset deferred tax assets for valuation allowance considerations.
Non-GAAP adjusted EBITDA
We have determined to supplement our condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), presented elsewhere within this report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA, "Earnings Before Interest, Taxes, Depreciation, and Amortization." .

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, GAAP measures. These non-GAAP measures are provided to enhance readers' overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company's future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with GAAP.
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
Reconciliation of reported net loss to non-GAAP adjusted EBITDA
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(290)	$(13,671)	$(3,868)	$(17,111)

Adjustments:
Depreciation/amortization*	1,253	1,602	3,993	4,811
Income taxes	(80)	38	-	181
Interest expense	239	1,343	930	4,264

Non-GAAP EBITDA	1,122	(10,688)	1,055	(7,855)

Stock compensation	366	63	570	136
Change in fair value of warrants	79	(81)	101	(77)
Write-off of Nordlys inventory & assets	-	-	280	-
Loss on extinguishment of debt	-	11,799	-	11,799
Impairment of distributors rights agreement	-	-	(11)	-

Non-GAAP adjusted EBITDA	$1,567	$1,093	$1,995	$4,003
* Includes depreciation of lasers placed-in-service of $838 and $2,694 for the three and nine months ended September 30, 2018 and $1,078 and $3,229 for the three and nine months ended September 30, 2017.
Liquidity and Capital Resources
As of September 30, 2018, we had $16,983 of working capital compared to $3,080 as of December 31, 2017. Cash and cash equivalents were $15,888 as of September 30, 2018, as compared to $4,069 as of December 31, 2017.
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
We have experienced recurring operating losses and prior to 2017 negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash as of September 30, 2018, combined with the anticipated revenues from the rental or sale of our products and the investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Form 10-Q. In our debt modification with MidCap, MidCap reduced the restrictive covenants. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance, for which, currently, we have sufficient funds to repay.
Net cash and cash equivalents provided by operating activities was $1,795 for the nine months ended September 30, 2018 compared to cash provided by operating activities of $2,246 for the nine months ended September 30, 2017. The cash flows provided by operating activities for the nine months ended September 30, 2018 were unfavorably impacted by a decrease in accounts payable from a carryover of payables from 2017, an increase in deferred revenue and an increase in prepaid insurance partially offset by a higher cash collections in the third quarter as a result of higher sales to customers in Asia, primarily in anticipation of tariffs. Future quarterly revenue and associated collections may be impacted by higher than historical purchases.
Net cash and cash equivalents used in investing activities was $1,283 for the nine months ended September 30, 2018 compared to cash used in investing activities of $1,886 for the nine months ended September 30, 2017. The primary reason for the decrease in cash used in investing activities in 2018 as compared to 2017 was due to more lasers placed in service during 2017 and larger property and equipment purchases in the nine months ended September 30, 2017.
Net cash and cash equivalents provided by financing activities was $11,307 for the nine months ended September 30, 2018 compared to cash used in financing activities of $1,161 for the nine months ended September 30, 2017. The increase was the result of the above-mentioned financing.
Commitments and Contingencies
On September 28, 2018, the Company entered into a Sublease Agreement (the "Sublease") with the Luigi Bormioli Corporation ("Bormioli") to sublease approximately 8,513 square feet of space of an office building located at 5 Walnut Grove Drive, Horsham, PA 19044 for the Company's new headquarters location.  The Company's current lease for its headquarters expires on November 30, 2018.  Bormioli is the prime tenant of the premises in a prime lease agreement with RVOP, LLC. The Sublease term commences on November 15, 2018 and expires on January 31, 2023, with the Company having the option of extending the term for one additional term of two years. The Sublease contains certain protections for the Company in the event of a default by Bormioli under the prime lease.
The Sublease also contains customary terms and conditions for a real property sublease as well as default provisions allowing Bormioli to terminate the Sublease in the event of an unremedied breach by the Company.
Off-Balance Sheet Arrangements
At September 30, 2018, we had no off-balance sheet arrangements.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2018. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
ITEM 1A.  Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and filed with the SEC on April 2, 2018. There have been no material changes to these risks during the nine months ended September 30, 2018.
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
10.1
Sublease Agreement between Luigi Bormioli Corporation and Strata Skin Sciences, Inc. for office space at 5 Walnut Grove Drive, Horsham, PA 19044 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 3, 2018).

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

STRATA SKIN SCIENCES, INC.

Date November 14, 2018	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date November 14, 2018	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer