Form 10-Q/A
period 2018-09-30
STRATA Skin Sciences, Inc.
filed 2018-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 – Q/A
(Amendment No.1)

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q of STRATA Skin Sciences, Inc. (the "Company") for the quarter ended September 30, 2018, originally filed on November 14, 2018 (the "Original Filing"), is being filed solely to include the XBRL documents as Exhibit 101, which were inadvertently omitted from the Original Filing as originally filed due to technical difficulties.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

EXHIBIT INDEX
The following is a list of all exhibits filed as a part of this Quarterly Report on Form 10-Q/A.

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

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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