Form 10-K
period 2018-12-31
STRATA Skin Sciences, Inc.
filed 2019-10-30
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 0-11635
STRATA SKIN SCIENCES, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3986004 (I.R.S. Employer Identification No.)

5 Walnut Grove Drive, Suite 140, Horsham, Pennsylvania 19044
(Address of principal executive offices, including zip code)
(215) 619-3200
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SSKN	The NASDAQ Stock Market LLC

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

Yes [__] No [_X_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁ les).

Yes [__] No [_X_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [___]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2018, was 29,888,502 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $34,280,992, computed by reference to the closing market price $2.05 of the common stock as of June 30, 2018, and 16,722,435 shares held by non-affiliates.

As of October 22, 2019, the number of shares outstanding of our common stock was 32,903,287.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2018, restates the consolidated financial statements of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of and for the year ended December 31, 2017, as previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “Original Filing”) that was originally filed with the U.S. Securities and Exchange Commission on April 2, 2018. As a smaller reporting company and pursuant to Rule 8-02 of Regulation S-X this Annual Report on Form 10-K includes the audited consolidated financial statements for the years ended December 31, 2018 and 2017. Therefore, any effects of errors from the period prior to January 1, 2017, have been restated as of January 1, 2017, in the balance sheet. We have also restated the unaudited interim quarterly condensed consolidated financial statements as of and for the periods ended March 31, June 30, and September 30, 2018 and 2017 which are included in the footnotes to the financial statements filed within this Annual Report on Form 10-K. The sole purpose of these restatements is to correct the consolidated balance sheets and the statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows and related footnote disclosures as of and for the year ended December 31, 2017, and as of and for the periods ended March 31, June 30, and September 30, 2018 and 2017, for the following:

•          a conversion feature arising from debentures issued in June 2015 (which converted into Series C Preferred Stock in September 2017) which should have been accounted for as a non-cash embedded derivative;

•    non-cash derivative accounting for warrants issued, and other warrants modified, in June 2015, which should have been accounted for as derivative liabilities due to a down round provision in the warrant agreements until the Company adopted Accounting Standards Update, 2017-11 “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” on October 1, 2018 under the modified retrospective method and corrected the method of calculating the volatility to properly reflect the impact on the valuation of the derivative;

•          accrual of additional liabilities related to sales and use tax for the years ended December 31, 2018, 2017, 2016, and 2015;

•          adjustments to the impairment assessment and related impairment charge for intangible assets which was performed at the intangible asset level, as opposed to the asset group level, for the year ended December 31, 2017, which improperly resulted in an impairment charge;

•        adjustment to deferred revenue to correct assumptions from the sale of access codes on the estimated usage period of the agreed upon number of treatments; and

•          other adjustments to the financial statements and related footnote disclosures for the presentation of certain discounts provided to customers as a decrease to revenue and a decrease to general and administrative expenses and to reflect a decrease to certain state net operating loss carryforwards with a corresponding decrease in the valuation allowance for the deferred tax assets.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements include, but are not limited to, statements about:

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
•
the risks related to our identified material weaknesses in our internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner;

•
the risks related to potential shareholder claims or litigation, or inquiry or investigations by regulatory or governmental bodies related to our restatement of financial results or our identified material weaknesses;

•	our ability to regain compliance with NASDAQ Listing Rules;
•	anticipated results of existing or future litigation; and
•	descriptions or assumptions underlying or related to any of the above items.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Report might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Report, even if subsequently made available by us on our website or otherwise. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I
Item 1.          Business

Our Company

Overview

We are a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Our products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, marketed specifically for the intended use of micropigmentation.

Corporate Information

We were incorporated in the State of New York in 1989 under the name Electro-Optical Sciences, Inc. and subsequently reincorporated under the laws of the State of Delaware in 1997. In April 2010, we changed our name to MELA Sciences, Inc. On January 5, 2016, we changed our name to STRATA Skin Sciences, Inc.

In June 2015 we completed the acquisition, the “Acquisition”, of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc. Prior to the Acquisition the Company’s only product was the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. In March 2017 we sent a notice to the 90 owners of MelaFind devices in the United States informing them that, effective September 30, 2017, we no longer would support the device. We have since discontinued all research and development, sales and support activity related to MelaFind. We continue to maintain the patent portfolio for the related intellectual property, as we believe these assets may have value to a potential developer of similar technology. In 2018, we sold a perpetual license of certain MelaFind assets to a third party for $0.2 million.

May 2018 Equity Financing

On March 30, 2018, we entered into multiple agreements in order to obtain $17.0 million of equity financing from the following sources:

On May 29, 2018, we completed the sale and issuance (the “Financing”) of 15,740,741 shares of the Company's common stock to Accelmed Growth Partners L.P. ("Accelmed"), Broadfin Capital, LLC ("Broadfin"), Sabby Management LLC ("Sabby"), Gohan Investments, Ltd. and Dr. Dolev Rafaeli, our President and Chief Executive Officer, for gross proceeds of $17.0 million at a per share price of $1.08. The various stock purchase agreements were entered into on March 30, 2018 (collectively, the “SPAs”).

We incurred approximately $2.3 million of costs related to the Financing during the year ended December 31, 2018, which have been offset against the proceeds in the accompanying financial statements. These costs included $500,000 to Accelmed for legal fees, consulting and due diligence related to the stock purchase agreement. In addition, we incurred placement agent fees in the amount of approximately $1.4 million, among other costs directly related to the financing.

In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPAs, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of common stock of the Company held by the stockholder or issuable to the stockholder upon conversion of shares of the Company’s Series C Convertible Preferred Stock held by the stockholder, (a) if prior to April 1, 2019, at a price per share of the Company’s common stock less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in their respective stock purchase agreements) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries. After October 1, 2019, the threshold per share price under the Leak-Out Agreements is $1.48 and increases in various increments to $3.24 in April 2023.

In addition, Sabby and Broadfin delivered to us a voting undertaking obligating Sabby and Broadfin to increase their respective “blocker” to 9.99% prior to the record date for the meeting of the shareholders.

On May 23, 2018, we held a special meeting of stockholders where the stockholders approved, pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to the Financing, plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the SPAs.

The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the SPAs. At the closing, the Company determined certain contingencies had been met and in July 2018, the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the SPAs but the Company has determined they are not probable or estimable and/or contractually obligated at this time.

In connection with the SPAs, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors to prepare and file with the Commission a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3, which became effective on September 24, 2018.

MidCap Credit Facility

On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal payments beginning December 2019 are $252,000 plus interest per month.

XTRAC Systems and VTRAC Systems

The XTRAC excimer laser technology emits highly concentrated UV light targeted primarily towards autoimmune dermatological skin disorders such as psoriasis, vitiligo, atopic dermatitis, and eczema, among others. It received U.S. Food and Drug Administration (“FDA”) clearance in 2000 and has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases. Psoriasis and vitiligo alone, affect up to 10.5 million people in the U.S. and 190 million people worldwide. VTRAC is a UV light lamp system that works in much the same way as the XTRAC. It received FDA clearance in August 2005 and Conformité Européenne (“CE”) mark approval in January 2006 and has been marketed exclusively in international markets.

Present in natural sunlight, ultraviolet B (“UVB”) is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells thereby placing the disease into remission for a period of time. Studies have shown that the remission time can last 3 to 6 months or longer. In our XTRAC system, our targeted therapy approach delivers optimum amounts of UVB light directly to skin lesions, sparing healthy tissue. Many peer reviewed studies have proven that the XTRAC excimer laser can clear psoriasis faster and produce longer remissions than other UVB modalities, resulting in fewer treatments to produce the desired result.

We currently market three XTRAC excimer models. In October 2018 we announced the launch of our most advanced laser technology, XTRAC S3®, which is smaller, faster and has a new user interface as compared to previous XTRAC generations. We continue to market the XTRAC Velocity, our third generation laser. The XTRAC Ultra Plus is also a highly effective model marketed primarily in certain international markets. The S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis. We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 746 systems were, as of December 31, 2018, included in the recurring revenue model. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. In markets outside the U.S. the XTRAC laser is marketed primarily as a capital sale through a master international distributor to distributors in over twenty-five countries. The VTRAC is marketed exclusively in international markets through the same master international distributor.

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as 6 to 10 treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects. In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology ("CPT") codes. There are three applicable CPT codes that differ based on the total skin surface area being treated. Insurance Reimbursement to physicians varies based upon insurance company and location. The national CPT code reimbursement established by the Center for Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranges for the three codes between $160 per treatment to $250 per treatment. (See “Third Party Reimbursement” below.)

In 2018 the Company filed and the FDA granted clearance for our Multi Micro Dose™ (MMD®) tip for our XTRAC excimer laser. The MMD tip accessory is indicated for use in conjunction with the XTRAC laser system to simultaneously apply multiple level doses of Narrow Band UVB (“NB-UVB”) light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular psoriasis patient. Utilizing the results from these test patches, the physician can design the optimal therapeutic dose treatment for each patient. The optimization should result in a shorter treatment regimen to achieve clearance from the disease.

Psoriasis, the disease

The World Health Organization describes psoriasis as a chronic, noncommunicable, painful, disfiguring and disabling disease for which there is no cure, which generates a great negative impact on patients’ quality of life. It manifests itself in many forms and typically causes raised, red, scaly patches that appear on the skin and may cause itchiness, burning or stinging. Psoriasis is also associated with other serious health conditions such as diabetes, heart disease and depression.

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
Systemic medications:
There are a number of prescription medications available for psoriasis, which are given either by mouth or as an injection. The popularity and use of these medications is growing significantly, notwithstanding their cost and their potentially severe side-effects.

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis, but is dependent on the severity of the disease. In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin's melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re-pigmentation may last for several years. Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed. However, over the past several years, there has been a significant increase in insurance coverage for these procedures and we estimate that currently approximately 80% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage.

We believe that several factors have limited the growth of the use of XTRAC treatments from those who suffer from psoriasis and vitiligo. Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been high enough among both sufferers and providers; and that the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations. Addressing the lack of knowledge issue, we have a direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners. Specific advertisements encourage prospective patients to contact our patient advocacy center via telephone or web site, wherein we provide information on the treatment and insurance coverage, and ultimately we can schedule an appointment for the prospective patient to be evaluated by a physician within our customer network, convenient to their location, to determine if they would benefit from XTRAC treatments.

STRATAPEN

In January 2017 we entered into an OEM agreement with Esthetic Education, LLC to private label the STRATAPEN device. STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results. STRATAPEN offers the following differentiating technology and features:

•	Patent-pending Biolock™ Cartridge
•	Gamma ray treated and sealed in individual packages
•	Incorporates seven-step safety system to prevent fluids from entering the motor
•	Multiple nose cones to facilitate more efficient patient flow
•	Ability to be reprocessed in autoclave after use
•	Adjustable speed and depth during the course of treatment
•	Corded and cordless power options

The Nordlys System

In March 2017 we announced that we had become the US distributor for the Nordlys laser, a device representing the latest technology in non-ablative fractionated laser technology in the medical aesthetic field.

In March of 2018 we determined we would no longer market the line. In June 2018 (following the May 2018 equity financing), the Company terminated the contract and wrote down all inventory and fixed assets related to the product line to the net realizable value and recorded an expense of $280,000 in cost of revenues.

The MelaFind System

In November 2011 we received a Pre-Market Approval (“PMA”) from the FDA for MelaFind, a non-invasive, point-of-care (i.e. in the doctor’s office) instrument to aid in the detection of melanoma, having already received in September 2011 CE Mark approval. On March 7, 2012, we installed the first commercial MelaFind System. We designed MelaFind to aid in the evaluation of clinically atypical pigmented skin lesions, when a dermatologist chooses to obtain additional information, in order to rule out melanoma, before making a final decision to biopsy. MelaFind acquires and displays multi-spectral (from blue to near infrared) and dermoscopic Red Green Blue (“RGB”) digital data from pigmented skin lesions. The MelaFind System has not gained sufficient acceptance by dermatologists to justify continued investment.

In March 2017 we sent a notice to the 90 owners of MelaFind devices in the United States informing them that effective September 30, 2017, we no longer had the resources to continue to support the device and that our inventory of spare parts was being offered for sale to them on a first-come, first-served basis. We have since discontinued all research and development, sales and support activity related to MelaFind. We continue to maintain the patent portfolio for the related intellectual property, as we believe these assets may have value to a potential developer of similar technology. In 2018 we sold a perpetual license of certain MelaFind assets to a third party for $0.2 million.

Competition

Our XTRAC product line competes with pharmaceutical compounds and methodologies used to treat an array of skin conditions. Such alternative treatments may be in the form of topical products, systemic medications, and phototherapies from both large pharmaceutical and smaller devices companies. Our major competitors for dermatological solutions include The Daavlin Company, National Biologic Corporation, RA Medical and pharmaceutical companies producing topical products and systemic medications. Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, minimal side effect profile, cost-effectiveness and reimbursement.

STRATAPEN competes against a number of micro-needling devices, including those sold under the names DermaPen and Dr. Pen.

Manufacturing

We manufacture our XTRAC products at our 28,000 sq. ft. facility in Carlsbad, California. Our California facility is being re-certified as ISO 13485 compliant. ISO 13485 is an International standardization written by the International Organization for Standardization, which publishes requirements for a comprehensive quality management system for the design and manufacture of medical devices. Certification to the standard is awarded by accredited third parties. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

Research and Development Efforts

Our research and development team, including engineers, consists of approximately five employees. We conduct research and development activities at our facility located in Carlsbad, California. Currently, our research and development efforts are focused on the application of our XTRAC system for the treatment of inflammatory skin disorders.

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2018, 28 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. Of those issued, 10 U.S. patents and one German patent relate to the XTRAC and VTRAC product lines and eighteen U.S. patents, and several foreign patents relate to various aspects of MelaFind technology. Because we have discontinued our sales efforts for MelaFind, as these MelaFind related patents come up for the payment of periodic maintenance fees, we assess the need to continue to maintain their existence. In 2018 we sold a perpetual license of certain MelaFind assets to a third party for $0.2 million.

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

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC and STRATAPEN devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, premarket notification (510(k) clearance), post-market surveillance, and FDA Quality System Regulations. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.

With limited exceptions, before a new medical device can be distributed in the U.S., marketing authorization typically must be obtained from the FDA through a premarket notification under Section 510(k) of the FD&C Act, or through a premarket approval application under Section 515 of the FD&C Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device (or to pre-amendments Class III devices for which the FDA has yet to call for premarket approvals). We have received FDA 510(k) clearance to market our XTRAC and VTRAC systems for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other technologies that had received prior clearances.

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change in the intended use of the device, will require a new 510(k) submission. In August 2003 the FDA granted 510(k) clearance for a significantly modified version of our XTRAC laser, which we have marketed as the XTRAC XL Plus Excimer Laser System. In October 2004 the FDA granted clearance for the XTRAC Ultra (AL 8000) Excimer Laser System and, in March 2008 we received 510(k) clearance for the XTRAC Velocity (AL 10000) Excimer Laser System. These approvals were originally granted to PhotoMedex, Inc. and acquired by us in the June 2015 Acquisition described above.

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

We are subject to routine inspection by the FDA and, as noted above, must comply with a number of regulatory requirements applicable to firms that manufacture medical devices and other FDA-regulated products for distribution within the U.S., including requirements related to device labeling (including prohibitions against promoting products for unapproved or off-label uses), facility registration, medical device listing, labeling requirements, adherence to the FDA’s Quality System Regulation, good manufacturing processes and requirements for the submission of reports regarding certain device-related adverse events to the FDA.

We are also subject to the radiological health provisions of the FD&C Act and the general and laser-specific radiation safety regulations administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. These regulations require laser manufacturers to file initial, new product, supplemental and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features (depending on the class of product) in lasers sold to end users pursuant to a performance standard and to certify and appropriately label each laser sold as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Moreover, we are obligated to repair, replace, or refund the cost of certain electronic products that are found to fail to comply with applicable federal standards or otherwise are found to be defective. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with the CDRH for our laser products requiring such filing and have not experienced any difficulties or incurred significant costs in complying with such regulations.

We are approved by the European Union to affix the CE mark to our XTRAC laser and VTRAC lamp systems. This certification is a mandatory conformity mark for products placed on the market in the European Economic Area, which is evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE mark. We also are required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S. and foreign governments to permit product sales and criminal prosecution.

We are, or may become, subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs. Our business is subject to compliance with these laws.

Anti-Kickback Laws

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The U.S. federal healthcare programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending purchasing, leasing, or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program such as Medicare or Medicaid. The Anti-Kickback Statute covers “any remuneration,” which has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the arrangement can be found to violate the statute. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, several courts have permitted kickback cases brought under the Federal False Claims Act to proceed, as discussed in more detail below.

The reach of the Anti-Kickback Statute was broadened by the Patient Protection and Affordable Care Act of 2010 (the “ACA”), which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, to issue a series of regulations, known as “safe harbors.” For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts and rebates, and for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG.

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

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The “qui tam,” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government, when they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payer. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

HIPAA Fraud and Other Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a class of federal crimes known as the “federal health care offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal health care offenses are deemed by statute to have committed the offense and are punishable as a principal.

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

HIPAA and Other Privacy Regulations

The regulations that implement HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA’s regulations including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, or the Transactions Rule, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us.

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted in February 2009 strengthens and expands the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals, and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and, depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions became effective in February 2010. HHS had already issued regulations governing breach notification which were effective in September 2009.

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

Third-Party Reimbursement

Our ability to market our phototherapy products successfully depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize, or may limit, reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

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

Many private plans key their reimbursement rates to rates set by the CMS under three distinct CPT codes based on the total skin surface area being treated.

As of October 22, 2019, the national rates were as follows:

•	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2019 national payment of $167.22 per treatment;
•	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2019 national payment of $183.44 per treatment; and
•	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2019 national payment of $249.03 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2018, we had 105 full-time employees, which consisted of two executive officers, two vice presidents, 50 sales and marketing staff, 20 people engaged in manufacturing of lasers, 15 customer-field service personnel, 5 engaged in research and development and 11 finance and administration staff.

Customers

In our international business, we depend for a material portion of our sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is our master distributor of the XTRAC and VTRAC products.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Commission. These filings are available to the public on the Internet at the Commission's website at http://www.sec.gov.

Our Internet address is http://www.strataskinsciences.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://strataskinsciencesinc.gcs-web.com/sec-filings our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by the Commission's rules. The information on the website listed above is not and should not be considered part of this Report and is intended to be an inactive textual reference only.

Item 1A.          Risk Factors

In addition to the other information contained in this Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations. The following discussion of risk factors contains forward-looking statements as discussed on page 1. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

From 1999 to 2015 we devoted substantially all of our resources to research, development and commercialization of MelaFind and primarily financed our operations through the sale of our equity securities. Since 2015 we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2018, was approximately $4.0 million, and as of December 31, 2018, we had an accumulated deficit of approximately $210.8 million. Our losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity. We believe that our cash and cash equivalents as of December 31, 2018, combined with the anticipated revenues from the sale of our products and the May 2018 Equity Financing, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report. In our debt modification with MidCap, MidCap reduced the restrictive covenants. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, fail to timely provide financial information or incur another event of default, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.

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

Due to the delayed filing with the Commission of our Form 10-K for the year ended December 31, 2018, and Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities and may be delisted by NASDAQ Stock Market LLC (“Nasdaq”), which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the Commission of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were to experience delays in making our future periodic filings with the Commission, it could subject us to delisting of our common stock from trading on Nasdaq. The delisting of our common stock could adversely affect the market price of and hinder our stockholders' ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock were delisted, there could be no assurance of it again being listed for trading on Nasdaq or any other exchange.

If we fail to abide by the terms and conditions of the MidCap Credit Facility, the secured lenders have the right to proceed against our intellectual property and other assets pursuant to their first priority security interest.

On December 30, 2015, we entered into a $12.0 million credit facility pursuant to a Credit and Security Agreement (the “Agreement”) and related financing documents with MidCap Financial Trust (“MidCap”) and the lenders listed in the loan documents. As of December 31, 2018, we had $7.6 million outstanding with this credit facility. Our obligations under the credit facility are secured by a first priority lien on all of our assets. Our commitments under the Agreement require that we maintain our listing on a nationally recognized stock exchange and that we meet certain rolling 12-month revenue milestones. On April 30, July 15, August 26, and October 15, 2019, we received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived our events of default and compliance with the obligation to deliver audited financial statements within 120 days of our year-end pursuant to the Agreement. Waivers provided are effective through November 7, 2019. Our failure to abide by our on-going obligations under the loan documents could result in the lender seizing our assets.

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

In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders’ interests would be diluted, which, in turn, could adversely impact the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs and could increase losses and losses per share which could impact the price of our stock.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma and any of our future products or services may fail to gain market acceptance, which could adversely affect our competitive position.

We have generated limited worldwide commercial distribution for our products. In the United States, our XTRAC systems are placed at physician offices at no upfront charge to the physician and we are paid on a per-usage method where we retain ownership of the system. We cannot assure you that our products and services will find sufficient acceptance in the marketplace under our sales strategies.

We also face a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall financial return and therefore compromise our ability to increase our installed base of users and ensure they engage in optimal usage of our products. If, for example, such other companies have products (such as Botox or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on a dermatologist’s time and investment, we may find that our efforts to increase our base of users are hindered.

We also face a risk that the overall cost of systemic or medications or treatment modalities become less expensive through the development of generics or other means. We may find the pressure to reduce our costs to be competitive which may negatively impact our business.

CPT codes for all procedures are subject to continued reevaluation. Should CMS reduce reimbursement for the CPT codes for XTRAC treatment or raise reimbursement for competitive products we may see a decline in our recurring revenue business as well as a decline in new XTRAC installations.

Whether a treatment may be delegated to non-physician staff members and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff’s time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may decline to adopt the XTRAC system into their practices.

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

Our ability to market our products successfully, especially XTRAC treatments, depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations, whose patterns of reimbursement may change as a result of new standards for reimbursement determined by these third parties or because of the programs and policies enacted under the Affordable Care Act, “ACA.” For the most part, aesthetic and cosmetic treatments for many of the approved usages of STRATAPEN are not covered by insurance and patients pay out of pocket for these treatments.

Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Further, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC system. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives.

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

Although we have received reimbursement approvals from a majority of private healthcare plans for the XTRAC system, we cannot give assurance that these private plans will continue to adopt or maintain favorable reimbursement policies or accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third-party payers may require further clinical studies or changes to our pricing structure and revenue model before authorizing or continuing reimbursement.

As of March 22, 2019, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

The continuing development of our products depends upon our developing and maintaining strong working relationships with physicians.

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and the U.S. Department of Justice, or DOJ for improper relationships with physicians. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business, financial condition, and results of operations.

Any failure in our customer education efforts could have a material adverse effect on our revenue and cash flow.

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

In our international business, we depend for a material portion of our sales in the international arena on several key sub-distributors, and especially on GlobalMed, which is our master distributor for our XTRAC and VTRAC products. If we lose GlobalMed or one of these sub-distributors, our sales of phototherapy products are likely to suffer in the short term, which could have a negative effect on our revenues and profitability.

If we fail to manage our sales and marketing force or to market and distribute our products effectively, we may experience diminished revenues and profits.

There are significant risks involved in managing our sales and marketing force and marketing our products, including our ability:

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
•
to set the prices and other terms and conditions for treatments using the XTRAC system in a complex legal environment so that treatments will be accepted as attractive skin health and appropriate alternatives to conventional modalities and treatments.

To increase acceptance and utilization of our products, we may expand our sales and marketing programs in the U.S. While we may be able to draw on currently available personnel within our organization to meet this need, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and to broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products.

We are not the manufacturer of some of our products and sell those products through contractual agreements.

Our STRATAPEN products are purchased by us and resold to end users under a license agreement. In order to retain those lines, we need to achieve certain minimum sales. We cannot assure you that we will continue to achieve a level of sales required to maintain the rights to sell those products.

We are reliant on a limited number of suppliers for production of our products.

Production of our products requires specific component parts obtained from our suppliers. While we believe that we could find alternate suppliers, in the event that our current suppliers fail to meet our needs, a change in suppliers or any significant delay in our ability to have access to such resources could have a material adverse effect on our delivery schedules, business, operating results and financial condition. Moreover, in the event we can no longer utilize this supplier or acquire this resource and must identify a new supplier or substitute a different resource, such change may trigger an obligation for us to comply with additional FDA regulatory requirements including, but not limited to, premarketing authorization and Quality System Requirements (“QSR”).

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

On March 13, 2017, we notified the FDA that, as of September 30, 2017, we will no longer service the MelaFind device. As the device is subject to both FDA requirements and requirements of certain foreign countries in which the device is still in use, we cannot assure you that a government agency may not make a demand that we either continue to provide support or recall devices still in use and thereby increase our costs and expenses.

Our customers, or physicians and technicians, as the case may be, may misuse certain of our products, and product liability lawsuits and other damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. Our products are highly complex and some are used to treat delicate skin conditions on and near a patient's face. In addition, the clinical testing, manufacturing, marketing and use of certain of our products and procedures may also expose us to product liability, FDA regulatory and/or legal actions, or other claims. If a physician elects to apply an off-label use and the use leads to injury, we may be involved in costly litigation. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system during patient treatment may expose us to third-party claims if we are accused of providing inadequate training. We may also be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians in connection with the use of our products on patients. If these physicians are not properly trained or are negligent, the capabilities and safety features of our products may be diminished or the patient may suffer critical injury. We may also be subject to claims that are caused by the actions of our suppliers, such as those who provide us with components and sub-assemblies.

We presently maintain liability insurance with coverage limits of at least $5.0 million per occurrence and overall aggregate, which we believe is an adequate level of product liability insurance, but product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Even successful defense would require significant financial and management resources. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, we may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, harm to our reputation, withdrawal of clinical trial volunteers, initiation of investigations by regulators, costs to defend the related litigation, diversion of management’s time and our resources, monetary awards to trial participants or patients, product recalls, withdrawals or labeling, marketing or promotional restrictions, exhaustion of any available insurance and our capital resources, a resulting decline in the price of our common stock and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against us and/or our products including recall, and could have a material adverse effect upon our business, financial condition and results of operations.

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
•
the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and

•
the Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, and imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.

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

While we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, many healthcare laws and regulations apply to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
the federal healthcare programs’ anti-kickback laws, as modified by the ACA, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services not provided as claimed and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•
HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, as well as leading to regulations imposing certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of its operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against that action and the underlying alleged violations, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

If the effectiveness and safety of our devices are not supported by long-term data, and the level of acceptance of our products by dermatologists does not increase or is not maintained, our revenues could decline.

Our products may not be accepted in the market if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon our study of a limited number of patients. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. For the treatment of vitiligo, atopic dermatitis and leukoderma, we have received clearance from the FDA for the use of the XTRAC system based primarily on a showing of substantial equivalence to other previously cleared predicate devices. However, we may discover that physicians will expect clinical data on such treatments with the XTRAC system. We also may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline. In addition, the FDA could then bring legal or regulatory enforcement actions against us and/or our products including, but not limited to, recalls or requirements for premarket 510(k) authorizations. We can give no assurance that our data will be substantiated in studies involving more patients. In such a case, we may never achieve significant revenues or profitability.

Our failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, our businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or PMA from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness.

Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. Effective January 2022 we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations.

International regulatory approval processes may take more or less time than the FDA clearance or approval process. If we fail to comply with applicable FDA and comparable non-U.S. regulatory requirements, we may not receive regulatory clearances or approvals or may be subject to FDA or comparable non-U.S. enforcement actions. We may be unable to obtain future regulatory clearance or approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance or approval process can take longer than anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory clearances or approvals would materially adversely affect our business, financial condition, and results of operations.

Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business. We have ceased manufacturing and marketing MelaFind but must still maintain records for FDA and foreign regulatory purposes.

If required, clinical trials necessary to support a 510(k) notice or PMA application, for new or modified products, will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

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

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with good manufacturing practices under the quality system regulations; filing reports with the FDA and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining premarket notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” can be marketed without prior marketing clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, some Class III devices are subject to PMA. In general, obtaining PMA to achieve marketing authorization from the FDA is a more onerous process than seeking 510(k) clearance.

Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management including standards for device recalls and product labeling. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

We must also have the appropriate FDA clearances and/or approvals from other governmental entities in order to lawfully market devices and/or drugs. The FDA, federal, state or foreign governments and agencies may disagree that we have such clearance and/or approvals for all of our products and may take action to prevent the marketing and sale of such devices until such disagreements have been resolved.

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

Healthcare costs have risen significantly over the past decade. As a result, there have been and continue to be proposals by federal, state and foreign governments and regulators as well as third-party insurance providers to limit the growth of these costs. Among these proposals are regulations that could impose limitations on the prices we will be able to charge for our products, the amounts of reimbursement available for our products from governmental agencies or third-party payers, requirements regarding the usage of comparative studies, technology assessments and healthcare delivery structure reforms to determine the effectiveness and select the products and therapies used for treatment of patients. While we believe our products provide favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate this value to our customers, patients, payers, and regulators is significant and may require longer periods of time and effort in which to obtain acceptance of our products. There is no assurance that our efforts will be successful, and these limitations could have a material adverse effect on our financial position and results of operations.

These changes and additional proposed changes in the future could adversely affect the demand for our products as well as the way in which we conduct our business. For example, the ACA was enacted into law in the U.S. in March 2010. They imposed, on medical device manufacturers, a requirement to research into the effectiveness of treatment modalities and institute changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.

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

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. Furthermore, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, if the excise taxes contained in the House or Senate health reform bills are enacted into law, our loss from continuing operations resulting from such an excise tax and results of operations would be materially and adversely affected.

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

We face substantial competition, which may result in others discovering, developing or commercializing products more successfully than us.

The medical device industry is intensely competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our competitors may also develop products that are more effective, more convenient, more widely used, less costly, or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Competition for these people in the medical device industry is intense and we may face challenges in retaining and recruiting such individuals if, for example, other companies may provide more generous compensation and benefits, more diverse opportunities, and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, the decline in our stock price has created additional challenges by reducing the retention value of our equity awards. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology, which would have a material adverse effect on our business, financial condition, and results of operations.

Consolidation in the medical device industry could have an adverse effect on our revenue and results of operations.

Many medical device industry companies are consolidating to create new companies with greater market power. For example, the Spectranetics Corporation was acquired by Koninklijke Philips N.V in 2017. As the medical device industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to bundle the sale of more products to our customers in return for lower prices. If we reduce our prices because of consolidation in the healthcare industry, our revenue would decrease and our earnings, financial condition, or cash flows would suffer, which would have a material adverse effect on our business, financial condition, and results of operations.

We actively employ social media as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and Federal Trade Commission. For example, promotional communications and endorsements on social media that, among other things, promote our products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label uses”), do not contain a fair balance of information about risks associated with using our products, make comparative or other claims about our products that are not supported by sufficient evidence, and/or do not contain required disclosures could result in enforcement actions against us. In addition, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages posted on social media could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. Further, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our corporate policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill, which would have a material adverse effect on our business, financial condition, and results of operations.

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

A court could order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our manufacturing operations could be interrupted and our potential product sales and operating results could suffer.

We and some of our third-party manufacturers and suppliers are required to comply with some or all of the FDA’s Good Manufacturing Practices or its QSR, which delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market its products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our facilities have been inspected by the FDA and other regulatory authorities, and we anticipate that we and certain of our third-party manufacturers and suppliers will be subject to additional future inspections. If our facilities or those of our manufacturers or suppliers are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Current regulations depend heavily on administrative interpretation. If the FDA does not believe that we are in substantial compliance with applicable FDA regulations, the agency could take legal or regulatory enforcement actions against us and/or our products. We are also subject to periodic inspections by the FDA, other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect our business and prospects. The FDA’s and foreign regulatory agencies’ statutes, regulations, or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend, prevent marketing of any cleared / approved products or necessitate the recall of distributed products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.

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

The FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

We may have a need for additional funds in the future and there is no guarantee that we will be able to generate those funds from our business.

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our cash and cash equivalents, current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next twelve months following the filing of this Report. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers in the U.S. plus domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that an acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

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

If our actual liability for state sales and use taxes is higher than our accrued liability, it could have a material impact on our financial condition.

Included in accrued state sales and use taxes are certain known and estimated sales and use taxes and related penalties and interest to taxing authorities. In our recurring revenue model, we place the XTRAC system in the physician’s office under an arrangement for no upfront charge and generate our revenue on a per-use basis.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. One jurisdiction has assessed us an amount of $801,000 for the period from March 2014 through August 2017. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. The second jurisdiction is still conducting its audit and has not made an assessment. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

We evaluated our known state sales and use tax liabilities and have restated the opening balances of liabilities on January 1, 2017, and balances of liabilities and expenses as of and for the years ended December 31, 2018 and 2017, and have estimated our sales and use tax liability to be approximately $2.7 million and $2.1 million, respectively. We believe our restated accruals have properly recognized that if our arrangements with customers are deemed to be subject to sales tax in a particular state are more likely than not and accordingly, the basis for measurement of the state sales and use tax would be in accordance with ASC 405, Liabilities as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more-likely-than-not that the Company would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements remain uncertain.

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

Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling, or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our business, financial condition, and results of operations. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Common Stock

In the event of certain contingencies, the investors in the May 2018 Equity Financing may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the purchase agreements.

In the event of certain contingencies, the investors in the May 2018 equity financing may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and in July 2018 the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the SPAs that the Company has determined are not probable or estimable and/or contractually obligated in order to issue shares at this time.

As a result of a financing in June 2015 we incurred significant debt in the form of convertible preferred stock. In order to repay the underlying debt and help make our stock more liquid, we entered into an exchange agreement with holders of the debt and issued them a new class of preferred shares. Any remaining  preferred shares, which have not been converted,  present dilution risk for our shareholders.

On September 20, 2017, we announced the closing of an exchange transaction pursuant to the Securities Exchange Agreement (the "Exchange Agreement") dated as of June 7, 2017, between us and holders of our June 2015 Debentures and July 2014 Debentures. In closing the exchange transaction, the holders of the Debentures exchanged the Debentures, having an aggregate principal amount of approximately $40.5 million, into 40,482 shares (the "Preferred Shares") of our newly created Series C Convertible Preferred Stock. The Preferred Shares are convertible into a total of approximately 15,049,000 shares of our common stock. Each Preferred Share has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. As of October 22, 2019, 38,379 Preferred Shares have been converted into 14,267,053 shares of common stock and 2,103 Preferred Shares convertible into 781,947 shares of common stock remain outstanding.

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note, we have concluded that our previously issued financial statements have been restated, and should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of misstatements. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We have identified material weaknesses in our internal control over financial reporting and such weaknesses have led to a conclusion that our disclosure controls and procedures were not effective for prior periods, including as of December 31, 2018. Our ability to remediate these material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, have and could continue to adversely affect our results of operations, our stock price and investor confidence in our Company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under “Controls and Procedures” in Part II, Item 9A of this Report, management has concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record complex debt and equity transactions and certain state net operating loss carryforwards and properly evaluate the work performed by outside experts and consultants as that work pertained to impairment of intangibles which improperly resulted in recognition of an impairment charge. In addition, our internal controls were inadequate in the selection of proper accounting policies as it pertained to certain state sales and use tax liabilities and assumptions related to deferred revenue. These material weaknesses caused the restatements of our first, second and third quarter 2018 and 2017 filings and annual 2017 filing. Any effects of errors from the period prior to January 1, 2017, have been restated as of January 1, 2017, in the balance sheet. These errors are a result of the following control deficiencies.

Control Environment and Risk Assessment

The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. The Company did not have appropriately qualified personnel to meet the Company’s control objectives and with an appropriate level of US GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel, outside experts and consultants related to complex accounting matters.

Control Activities

The Company did not have control activities that were designed and operating effectively, including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by outside experts and consultants in relation to complex debt and equity transactions, certain state net operating loss carryforwards, impairment valuations, the selection of appropriate accounting policies as it pertained to state sales and use tax liabilities and assumptions related to deferred revenue.

Monitoring Activities

The Company did not maintain effective monitoring controls related to the financial reporting process. The Company did not effectively monitor the controls associated with the use of outside experts and consultants. The failure to properly monitor impacted the timing, accuracy, and completion of the work related to significant accounting matters.

Our Chief Executive Officer and our Chief Financial Officer continue to review our controls relating to complex accounting matters.

If we fail to remediate these material weaknesses and maintain an effective system of disclosure controls or internal control over financial reporting, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. Any of these could result in delisting by The NASDAQ Stock Market, investigation and sanctions by regulatory authorities, exposure to litigation and adversely affect our business and the trading price of our common stock. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions. See Item 9A. “Controls and Procedures” of this Form 10-K for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•	failure of any of our products to achieve or continue to have commercial success;
•	the timing of regulatory approval for our future products;
•	adverse regulatory determinations with respect to our existing products;
•	results of our research and development efforts and our clinical trials;
•	the announcement of new products or product enhancements by us or our competitors;
•	regulatory developments in the U.S. and foreign countries;
•	our ability to manufacture our products to commercial standards;
•	developments concerning our clinical collaborators, suppliers or marketing partners;
•	changes in financial estimates or recommendations by securities analysts;
•	public concern over our products;

•	developments or disputes concerning patents or other intellectual property rights;
•	product liability claims and litigation against us or our competitors;
•	the departure of key personnel;
•	the strength of our balance sheet; and any perceived need to raise additional funds;
•	variations in our financial results from expected financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of third-party reimbursement in the U.S. and other countries;
•	changes in accounting principles or practices;
•	general economic, industry and market conditions; and
•	future sales of our common stock.

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

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. In connection with the Financing, our board of directors exempted AGP SPVI, L.P. from the application of this provision in connection with its investment.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.          Properties

We lease an 8,513 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. The term of the lease runs through January, 2023.

We lease a 28,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expired on September 30, 2019. On May 1, 2019, we entered into the Fifth Amendment to the lease. The term of the lease commenced on October 1, 2019 and expires on September 30, 2024. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.

Item 3.          Legal Proceedings

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required. We are currently under audit by two taxing jurisdiction as it pertains to sales and/or use tax. One jurisdiction has assessed us an amount of $801,000 for the period from March 2014 through August 2017. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. The second jurisdiction is still conducting its audit and has not made an assessment. If it is found we are not exempt from in these states then potential tax liabilities including interest and penalties would be higher than accrued amounts.

Strata Skin Sciences, Inc. v. Ra Medical Systems, Inc., Court of Common Pleas, Montgomery Cty., PA, No. 201821421; Ra Medical Systems, Inc. v. Strata Skin Sciences, Inc., Uri Geiger, and Accelmed Growth Partners, L.P., U.S. District Court for the Southern District of California, No. 19-cv-0920 (AJB/MSB). On August 30, 2018, the Company and its Chairman, Dr. Uri Geiger (collectively, the “plaintiffs”), commenced an action in the Pennsylvania Court of Common Pleas against Ra Medical Systems, Inc. (“Ra”) seeking a declaratory judgment that (1) the plaintiffs are not liable to Ra for any reason, including but not limited to claims of tortious interference, defamation, libel, or unfair competition and did not otherwise tortiously interfere with Ra’s initial public offering, or engage in any other wrongdoing, as a result of statements made in an email issued by Dr. Geiger on May 22, 2018, about which Ra had threatened to initiate litigation; (2) the plaintiffs made no actionable statements to UBS Investment Bank (“UBS”) regarding Ra; (3) the Company is not a successor or assign of PhotoMedex, Inc. (“PhotoMedex”); and, therefore, (4) Ra cannot enforce a settlement agreement (the “Ra Settlement Agreement”) between PhotoMedex and Ra against the Company. This case arose out of a demand letter issued by Ra relating to Dr. Geiger’s May 22, 2018, email to UBS.

In that demand letter, Ra asserted that certain statements in the email were false and caused damage to Ra, particularly with respect to Ra’s then planned initial public offering. Ra demanded that the statements be affirmatively and publicly retracted and further threatened that Ra would initiate a litigation process in California against the Company pursuant to the Ra Settlement Agreement that Ra entered into with PhotoMedex, a separate and distinct entity, and that Ra asserted was binding on the Company. The Company initiated this action in response to the threat of litigation and the alleged claims. The Company denies that any liability can arise as a result of the May 22, 2018 email and further denies that it is the successor to PhotoMedex, or is otherwise bound by the Ra Settlement Agreement. Therefore, the Company believes that it cannot be bound by any litigation or dispute resolution process in the Ra Settlement Agreement. Ra filed preliminary objections to the declaratory judgment complaint contending that exclusive jurisdiction for the claims is with the U.S. District Court for the Southern District of California. The Company opposed the preliminary objections and, on April 29, 2019, the Pennsylvania Court of Common Pleas overruled Ra’s preliminary objections. Ra filed an answer to the Company’s complaint on May 29, 2019. On June 4, 2019, the Company served discovery requests to Ra. On July 1, 2019, Ra filed a motion for a protective order regarding the Company’s discovery requests and a motion to stay or dismiss the case under the doctrine of forum non conveniens, arguing that the Pennsylvania Court of Common Pleas in Montgomery County (the “Pennsylvania Court”) was an inconvenient forum for Ra to litigate this action. Both parties agreed that the forum non conveniens motion would be dispositive of the protective order motion, so, on August 2, 2019, the Pennsylvania Court issued an order stating that, should the Pennsylvania Court deny Ra’s motion to stay or dismiss, Ra must respond to the Company’s outstanding discovery requests within thirty days. The Pennsylvania Court denied Ra’s motion to stay or dismiss on August 2, 2019. On August 21, 2019, Ra filed a motion with the Pennsylvania Court for reconsideration of its order denying Ra’s forum non conveniens motion. The Company opposed this motion and is currently awaiting a decision from the Pennsylvania Court.

Ra commenced an action in the U.S. District Court for the Southern District of California on May 16, 2019, asserting claims against the Company, its Chairman, Dr. Uri Geiger, and Accelmed Growth Partners, L.P., of which Dr. Geiger is Co-Founder and Managing Partner, for (a) breach of the Ra Settlement Agreement with PhotoMedex, as discussed immediately above; (b) tortious interference with actual and prospective business opportunities; and (c) trade libel. The Company believes that these are the identical claims that form the basis of the Company’s action in Pennsylvania. Ra amended its complaint in this California action for the second time, on July 25, 2019. This second amended complaint added a claim against the Company for false advertising under the Lanham Act (15 U.S.C. § 1125(a)), alleging that the Company made false and misleading statements to Ra’s customers regarding potential patent infringement claims that the Company may have against Ra. The sole legal basis for this new claim is Ra’s contention that the Company waived any such patent infringement claims it may have against Ra through the Ra Settlement Agreement, an agreement that the Company asserts it is not bound by. Accordingly, the Company continues to aggressively defend this California action and filed a motion to dismiss this California action on August 23, 2019.

Although the Company believes it has strong and meritorious defenses, given the uncertainty of litigation, the preliminary stage of these cases, and the legal standards that must be met for, among other things, success on the merits, at this time, the Company cannot provide a reasonable estimate for possible losses that may result from these actions. This estimate may change from time to time, and actual losses could vary. Based upon the filings to date and consultation with counsel, the Company does not believe that these legal proceedings are material to its financial conditions, operations or cash flows.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of October 22, 2019, we had 32,903,287 shares of common stock issued and outstanding. This did not include (i) options to purchase 4,033,038 shares of common stock, of which 1,772,473 were vested as of October 22, 2019, (ii) warrants to purchase up to 749,901 shares of common stock, all of which warrants were vested or (iii) 2,103 shares of Preferred C stock convertible into 781,947 shares of common stock or (iii) vested restricted stock units of 120,773.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our earnings, financial condition, results of operations, level of indebtedness, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our board of directors’ ability to declare a dividend is also subject to limits imposed by Delaware law and our credit facility.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2018. See Notes 1 and 15 to the consolidated financial statements for additional discussion.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	4,342,765	$2.02	1,142,210

Equity compensation plans not approved by security holders	-	-	-

Total	4,342,765	$2.02	1,142,210

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

As described in Note 2, “Restatement of Previously Issued 2017 Consolidated Financial Information” under Item 8 of this Form 10-K, we restated our audited financial statements as of and for the year ended December 31, 2017. The impact of the restatement is reflected in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations below. We have also restated certain unaudited quarterly results as of and for the periods ended March 31, June 30, and September 30, 2018 and 2017 which are presented in Note 22 “Quarterly Financial Information (unaudited)." The impact of the restatement to the quarterly 2018 and 2017 financial statements is fully described in the explanatory note and the notes to the financial statements and should be read in conjunction with the previously filed Forms 10-Q and, with the exception to the impact on working capital as disclosed below, are immaterial and therefore these disclosures have not been included below.

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

The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2018, there were 746 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, down from 753 at the end of December 31, 2017. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2018 over 275,000 XTRAC laser treatments were performed on approximately 17,000 patients in the United States.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus® MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The Company does not expect to meet the criteria for renewal.

During 2017 we entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, following the Financing, we determined we would no longer market the line and the agreement was terminated. For 2017 quarterly sales of the Nordlys product line were $0, $391, $118, $698 for the first through fourth quarters of 2017, respectively. For 2018 quarterly sales were $218, $59, $57 and $75 for the first through fourth quarters of 2018, respectively. We discontinued carrying the Nordlys product line and the distribution agreement with Ellipse A/S was terminated on May 31, 2018.

Key Technology

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC excimer laser delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
In the third quarter of 2018 we announced the FDA granted clearance for our Multi Micro Dose (MMD) tip for our XTRAC excimer laser. The MMD tip accessory is indicated for use in conjunction with the XTRAC laser system to filter the Narrow Band UVB (“NB-UVB”) light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular patient.

•	In the third quarter of 2018 we announced the launch of our S3, the next generation XTRAC. The S3 is smaller, faster and has a smart user interface.
•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
•
STRATAPEN®. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Recent Developments

Equity Financing

On March 30, 2018, we entered into multiple agreements in order to obtain $17.0 million of equity financing from the following sources:

On May 29, 2018, we completed the sale and issuance (the “Financing”) of 15,740,741 shares of the Company's common stock, subject to customary post-closing adjustments, to Accelmed Growth Partners L.P. ("Accelmed"), Broadfin Capital LLC ("Broadfin"), Sabby Management LLC ("Sabby"), Gohan Investments, Ltd. and Dr. Dolev Rafaeli, our President and Chief Executive Officer, for gross proceeds of $17.0 million at a per share price of $1.08. The various stock purchase agreements were entered into on March 30, 2018 (collectively, the “SPAs”).

We incurred $2.3 million of costs related to the Financing during the year ended December 31, 2018, which have been offset against the proceeds in the accompanying financial statements. These costs included $500 to Accelmed for legal fees, consulting and due diligence costs related to the stock purchase agreement. In addition, we incurred placement agent fees in the amount of $1.4 million, among other costs directly related to the financing.

In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of common stock of the Company held by the stockholder on the date hereof or issuable to the stockholder upon conversion of shares of the Company’s Series C Convertible Preferred Stock held by the stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per share of the Company’s common stock less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in their respective stock purchase agreements) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries. After October 1 the threshold per share price under the Leak-Out Agreements is $1.48 and increases in various increments to $3.24 in April 2023.

In addition, Sabby and Broadfin delivered to us a voting undertaking obligating Sabby and Broadfin to increase their respective “blocker” to 9.99% prior to the record date for the meeting of the shareholders.

On May 23, 2018, we held a special meeting of stockholders where the stockholders approved, pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to refinancing, plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the agreements.

The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the SPAs. At the closing, the Company determined certain contingencies had been met and in July 2018 the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the SPA’s but the Company has determined they are not probable or estimable and/or contractually obligated at this time.

In connection with the SPAs, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors to prepare and file with the Commission a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3, which became effective on September 24, 2018.

MidCap Credit Facility

On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust (“MidCap”) in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments, beginning December 2019, are $252 plus interest per month. The Company was in compliance with the covenant as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, we received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived our events of default and compliance with the obligation to deliver audited financial statements within 120 days of our year-end pursuant to the Agreement. The waivers are effective through November 7, 2019.

Sales and Marketing

As of December 31, 2018, our sales and marketing personnel consisted of 51 full-time employees, inclusive of a vice president of sales, a direct sales organization, as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

Reverse Stock Split

On April 6, 2017, we completed the reverse split of our common stock in the ratio of 1-for-5. Our common stock began trading at the market opening on April 7, 2017, on a split-adjusted basis. All data on common stock and equivalents was retroactively adjusted to be shown herein as reflective of this reverse stock split.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, deferred revenues, inventories, useful lives and impairment of property and equipment and of intangibles and goodwill, fair value of equity-based awards, sales and use tax, deferred taxes, financial instruments (derivative instruments and warrants) and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

In the Dermatology Recurring Procedures Segment we have two types of arrangements for its phototherapy treatment equipment as follows: (i) we place our lasers in a physician’s office at no charge to the physician, and generally charge the physician a fee for access codes for an agreed upon number of treatments; or (ii) we place our lasers in a physician’s office and charge the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 840, Leasing. While these are not contractually operating leases as we sell the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since, in these arrangements, the Company provides the customers with limited rights to use the treatment equipment, while we may exercise the right to remove the equipment upon notice, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of the access codes to treat the patients. For the first type of arrangement, sale of access codes are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight line basis as the lasers are being used over the term period specified in the agreement. Contingent amounts that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. These two types of arrangements continue to be accounted for under ASC 840 following the Company’s adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The arrangements are thus outside the scope of ASC 606.

In the Dermatology Procedures Equipment segment we sell our products internationally through a distributor, and domestically directly to a physician. For the product sales, we recognize revenues when control of the promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. We ship most of our products FOB shipping point, and as such, we primarily transfer control and record revenue upon shipment. From time to time we will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freights charges incurred by the Company are included in cost of revenues.

Prior to the adoption of Topic 606, in the Dermatology Procedures Equipment segment, we recognized revenues when the following four criteria were been met: (i) the product was delivered and we had no significant remaining obligations; (ii) persuasive evidence of an arrangement existed; (iii) the price to the buyer was fixed or determinable; and (iv) collection was reasonably assured.

Inventory

We account for inventory at the lower of cost or net realizable value. Cost is determined to be the purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. The cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and is therefore included in raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

Our XTRAC laser is either (i) sold to distributors or physicians directly or (ii) placed in a physician's office and remains our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors but revenue is not recognized until all of the revenue recognition criteria has been met and, until that time, the unit is included in inventory.

Reserves for slow-moving, excess and obsolete inventories, reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2018 and 2017, allowance for doubtful accounts was $141 and $172, respectively.

Property and Equipment

As of December 31, 2018 and 2017, we had net property and equipment of $5,301 and $7,703, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician for access codes for an agreed upon number of treatments. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the recurring revenue business model. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy it elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill

Our balance sheet includes goodwill which is subject to an annual assessment for impairment under FASB ASC Topic 350, “Goodwill and Other Intangibles” and is not amortizable. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2018 and 2017, we had $8,803 of goodwill accounting for 18.5% and 22.5% of our total assets, respectively. The Acquisition of the XTRAC and VTRAC businesses that gave rise to the recorded goodwill closed on June 22, 2015. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We test our goodwill for impairment at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We organized our business into three operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures, Dermatology Procedures Equipment and Dermatology Imaging. The balance of our goodwill for each of our segments as of December 31, 2018, is as follows: Dermatology Recurring Procedures $7,958, Dermatology Procedures Equipment $845 and Dermatology Imaging $0. We completed our annual goodwill impairment analysis as of December 31, 2018, for our reporting units. Our assessment concluded that there was no impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Dermatology Recurring Procedures has a fair value that is in excess of its carrying value by 293%, while Dermatology Procedures Equipment has a fair value that is 288% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Intangibles

All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis. As of December 31, 2018 and 2017, we had $9,765 and $11,825 of intangible assets accounting for approximately 20% and 30% of our total assets, respectively. The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and distribution rights. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

Income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations and comprehensive loss. Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards, we may be required to adjust our valuation allowance.

ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit, that is greater than 50%, likely to be recognized upon ultimate settlement with the taxing authority is recorded. We do not have any uncertain tax positions or accrued penalties and interest. If such matters were to arise, we would recognize interest and penalties related to income tax matters in income tax expense.

Stock-based compensation

We account for stock based compensation to employees in accordance with the “Share-Based Payment” accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in our consolidated statements of operations and comprehensive loss. For performance-based awards, we recognize the expense only if we deem it probable that the vesting condition will occur. There were no performance awards granted in 2018 or 2017.

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recognized over the requisite service period. Total stock-based compensation expense was $904 and $186 for the years ended December 31, 2018 and 2017, respectively.

Fair Value Measurements

We measure fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value. Our derivative financial instruments were measured using significant unobservable inputs (level 3).

Results of Operations

(The following financial data, in this narrative, are expressed in thousands, except for the earnings per share and per treatment. Amounts have been revised to give effect to the restatements of the 2017 financial statements as described in Note 2 to the consolidated financial statements.)

Revenues

The following table presents revenues from our three segments for the periods indicated below:

	For the Year Ended December 31,
	2018	2017 (as restated)
Dermatology Recurring Procedures	$21,053	$22,954
Dermatology Procedures Equipment	8,802	8,792
Dermatology Imaging	-	17

Total Revenues	$29,855	$31,763

Dermatology Recurring Procedures
Revenues from Dermatology Recurring Procedures for the year ended December 31, 2018 was $21,053 which approximates 300,000 treatments, with prices from $65 to $95 per treatment. Revenues from Dermatology Recurring Procedures for the year ended December 31, 2017 was $22,954 which approximates 328,000 treatments, with prices from $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have had a negative impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen which can sometimes require up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we have initiated a direct to patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. In the last three quarters of 2017 and the first quarter of 2018, in an effort to conserve cash, we reduced the amount spent on the direct to patient programs. This caused a decrease in the patient traffic to our dermatologist partner clinics, which, in turn, caused a decline in recurring patient revenues. With the Financing completed in May 2018, we have and expect to continue to increase spending in the direct to patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes the recurring revenue as there is a lag between advertising and patients receiving treatment which we estimated to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2018 and 2017, we deferred net revenues of $1,927 and (as restated) $1,871, respectively, which will be recognized as revenue over the remaining usage period.

In the third quarter of 2019 we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply the same recurring revenue model we have in the United States.

Dermatology Procedures Equipment

For the year ended December 31, 2018, dermatology equipment revenues were $8,802. Internationally, we sold 93 systems for the year ended December 31, 2018, 29 of which were VTRAC systems. Domestically, we sold 25 systems for the year ended December 31, 2018. For the year ended December 31, 2017, dermatology equipment revenues were $8,792. Internationally, we sold 63 systems for the year ended December 31, 2017, 24 of which were VTRAC systems. Domestically, we sold 29 systems for the year ended December 31, 2017.

Additionally, included in the year ended December 31, 2018, was $409 in revenues for 6 Nordlys units (and accessories). For the year ended December 31, 2017, we had $1,207 in revenues for 9 Nordlys units (and accessories).

Dermatology Imaging

In 2017, we discontinued our efforts to develop and commercialize the MelaFind System. In announcing our discontinuation of support for the device we offered MelaFind users the opportunity to purchase our inventory of spare parts.

Imaging revenues for the year ended December 31, 2017 include those sales. There were no sales of MelaFind in the year ended December 31, 2018.

Cost of Revenues

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2018	2017 (as restated)
Dermatology Recurring Procedures	$7,378	$8,337
Dermatology Procedures Equipment	5,357	4,436
Dermatology Imaging	-	225

Total Cost of Revenues	$12,735	$12,998

Gross Profit Analysis

Gross profit decreased to $17,120 for the year ended December 31, 2018, from (as restated) $18,765 during the same period in 2017. As a percentage of revenues, the gross margin was 57.3% for the year ended December 31, 2018, versus (as restated) 59.1% during the same period in 2017. The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2018	2017 (as restated)
Revenues	$29,855	$31,763
Percent (decrease)	(6.0%)
\Cost of revenues	12,735	12,998
Percent (decrease)	(2.0%)
Gross profit	$17,120	$18,765
Gross profit percentage	57.3%	59.1%

Dermatology Recurring Procedures	For the Year Ended December 31,
	2018	2017 (as restated)
Revenues	$21,053	$22,954
Percent decrease	(8.3%)
Cost of revenues	7,378	8,337
Percent decrease	(11.5%)
Gross profit	$13,675	$14,617
Gross profit percentage	65.0%	63.7%

The primary reason for the increase in gross profit was the result of lower depreciation expense on lasers placed in the field.

Dermatology Procedures Equipment	For the Year Ended December 31,
	2018	2017 (as restated)
Revenues	$8,802	$8,792
Percent increase	0.1%
Cost of revenues	5, 357	4,436
Percent increase	20.8%
Gross profit	$3,445	$4,356
Gross profit percentage	39.1%	49.5%

The primary reason for the change in gross profit for the year ended December 31, 2018, compared to the same period in 2017, was product mix, the write off of the Nordlys inventory and certain low priced domestic sales.

Dermatology Imaging

The primary reason for the change in gross profit for the year ended December 31, 2018, compared to the same period in 2017 was the discontinuation of our efforts to develop and commercialize the MelaFind System in September 2017. In announcing our discontinuation of support for the device we offered MelaFind users the opportunity to purchase our inventory of spare parts. Imaging revenues for the year ended December 31, 2017, include those sales. There were no sales of MelaFind in the year ended December 31, 2018.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2018, decreased to $1,065 from $1,711 for the year ended December 31, 2017. The decrease was due to lower compensation and project costs as a result of discontinuing certain research and development efforts.

Selling and Marketing Expenses

For the year ended December 31, 2018, selling and marketing expenses decreased to $10,624 from $11,249 for the year ended December 31, 2017. The decrease was primarily the result of a decrease in compensation, travel and the amortization of distributor rights, as a result of the decision to discontinue selling the Nordlys product line, partially offset by higher commission costs, royalties and direct to consumer advertising spend. We expect to carefully manage the increase to the direct to consumer advertising spend in the coming quarters.

General and Administrative Expenses

For the year ended December 31, 2018, general and administrative expenses increased to $8,786 from (as restated) $7,604 for the year ended December 31, 2017. The increase was primarily due to severance payments to our former Chief Executive Officer, additional stock based compensation, and sales and use tax partially offset by lower investor relations expenses.

Interest Expense, Net

Interest expense for the year ended December 31, 2018, was $1,142 compared to (as restated) $3,196 for the year ended December 31, 2017. The decrease was due to prior year charges relating to the outstanding convertible debt extinguished in September 2017 and also in the current year lower interest expense related to the MidCap loan after we paid down principal by $3,000 in May 2018 associated with the Financing.

Change in Fair Value of Warrant Liability and Embedded Conversion Feature

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) and FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities at each reporting date, and  other income of (as restated) $595 for the year ended December 31, 2017. In addition we recorded other income on the change in the fair value of the embedded conversion feature of (as restated) $3,158 for the year ended December 31, 2017, in connection with our convertible debentures.

Other Income, net

In 2018 we sold a perpetual license of certain MelaFind assets to a third party for a one-time payment of $0.2 million. There were no such transactions in 2017.

Loss on Extinguishment of Debentures

Loss on extinguishment of debentures of (as restated) $20,160 for the year ended December 31, 2017, represents the loss recognized as a result of the exchange of the June 2015 Debentures due June 30, 2021, and July 2014 Debentures due July 30, 2021, for 40,482 shares of Series C Convertible Preferred Stock. For more information, see Note 10 to the accompanying consolidated financial statements.

Income Taxes

Income tax benefit for the year ended December 31, 2018, was $264 compared to $129 in income tax expense for the year ended December 31, 2017. The benefit was the result of the change in the Tax Cut and Jobs Act (the “Tax Act”) as net operating loss carryforwards generated beginning in 2018 and forward have an indefinite life. The expense is comprised primarily of the change in deferred tax liability related to goodwill. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. With regards to the Tax Act impact on the tax provision as it relates to the Company for year ended December 31, 2017, we have recognized the impact of tax reform related to the revaluation of deferred tax assets and liabilities from 34% to 21% in the amount of $23.9 million tax expense, which is almost entirely offset by a reduction in the valuation allowance.

Net Loss

The factors described above resulted in net loss of $4,033 during the year ended December 31, 2018, as compared to a net loss of (as restated) $21,514 during the year ended December 31, 2017.

Non-GAAP adjusted EBITDA

We have determined to supplement our consolidated financial statements, prepared in accordance with U.S. GAAP, presented elsewhere within this Report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA.

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with U.S. GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under U.S. GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company's future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with U.S. GAAP.

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

	For the Year Ended December 31,
	2018	2017 (as restated)

Net loss	$(4,033)	$(21,514)

Adjustments:
Income taxes	(264)	129
Depreciation and amortization *	5,397	6,336
Interest expense, net	984	2,064
Non-cash interest expense	158	1,132

Non-GAAP EBITDA	2,242	(11,853)

Stock-based compensation expense	904	186
Impairment of lasers placed-in-service	321	196
Impairment of intangible assets	-	23
Gain on cancellation of distributor rights agreement	(11)	(40)
Change in fair value of warrants	-	(595)
Change in fair value of conversion feature	-	(3,158)
Loss on disposal of property and equipment	280	-
Loss on extinguishment of debentures	-	20,160

Non-GAAP adjusted EBITDA	$3,736	$4,919

* Includes depreciation on lasers placed-in-service of $3,484 and $4,247 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had $14,595 of working capital compared to $279 as of December 31, 2017 (as restated). Cash and cash equivalents were $16,487 as of December 31, 2018, as compared to $4,069, as of December 31, 2017. Working capital at March 31, June 30, and September 30, 2017, as restated, was $111, $(78), $991, respectively. Working capital at March 31, June 30, and September 30, 2018, as restated, was $(1,270), $13,176, $13,259, respectively.

On December 30, 2015, we entered into a $12,000 credit facility pursuant to a Credit Agreement and related financing documents with MidCap and the lenders listed therein. Our obligations under the credit facility are secured by a first priority lien on all of our assets. On May 29, 2018, we entered into a Fourth Amendment to Credit and Security Agreement with MidCap, pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The agreement modified the principal payments including a period of 18 months where there are no principal payments due. The Company was in compliance with its covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, we received a waiver from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived all our compliance defaults with the obligation to deliver audited financial statements within 120 days of our year-end pursuant to the Agreement. The waivers are effective through November 7, 2019.

On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its June 2015 Debentures due June 30, 2021, and July 2014 Debentures due July 30, 2021, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017, and $40,465 of principal was exchanged for 40,482 shares of Series C Convertible Preferred Stock.

Other than the limitations on conversions to keep each such holders beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares have no voting rights. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock

On March 30, 2018, we entered into a Stock Purchase Agreement (the “Accelmed SPA”) with Accelmed investing $13 million into the Company in exchange for 12,037,037 shares of our common stock. In connection with the proposed Accelmed investment, we entered into two separate stock purchase agreements on March 30, 2018, for approximately $1 million with our current shareholders, Broadfin and Sabby. Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of our common stock. Two separate subscription agreements were also executed on March 30, 2018, for $1 million each to purchase 925,926 shares of our common stock.

We have experienced recurring operating losses and prior to 2017 negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash and cash equivalents, combined with the anticipated revenues from the sale of our products and the investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report. In our debt modification with MidCap, MidCap reduced the restrictive covenants. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.

Net cash and cash equivalents provided by operating activities was $2,896 for the year ended December 31, 2018, compared to cash provided by operating activities of $4,140 for the year ended December 31, 2017. The cash flows provided by operating activities for the year ended December 31, 2018, were unfavorably impacted by the Company’s net loss, a decrease in accounts payable, increase in accounts receivable and an increase in prepaid insurance.

Net cash and cash equivalents used in investing activities was $1,785 for the year ended December 31, 2018, compared to cash and cash equivalents used in investing activities of $2,194 for the year ended December 31, 2017. The primary reason for the change was lower property and equipment purchases and the lower payments on the distributor rights for the discontinued Nordlys product line in the current year.

Net cash and cash equivalents provided by financing activities was $11,307 for the year ended December 31, 2018, compared to cash and cash equivalents used in financing activities of $1,803 for the year ended December 31, 2017. The increase was the result of the above-mentioned financing.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses. If we enter an inflationary period, it could have a material impact on our expenses.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.          Financial Statements and Supplementary Data

The financial statements required by this Item 8 are included in this Report and begin on page F-1

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 10, 2019, the Company dismissed BDO USA LLP (“BDO”) as the Company’s independent registered public accounting firm, and approved the engagement of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. The decision to change registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors, and ratified by the Board of Directors.

Prior to its dismissal, BDO did not prepare or issue any report on the Company’s financial statements. As a result, the Company cannot state whether any such report would contain an adverse opinion or a disclaimer of opinion, or would be qualified or modified as to uncertainty, audit scope, or accounting principles.

During the audit of the fiscal year ended December 31, 2018, BDO, and the Company had two disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K) regarding matters of accounting principles or practices, financial statement disclosure, but no disagreement on auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such fiscal year. BDO disagreed with the Company’s methodology for accounting of historical contingent and potential liabilities related to state sales and use taxes related to the Company’s XTRAC laser business, and disagreed with the Company’s accounting of non-cash derivative liabilities arising from debentures issued by the Company in June 2015, which converted into shares of the Company’s Series C Convertible Preferred Stock in September 2017. For those transactions or events similar to those which involved such disagreement, where such transactions or events were material, both (a) the Company’s methodology for accounting of historical contingent and potential liabilities related to state sales and use taxes related to the Company’s XTRAC laser business and (b) the Company’s accounting of non-cash derivative liabilities arising from debentures issued by the Company in June 2015, which converted into shares of the Company’s Series C Convertible Preferred Stock in September 2017, have been accounted for or disclosed in a manner consistent with that which the Company believes BDO would have concluded was required. Accordingly, the Company believes it is not required to make any further disclosure under Item 304(b) of Regulation S-K.

The Company did not consult with BDO in preparing the disclosure included in this “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2018. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses described below.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of December 31, 2018 and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record complex debt and equity transactions and certain state net operating loss carryforwards and properly evaluate the work performed by outside experts and consultants as that work pertained to impairment of intangibles which improperly resulted in recognition of an impairment charge. In addition, our internal controls were inadequate for the selection of appropriate accounting policies as it pertained to certain state sales and use tax liabilities and assumptions related to deferred revenue in accordance with US GAAP. These material weaknesses caused the restatements of our first, second and third quarter 2018 and 2017 filings and annual 2017 filing. Any effects of errors from the period prior to January 1, 2017 have been restated as of January 1, 2017 in the balance sheet. These errors are a result of the following control deficiencies..

Control Environment and Risk Assessment

The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. The Company did not have appropriately qualified personnel to meet the Company’s control objectives and with an appropriate level of U.S. GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel, outside experts and consultants related to complex accounting matters.

Control Activities

The Company did not have control activities that were designed and operating effectively, including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by outside experts and consultants in relation to complex debt and equity transactions, certain state net operating loss carryforwards, impairment valuations, selection of appropriate accounting policies as it pertained to state sales and use tax liabilities and assumptions related to deferred revenue.

Monitoring Activities

The Company did not maintain effective monitoring controls related to the financial reporting process. The Company did not effectively monitor the controls associated with the use of outside experts and consultants. The failure to properly monitor impacted the timing, accuracy, and completion of the work related to significant accounting matters.

Our Chief Executive Officer and our Chief Financial Officer continue to review our controls relating to complex accounting matters.

Notwithstanding the identified material weaknesses, the Company believes the consolidated financial statement in this Annual Report on Form 10-K fairly represent in all material respects our consolidated financial position and results of operations for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than described above in the Item 9A, Controls and Procedures, there has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held 20 meetings during 2018.

The following sets forth certain biographical information concerning our current directors and our executive officers as of October 22, 2019.

Name	Position	Age
Dr. Uri Geiger	Chairman of the Board	51
Dr. Dolev Rafaeli	President, Chief Executive Officer and Director	55
David N. Gill	Director	64
Samuel E. Navarro	Director	63
Samuel Rubinstein	Director	80
Nachum Shamir	Director	65
LuAnn Via	Director	66

Dr. Uri Geiger became Chairman of the Board of Directors of the Company effective upon closing of the Financing on May 29, 2018. Dr. Geiger has served as Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009, focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, which he took public, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was formerly an adjunct professor at Tel Aviv University's Recanati School of Business where he lectured on private equity and venture capital and authored the books "Startup Companies and Venture Capital" and "From Concept to Wall Street." Dr. Geiger previously earned his doctorate from New York’s Columbia University for Law & Economics where he majored in global equity markets. Dr. Geiger has served on the boards of over 20 private and public medical device companies. We believe Dr. Geiger's qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Dr. Dolev Rafaeli was appointed the Company's Interim Chief Executive Officer effective April 10, 2018, and became the Company's Chief Executive Officer effective upon closing of the Financing on May 29, 2018. Dr. Rafaeli has over 25 years of experience in the healthcare, medical device, consumer and industrial services fields. He served as a Member of the Board of Directors of the company that founded the XTRAC, PhotoMedex (Nasdaq and TASE: PHMD) since 2011 and was its CEO from 2006 to 2017. Under his management at PhotoMedex, he oversaw sales growth from $19 million to over $300 million, driven by increases in brand portfolio, distribution channels and M&A transactions. He was President and CEO of Radiancy, a subsidiary of PhotoMedex, from 2006 to 2017. He also served as General Manager of Orbotech (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. He served as director of operations and managed the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including PhotoMedex Inc. (formerly, Nasdaq:PHMD), LCA Vision, Inc. (formerly, Nasdaq: LCAV), FC Global Realty Inc. (OTCBB: FCRE). Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University and an MBA (with distinction) from Cornell University.

David N. Gill became a member of our Board of Directors effective upon closing of the Financing on May 29, 2018. Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease, from April 2016 through the sale of the company to Boston Scientific in November 2016 and as Chief Financial Officer from August 2014 to April 2016. Previously, he served as the Chief Financial Officer of INC Research (now known as Syneos Health), a clinical research organization, from February 2011 to August 2013 after having served as a board member and its audit committee chairman from 2007 to 2010. Mr. Gill also currently serves on the boards of Melinta Therapeutics, Inc. (f/k/a Cempra, Inc.), Evolus, Inc., YmAbs Therapeutics, Inc. and Histogenics, Inc. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several publicly-traded companies, including NxStage Medical, CTI Molecular Imaging, Inc., Interland Inc. and Novoste Corporation. Mr. Gill holds a B.S. degree, cum laude, in accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant.

Samuel Navarro has served as a member of our Board of Directors since March 2014. Since October 2008, Mr. Navarro has been Managing Partner at Gravitas Healthcare, LLC, which provides strategic advisory services to medical technology companies. From September 2005 to October 2008, Mr. Navarro was Managing Director of Cowen & Co. in New York City and head of their Medical Technology Investment Banking initiatives, leading a team of senior people, and was responsible for building the franchise across all product categories, including M&A/Advisory and financing services and products. From 2001 to 2005, Mr. Navarro was at The Galleon Group running the Galleon Healthcare Fund as a Senior Portfolio Manager. He was responsible for all health care investments across all sectors, including pharmaceutical/biopharmaceutical industries, medical technology and hospital supplies, and all areas of healthcare services. From July 1998 to February 2001, Mr. Navarro was Global Head of Healthcare Investment Banking at ING Barings. Mr. Navarro has also served or serves on the boards of BioSig Technologies, Inc., AdvaVet, Arstasis, Derma Sciences, MicroTherapeutics, Jomed, PhotoMedex and Pixelux Entertainment. Mr. Navarro received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Master of Science in Engineering from Stanford University and a Bachelor of Science in Engineering from The University of Texas at Austin. We believe Mr. Navarro’s qualifications to serve on our Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the medical device industry.

Shmuel (Milky) Rubinstein became a member of the Board of Directors effective upon closing of the Financing on May 29, 2018. He has served for over 20 years as the Chief Executive Officer and General Manager of Taro Pharmaceuticals Industries, a Nasdaq-listed dermatology company. Under his management, Taro grew to become a multinational company with over 1,000 employees worldwide and turnover of close to $450 million. In 2003 Mr. Rubinstein received the Exceptional Industrialist Award. Prior to joining Taro he also finished an International Marketing Course at the Wharton School of the University of Pennsylvania. Mr. Rubinstein serves as a board member in Clal Biotechnology Industries, Exalenz, Medison Biotech, Trima Pharma, Kamada Ltd., and as consultant to several companies, including start-ups. Mr. Rubinstein is also a volunteer director at the Medical Research Fund of The Tel Aviv Sourasky Medical Center and The National Authority for Yiddish Culture. We believe Mr. Rubinstein's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the dermatology industry.

Nachum (Homi) Shamir became a member of the Board of Directors effective upon closing of the Financing on May 29, 2018. He has been the President and Chief Executive Officer of Luminex Corporation since October 2014. Mr. Shamir previously served, from 2006 to 2014, as President and CEO of Given Imaging, a developer, manufacturer, and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over 10 years at Scitex Corporation in positions of increasing responsibility, including President and CEO from 2003 to 2004. Prior to Scitex Corporation, Mr. Shamir held senior management positions at various international companies mainly in the Asia Pacific regions. Mr. Shamir currently serves as a director in Luminex Corp (LMNX)

and previously served in Given Imaging (GIVN), Congentix Medical (CGNT) and Invendo Medical GMBH. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. We believe Mr. Shamir's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the life science industry.

LuAnn Via has served as a member of our Board of Directors since April 2012 and became Chairperson of the Board on December 18, 2017 until May 29, 2018 in connection with the Accelmed-led financing. From November 2012 through January 2017, Ms. Via held the position of President and CEO and was a Director of Christopher & Banks Corporation from November 2012 to January 2017. Christopher & Banks, a Minneapolis based specialty retailer of women’s clothing, operates 400+ stores across 45 states. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012. Payless, a subsidiary of Collective Brands, Inc., was the largest specialty family footwear retailer in the Western Hemisphere with more than 4,000 stores in more than 50 countries and territories worldwide, including the retailer’s franchise operation. Ms. Via was one of the key drivers in the successful turnaround of Payless and the sale of the company in a private equity transaction in 2012 which provided significant shareholder return. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers, including the position of Vice President and General Merchandise Manager for Footwear, Accessories, Fragrances, Bath/Body, Fine Jewelry and Intimate Apparel at Sears Holdings, Inc. from 2003-2006, and as Senior Vice President and General Merchandise Manager of Product Development at Saks, Incorporated from 1998-2003 where she was responsible for the department store’s product development of private brands for Footwear, Accessories, Cosmetics and Intimate Apparel. Ms. Via is a member of Women Corporate Directors, the only global membership organization of women directors of corporate and large privately held companies, and The Committee of 200, a business women’s leadership group, and has served on the Professional Advisory Board for ALSAC/St. Jude Children’s Research Hospital since 2013. We believe Ms. Via’s qualifications to serve on our Board of Directors include her experience in retail sales and manufacturing and her extensive experience as a CEO and senior executive of several publicly-listed companies.

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

Board Leadership Structure

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk, the Compensation/Nominating & Governance Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole.

Compensation, Nominating and Corporate Governance and Audit Committees

General

Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit and Compensation/Nominating and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.strataskinsciences.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2018 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who is our Chief Executive Officer, as well as Mr. Navarro, who received consulting fees in prior years, all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Compensation/Nominating and Governance Committee.

Prior to 2018 the Board had a separate Nominating and Governance Committee. In 2018 the Board determined that the role of that committee should be assumed by the Compensation Committee, and the committee was renamed the Compensation/Nominating and Governance Committee (the “Compensation/Nominating Committee”). Our Compensation/Nominating Committee discharges the Board of Directors’ responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and this Report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation/Nominating Committee include:

•	reviewing and approving objectives relevant to executive officer compensation;
•
evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives;

•	reviewing employment agreements for executive officers;
•	recommending to the Board of Directors the compensation for our directors;
•	administering our equity compensation plans and other employee benefit plans;
•	evaluating human resources and compensation strategies, as needed; and
•	evaluating periodically the committee charter.

The Compensation/Nominating and Governance Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation/Nominating Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation/Nominating and Governance Committee for 2018 is presented below.

In absorbing the duties and responsibilities of the Nominating and Governance Committee, except where the Company is legally required by contract, bylaw or otherwise to provide third parties with the right to nominate directors, the Compensation/Nominating Committee is responsible for recommending to the Board the nominees for election as directors at the annual meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the Compensation/Nominating Committee will consider candidates proposed by stockholders. The Committee will review and evaluate information available to it regarding candidates proposed by stockholders and shall apply the same criteria, and will follow substantially the same process in considering them, as it does in considering other candidates. The Compensation/Nominating Committee is charged with developing and periodically assessing and making recommendations to the Board concerning appropriate corporate governance policies. The Compensation/Nominating Committee also has oversight over the Company’s corporate governance guidelines and policies governing the full Board. Other specific duties of the Compensation/Nominating Committee in its role of overseeing corporate governance and succession planning are:

•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;
•	monitoring the independence of our directors;
•	developing and overseeing the corporate governance principles applicable to members of our Board of Directors, officers and employees;
•	reviewing and approving director compensation and administering the Non-Employee Director Plan;
•	monitoring the continuing education for our directors; and
•	evaluating annually the committee charter.

Our Board of Directors has adopted a written charter for the Compensation/Nominating and Governance Committee. The Compensation/Nominating and Governance Committee is currently composed of Nachum Shamir, David N. Gill and Samuel Rubinstein. Prior to May 23, 2018, the Compensation Committee Chair was Kathryn Swintek, and the members were LuAnn Via and David Stone. Our Board of Directors determined that each member of the Compensation/Nominating and Governance Committee as of December 31, 2018, satisfies the independence requirements of Nasdaq. The Compensation/Nominating and Governance Committee held five formal meetings during 2018.

Audit Committee

Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:

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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. Prior to the closing of the Accelmed-led investment, in May 2018 the members of the Audit Committee were Kathryn Swintek, David K. Stone and LuAnn Via. Ms. Swintek served as the Chairman of the Audit Committee. After the closing of the Accelmed-led investment, the Audit Committee was composed of David N. Gill, Chair, LuAnn Via, and Samuel Rubinstein. The Audit Committee meets regularly and held five meetings during 2018.

The Board of Directors determined in 2018 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Jay Sturm, General Counsel at jsturm@strataskin.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 5 Walnut Grove Drive, Suite 140, Horsham, Pennsylvania 19044. Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock;
•	the name and address, as they appear on our books, of the stockholder sending such communication; and
•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

Mr. Sturm, as the Corporate Secretary will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Audit Committee is responsible for reviewing, approving and managing the engagement of the Company’s independent registered public accounting firm, including the scope, extent and procedures of the annual audit and compensation to be paid therefore, and all other matters the Audit Committee deems appropriate, including the Company’s independent registered public accounting firm’s accountability to the Board of Directors and the Audit Committee. The Audit Committee reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of audited financial statements with generally accepted accounting principles, its judgment as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee by the Standards of the Public Company Accounting Oversight Board (“PCAOB”), including PCAOB Auditing Standard No. 1301, Communications With Audit Committees, the rules of the Securities and Exchange Commission (SEC) and other applicable regulations, and discussed and reviewed the results of the Company’s independent registered public accounting firm’s examination of the financial statements. In addition, the Audit Committee discussed with the Company’s independent registered public accounting firm the independent registered public accounting firm’s independence from management and the Company, including the matters in the written disclosures and the letter regarding its independence by Rule 3526 of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. The Audit Committee also considered whether the provision of non-audit services was compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit, and received from them written disclosures and letter regarding their independence. The Audit Committee meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting. The Audit Committee held five meetings during the fiscal year ended December 31, 2018.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the Commission. The Audit Committee has also retained Marcum, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019.

AUDIT COMMITTEE:

David N. Gill
LuAnn Via
Samuel Rubinstein

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of October 22, 2019, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that all Section 16(a) filing requirements applicable to directors and officers were timely met during the year ended December 31, 2018.

Item 11.          Executive Compensation

Executive Officers

During the year ended December 31, 2018, our named executive officers were:

•   Dolev Rafaeli, President and Chief Executive Officer (effective April 10, 2018);

 •   Matthew C. Hill, Chief Financial Officer (effective May 15, 2018);

 •   Francis J. McCaney, President and Chief Executive Officer (who resigned from this position effective April 10, 2018) and Interim Chief Financial Officer (who resigned from this position effective May 14, 2018); and

 •  Christina L. Allgeier, Chief Financial Officer and Treasurer (who resigned effective December 31, 2017) and remained a consultant through March 31, 2018.

The biographical information for our current executive officers (other than Dr. Rafaeli, which is included above) are below:

Matthew C. Hill (age 50) assumed the duties of Chief Financial Officer on May 15, 2018. Prior to joining the Company, he was the chief financial officer with operational responsibilities with SS White Dental, a privately held medical device company in the dental space, from 2010. Prior to SS White, Matt served as CFO at Velcera and EP Medsystems, both publicly traded companies, where he was also responsible for public company compliance and participated in capital raising for the companies. Mr. Hill has over 20 years of experience in various capacities in public and private companies, and in public accounting with Grant Thornton LLP. Mr. Hill graduated with a B.S. in accounting from Lehigh University in 1991.

Components of Executive Compensation during 2018

During 2018 our named executive officers only received salary, a car allowance and 401(k) matching contributions. Stock option awards were granted to Dr. Rafaeli and Mr. Hill during the year ended December 31, 2018 in accordance with their respective employment agreements. Additionally, each of Dr. Rafaeli and Mr. Hill achieved a bonus in 2018 pursuant to the bonus programs set forth in their respective employment agreements.

For Dr. Rafaeli, he has an annual bonus based upon the performance of the Company’s business during the relevant quarters in which he is employed of each fiscal year. Such bonus during 2018 is achieved, on a quarterly basis, but paid annually, if (a) the Company achieved positive adjusted EBITDA in each of the last three quarters during 2018 in which he was employed and (b) with such bonus amount determined as a percentage of the average aggregate collected revenue during such quarter from all installed laser machines (pro-rated for machines installed during a quarter) (“Average Revenue per Machine”) based upon the following schedule:

Average Revenue per Machine per quarter	Bonus (as a percentage of total company revenue for the relevant quarter)

Up to $8,100	0.50%
$8,101 to $9,600	0.80%
$9,601 to $11,000	1.20%
Above $11,001	1.50%

 The Average Revenue per Machine and positive adjusted EBITDA quarters resulted in a payout of $142,853.

For Mr. Hill, he had a target bonus of $65,000 prorated for his employment with the Company in 2018, with 60% of such bonus being achieved, on achieving $7,000 Average Revenue per Machine for the fourth quarter of 2018. The balance of the bonus was paid based on personal goals as agreed with the Chairman of the Audit Committee and approved by the Compensation/Nominating and Governance Committee, which resulted in a total bonus payout of $40,627.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2018 and 2017 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (6)	Option Awards ($) (5)	All Other Compensation ($) (7)	Total ($)
Dolev Rafaeli (1), Director, President and Chief Executive Officer	2018	289,077	142,853	2,223,490	36,646	2,692,066

Matthew C. Hill (2), Chief Financial Officer	2018	149,169	40,627	225,250	2,800	417,846

Francis J. McCaney (3), Director, President and Chief Executive Officer	2018	386,222	-	-	6,090	392,312
	2017	375,000	-	-	13,190	388,190

Christina L. Allgeier (4)	2018	18,333	-	-	30,000	48,333
	2017	220,000	-	-	13,610	233,610

(1)	Dolev Rafaeli was hired as President and Chief Executive Officer on April 10, 2018.
(2)	Matthew C. Hill was hired as Chief Financial Officer on May 15, 2018.
(3)	Francis J. McCaney was President and Chief Executive Officer until April 10, 2018, then was active Chief Financial Officer until May 14, 2018. Compensation includes severance payments of $227,954.
(4)	Christina L. Allgeier resigned from the Company effective December 31, 2017. Compensation in 2018 includes $18,333 of severance.
(5)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures. See the “Stock-based compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for the assumptions made in calculating these amounts.

(6)
Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements. We discuss these bonus plans in further detail in the section entitled “Components of Executive Compensation during 2018.”

(7)
“All Other Compensation” includes car allowance of $5,000 and 401(k) matching contributions of $1,090 for Mr. McCaney in 2018 and $12,000 in car allowance and $1,190 in 401(k) matching contributions in 2017. For Ms. Allgeier it includes car allowance of $12,000 and 401(k) matching contributions of $1,610 in 2017 as well as consulting fees of $30,000 in 2018. For Dr. Rafaeli includes car allowance of $8,000 and $28,646 for consulting fees and for Mr. Hill includes car allowance of $2,800.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control

Employment Agreement with Dr. Dolev Rafaeli

On March 30, 2018, the Company executed an employment agreement with Dr. Rafaeli. The term of the employment agreement commenced on April 10, 2018 until the third anniversary of the closing under the Accelmed-led investment, which term is automatically renewed for one year unless either party provides 60 days' notice prior to the end of the then current term. Dr. Rafaeli's employment with the Company would have terminated if the Accelmed-led investment had terminated prior to closing for any reason.

Dr. Rafaeli's base salary is $400 thousand per year, and he is entitled to bonus compensation based upon the achievement of earnings targets. Dr. Rafaeli was awarded stock options under the Company's 2016 Omnibus Incentive Plan equal to 7.5% of the Company's equity on a fully diluted basis as of immediately following the closing of the Accelmed-led investment. The options were awarded as follows: (i) stock options exercisable for 1,557,628 shares of the Company's common stock were granted on March 30, 2018, at an exercise price of $1.12; and (ii) the balance of the stock options were awarded upon approval by the Company's stockholders of the Accelmed-led investment and the transactions contemplated thereby at the special meeting of stockholders, and the exercise price was equal to  the closing trading price of the Company's shares of common stock on Nasdaq on the day of the special meeting. The shares of common stock purchasable upon exercise of the stock options are subject to certain transferability restrictions under the employment agreement and fully vest upon a change of control. The employment agreement also contains provisions for fringe benefits, reimbursement of expenses, nomination for election to the Board, indemnification, vacation, confidentiality, assignment of certain inventions and other intellectual property, covenant not to compete and payments of a lump sum payment equal to base salary over the initial term upon termination, depending upon the type of termination.

Employment Agreement with Matthew C. Hill

On May 15, 2018, Matthew Hill began employment as the Company's Chief Financial Officer. The Company and Mr. Hill executed an employment agreement dated May 15, 2018, in connection with the appointment to the Chief Financial Officer position. Under the terms of the agreement, Mr. Hill receives a base salary of $240,000 and is eligible to receive an annual bonus based on the Company achieving certain goals. The target bonus is set annually. In the event Mr. Hill's employment is terminated, in conjunction with a change of control, he will be entitled to severance equal to 12 months of his base salary, payable subject to execution of a general release in favor of the Company. The agreement also contains non-compete and non-solicitation periods.

Employment Agreement with Francis J. McCaney

On October 31, 2016, we entered into an Employment Agreement (the "McCaney Agreement") with Francis J. McCaney, our former President and Chief Executive Officer. Under the terms of the McCaney Agreement, Mr. McCaney was to receive a base salary of $375,000 and was to be eligible to receive a bonus of up to 50% of his base salary per annum, starting for fiscal year 2017, based on achievement of specified milestones, as determined by our Board based upon annual budgets approved by our Board from time to time.

In addition, Mr. McCaney was granted options to purchase up to 310,002 shares of our common stock, having a term of ten years, as follows: (i) 108,501 shares vesting in three substantially equal installments on the first, second and third anniversaries of October 31, 2016; and (ii) up to 201,501 shares vesting in three substantially equal annual installments upon a determination by our Board that we had achieved the following milestones for each of the 2017, 2018 and 2019 fiscal years, respectively: (A) one-third if we achieve the revenue plan established by our Board for such year, (B) one-third if we achieve the EBITDA plan established by our Board for such year, and (C) one-third if we achieve the goals established by our Board for such year; provided that any such stock option that has not vested with respect to any particular year due to the failure to satisfy a milestone condition for that year will terminate as of the end of that year and will no longer become exercisable. The milestones for the year ended December 31, 2017, were not achieved, resulting in the forfeiture of 67,167 options. The milestone for the year ended December 31, 2018, was also not achieved resulting in the forfeiture of 67,167 options. The terms of the grant also provided that if (i) we undergo a change of control before the stock option vests in full and (ii) Mr. McCaney is not offered post-change of control employment by us or any successor entity, or if offered such post-change of control employment and Mr. McCaney terminates his employment for good reason (as those terms are defined in the employment agreement) within a period of 30 days after the date of the change of control, conditioned upon his execution of a release satisfactory to us, all such stock options that have not previously terminated shall accelerate and shall vest in full upon the effective date of the termination of Employee's employment.

According to the McCaney Agreement, in the event of a change of control, as defined in the McCaney Agreement, and (a) Mr. McCaney has not been offered post-change of control employment by us or any successor entity or (b) Mr. McCaney is offered such post-change of control employment, and he terminates his employment for good reason, as defined in the agreement, within 30 days after the date of change of control, in addition to payment of his base salary and any cash bonus earned through the date of termination, Mr. McCaney will be entitled to receive, conditioned upon his execution of a release satisfactory to us, severance in the amount of his then current base salary for 18 months. In the event we terminate Mr. McCaney's employment other than for cause or upon a change of control or by reason of his death or disability or his voluntary decision to terminate, in addition to payment of his base salary and any cash bonus earned through the date of termination, Mr. McCaney will be entitled to receive, conditioned upon his execution of a release satisfactory to us, severance in the amount of his then current base salary for 12 months.

The McCaney Agreement was amended as of March 28, 2018 to reflect the terms agreed to by the Company in connection with the SPAs that Mr. McCaney would resign as CEO. On April 10, 2018 Mr. McCaney resigned as CEO, and by amendment to his stock option agreement, he also forfeited all unvested shares he might have otherwise been entitled to. He then assumed the position of interim Chief Financial Officer on a part-time basis until his last day of employment with the Company on May 15, 2018. On April 10, 2018, Mr. McCaney and the Company executed a Severance Agreement and General Release (the “Severance Agreement”), effective as of his last day of employment, May 15, 2018. The Severance Agreement  provided that Mr. McCaney would receive thirteen months of severance pay in the gross amount of $406,250 in thirteen monthly installments beginning on May 15, 2018. The Severance Agreement also provided for the reimbursement of Mr. McCaney’s premiums for continued health insurance coverage under COBRA.

Employment Agreement with Christina L. Allgeier

On November 11, 2015, we entered into an employment agreement with Christina L. Allgeier, our former Chief Financial Officer. The agreement had a one-year initial term, subject to annual extensions thereafter. Under the terms of the agreement, Ms. Allgeier received a base salary of $200,000 and was eligible to receive a bonus of up to 30% of her base salary per annum, based on achievement of specified milestones, as determined by the Board of Directors following approval of the annual budget, and other objectives to be determined. In the event Ms. Allgeier’s employment was terminated, without cause or in conjunction with a change of control, she would have been entitled to severance equal to 12 months of her base salary. The agreement also contained a 12 month non-compete and non-solicitation period. On November 30, 2017, Ms. Allgeier, upon mutual agreement with the Board, resigned as CFO effective December 31, 2017. Upon her resignation, Ms. Allgeier entered into a severance agreement, under which she was paid $18,333. Simultaneously with executing the severance agreement, she entered into a three month consulting agreement with the Company ending on March 31, 2018, for which she was paid $10,000 per month for a total of $30,000.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price ($)	Option Expiration Date
Dolev Rafaeli	1,557,628	1,168,221	389,407	1.12	3/30/2028
	1,413,249	1,143,249	0	1.66	5/23/2028

Matthew Hill	250,000	250,000	0	1.66	5/23/2028

(1)
Options granted were under the 2016 Omnibus Incentive Plan and options. 1,557,628 of Dr. Rafaeli’s options vest quarterly over a period of three years and the remaining vest annually over three years. Mr. Hill’s options vest annually over three years.

Director Compensation

Up until the resignation of certain directors pursuant to the terms of the Accelmed-led investment in May 2018, each of our non-employee directors received an annual fee of $35,000 for serving as a director, pro-rated to the date they join the Board of Directors, and an annual grant of stock options to purchase up to 15,000 shares of common stock, which grant is pro-rated to the first day of the quarter during which they join the Board of Directors. In addition, our Chairperson of the Board received an annual fee of $85,000 and the chairperson of each of our audit committee, our compensation committee and our nominating and corporate governance committee received an annual fee of $15,000, $10,000 and $10,000, respectively. Committee members who were not chairs of each of our audit committee, our compensation committee and our nominating and corporate governance committee receive annual fees of $6,000, $5,000 and $5,000, respectively, with no payments being made on a meeting-attended basis. Our employee, Francis McCaney received no compensation for his services as a director, and ceased to be a director effective with his resignation as Chief Executive Officer as of March 28, 2018.

On May 29, 2018, following the closing of the Accelmed-led investment, Ms. Swintek, Mr. O’Donnell, Mr. Coyne, and Mr. Stone resigned their Board positions. Prior to their resignations, the Board unanimously resolved to appoint their successors: Dr. Uri Geiger, Dr. Dolev Rafaeli, David N. Gill, Shmuel (Samuel) Rubinstein, and Nachum (Homi) Shamir. Ms. Via and Mr. Navarro retained their board seats. At the first meeting following the installation of the new Board, the Board, upon recommendation of the Compensation/Nominating and Governance Committee replaced the previous compensation plan for non-management Board members with the following:

Non-management directors shall receive the following compensation as applicable to each particular director.

 1.   $70,000 base compensation

 2.   $80,000 base compensation for the Chairman of the Board

 3.   $10,000 for the Chairman of the Compensation/Nominating Committee.

 4.   $20,000 for the Chairman of the Audit Committee

 5.   $5,000 for membership on each committee (not to be paid to the Chair of the committees)

 6.  New independent Board members shall receive a one-time grant of $20,000 in the form of restricted stock units.

Base compensation is to be paid no more than 50% in cash; no Director is to receive more than $50,000 in cash; that non-cash payments will be in the form of restricted stock units vesting equally in quarterly tranches over 12 months; and that payment will be made for each quarter in advance.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2018.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned ($)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Uri Geiger (1)	0	40,001	0	40,001
David N. Gill (1)	28,333	65,000	0	93,333
Samuel E. Navarro	35,000	35,000	0	70,000
Samuel Rubinstein (1)	24,583	55,000	0	79,583
Nachum Shamir (1)	23,333	60,001	0	83,334
LuAnn Via	65,208	35,000	0	100,208
James L. Coyne (2)	18,750	0	0	18,750
Jeffrey F. O’Donnell (2)	14,583	0	0	14,583
David K. Stone (2)	23,333	0	0	23,333
Kathryn Swintek (2)	27,083	0	0	27,083

(1)
Joined the Board of Directors on May 29, 2018, in connection with the closing of the Financing. Fees of $23,333 paid on behalf of Dr. Geiger were paid to Accelmed. Restricted stock units granted to the Chairman were cancelled in January 2019.

(2)	Resigned from the Board on May 29, 2018, in connection with the closing of the Accelmed-led Financing.
(3)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures. See the “Stock-based compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for the assumptions made in calculating these amounts.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our Fifth Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”) and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for (i) any breach of the director’s duty of loyalty; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; breach of duty with respect to dividends and other distributions; or (iv) any transaction from which the director derived an improper personal benefit. We have also entered into indemnity agreements with each director which provides for advancement of expenses and indemnification under certain circumstances.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on May 29, 2020. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Report under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of October 22, 2019, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Uri Geiger (9)	12,112,627	36.80%
Dolev Rafaeli. (2)	2,181,637	6.4%
Matthew Hill (3)	93,333	*
David N. Gill (4)	46,401	*
Samuel E. Navarro (5)	197,194	*
Samuel Rubinstein (6)	37,870	*
Nachum Shamir (7)	58,815	*
LuAnn Via (8)	113,474	*
All directors and officers as a group (eight persons)	14,841,341	42.9%

Accelmed Growth Partners LP (9)	12,112,627	36.80%
Broadfin Healthcare Master Fund, Ltd (10)	3,887,038	9.99%
Kent Lake Partners LP(11)	2,042,321	6.21%
Nantahala Capital Management, LLC (12)	2,643,001	8.03%

*          Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of October 22, 2019, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 32,903,287 shares of common stock outstanding as of October 22, 2019.

(2)	Includes 931,740 shares of common stock and vested options to purchase 1,249,897 shares of common stock.
(3)	Includes 10,000 shares of common stock and vested options to purchase 83,333 shares of common stock.
(4)	Includes 15,000 shares and vested restricted stock units of 31,401 shares of common stock.
(5)	Includes 20,000 shares, 160,276 vested options to purchase shares of common stock and vested restricted stock units of 16,908 shares of common stock.
(6)	Includes 11,300 shares of common stock and vested restricted stock units for 26,570 shares of common stock.
(7)	Includes 29,829 shares of common stock and vested restricted stock units for 28,986 shares of common stock.
(8)	Includes 35,571 shares, 60,995 vested options to purchase shares of common stock and vested restricted stock units of 16,908 shares of common stock.
(9)
The business address of Accelmed Growth Partners L.P. ("Accelmed") is 6 Hachochlim Street, 6th floor, Herzliya Pituach L3 46120 Israel. Accelmed Growth Partners GP ("Accelmed GP"), the General Partner of Accelmed, and Uri Geiger, the Managing Director of Accelmed Growth Partners Management Ltd., which is the management company of Accelmed, each have voting and investment control of the securities held by Accelmed. Dr. Geiger is the Co-Founder and Managing Partner of Accelmed. Each of Accelmed GP and Uri Geiger disclaim beneficial ownership over the securities owned by Accelmed except to the extent of their respective pecuniary interest therein. Accelmed holds 12,112,627 shares of common stock. Dr. Geiger disclaims beneficial ownership of the 12,112,627 shares owned by Accelmed.

(10)
The business address of Broadfin Healthcare Master Fund, LTD (“Broadfin”) is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin. Broadfin holds the following securities: (i) 2,866,323 shares of common stock; (ii) warrants to purchase 300,000 shares of common stock at $3.75 per share; (iii) 781,947 shares of common stock issuable upon conversion of 2,103 shares of Series C Convertible Preferred Stock. The conversion of all preferred stock and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived from a Schedule 13D filed by Broadfin Capital, LLC on March 15, 2016, and a Form 13F filed by Broadfin Capital, LLC on May 15, 2019.

(11)
The business address of Kent Lake Partners LP (“Kent Lake”) is 591 Redwood Highway, Suite 3260 Mill Valley, California 94941. Kent Lake may be deemed to be the beneficial owner of 2,042,321 shares of common stock held by funds and separately managed accounts under its control, and as the managing member Benjamin Natter may be deemed to be the beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Kent Lake on June 28, 2019.

(12)
The business address of Nantahala Capital Management, LLC ("Nantahala ") is 19 Old Kings Highway S, Suite 200, Darien, CT 06820. Nantahala may be deemed to be the beneficial owner of 2,768,001 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Nantahala on May 15, 2019.

Item 13.          Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

On June 22, 2015, we entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby Management, LLC and Broadfin Capital LLC (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million shares of common stock, which currently have an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The June 2015 Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance. Refer to Note 10 for information on the interest expense relating to the June 2015 Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.

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

The Registration Rights Agreement requires us to file one or more registration statements for all of the securities that may be issued upon conversion of the June 2015 Debentures and exercise of the Warrants issued to the Purchasers. Pursuant to the applicable transaction documents, however, certain Purchasers may not exercise their conversion/exercise rights for that number of shares of common stock which, together with all other shares owned by that Purchaser and its affiliates would result in more than 9.99% of our issued and outstanding shares of common stock calculated on the basis of the then outstanding shares.

On September 20, 2017, the Company announced the closing of an exchange transaction pursuant to the Securities Exchange Agreement (the "Exchange Agreement") dated as of June 6, 2017 between the Company and holders of its June 2015 Debentures due June 30, 2021, and July 2014 Debentures due July 30, 2021 (collectively, the "Debentures"). In closing the exchange transaction under the Exchange Agreement, the holders of the Debentures exchanged the Debentures, having an aggregate principal amount of approximately $40.5 million, into 40,482 shares (the "Preferred Shares") of the Company's newly created Series C Convertible Preferred Stock. The Preferred Shares are convertible into a total of approximately 15,049,000 shares of the Company's common stock. Each Preferred Share has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. The Company included the Exchange Agreement as an exhibit to its Form 8-K current report, which was filed with the Commission on June 7, 2017. The Company relied upon the exemption from registration under the Securities Act of 1933 (the "1933 Act") afforded by Section 3(a)(9) of the 1933 Act, i.e., the exchange of the Debentures for the Preferred Shares in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. In connection with the closing under the Exchange Agreement, on September 20, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State setting forth the rights, preferences and privileges of the Company's Series C Convertible Preferred Stock.

During 2017 the Company had an agreement with a software development company where this software company provided services without charge. A former director of the Company was CEO of this software company. The Company no longer uses this service.

During 2018 and 2017 the Company had an agreement with the son of a former Board Member for direct to consumer advertising. The Company incurred $13,000 and $30,000 of expense, for the years ended December 31, 2018 and 2017 respectively, and no longer uses the service.

On March 30, 2018, the Company entered into the Accelmed Purchase Agreement with Accelmed, pursuant to which Accelmed has agreed to invest $13.0 million to purchase upon closing 12,037,037 shares of the Company's common stock at a price per share of $1.08. The Company may incur additional expenses, or Accelmed may receive additional shares in the event of certain contingencies. The Company is required to reimburse Accelmed for its legal, consulting, due diligence and certain costs related to the proposed transaction, including the reasonable legal fees, disbursements and related charges of Accelmed's counsel in an aggregate amount not to exceed $400,000 (or up to $500,000 in the event of certain contingencies, and subject to no cap in the event the Company's stockholders do not approve the transaction) at the earliest of (i) the closing, or (ii) the termination of Accelmed Purchase Agreement for any reason other than by reason of a breach of the Accelmed Purchase Agreement by Accelmed.

Upon closing under the Accelmed Purchase Agreement, Accelmed was the largest shareholder of the Company.

The Accelmed Purchase Agreement also requires that the Company indemnify Accelmed for certain items as defined in the Accelmed Purchase Agreement, which may result in the issuance of additional shares of the Company's common stock to the Investors in the event the Company incurs additional cash obligations above the thresholds contained in the Accelmed purchase Agreement, including excess amounts from sales taxes, broker fees, insurance coverage and legal fees (the "Retained Risk Provisions"). Pursuant to the Retained Risk provisions, Accelmed received an additional 75,590 shares.

In connection with the Accelmed investment, the Company entered into two separate stock purchase agreements on March 30, 2018, each for $1.0 million with two then current stockholders, Broadfin and Sabby. Upon closing of these transactions with the closing under the Accelmed Purchase Agreement, each of Sabby and Broadfin received 925,926 shares of the Company's common stock at a price per share of $1.08. Under the Retained Risk Provisions of the agreements, Broadfin received an additional 41,759 shares and Sabby received an additional 24,027 shares.

The Company also entered into two separate subscription agreements in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1.0 million to purchase 925,926 shares of our common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli for $1.0 million to purchase 925,926 shares of our common stock at $1.08 per share upon closing under the Accelmed Purchase Agreement.

Pursuant to the Retained Risk Provisions, each of Gohan Investments and Dr. Rafaeli received an additional 5,814 shares.

Director Independence

As required under the Nasdaq, listing standards, a majority of the members of a listed Company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that The Board of Directors determined in 2018 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who is our Chief Executive Officer, and Mr. Navarro, who received consulting fees in prior years, all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Director Consulting Agreement

In 2017 we had a consulting contract with two of our directors. The directors were paid $10,000 per month to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The agreement expired per its terms on June 30, 2017, with no additional extensions or renewals.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee is responsible for reviewing all "related party transactions" (defined as such transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an on-going basis. All such related party transactions must be approved by the Audit Committee.

Item 14.          Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Marcum LLP for 2018:

2018
Audit Fees (1)	$553,000
Audit-Related Fees (2)	125,000
Tax Fees (3)	-
All Other Fees (4)	-
Total	$678,000
(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements. These services were billed in 2019 following Marcum’s engagement in 2019.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of all tax related services.
(4)	There were no other fees billed by Marcum LLP for the years ended December 31, 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by EisnerAmper, LLP for 2018 and 2017:

	2018	2017
Audit Fees (1)	$537,000	$428,100
Audit-Related Fees (2)		29,700
Tax Fees (3)	-	58,000
All Other Fees (4)	-	-
Total	$537,000	$515,800
(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of all tax related services.
(4)	There were no other fees billed by EisnerAmper for the years ended December 31, 2018 and 2017.
Engagement of the Independent Auditor

The Audit Committee is responsible for approving every engagement of Marcum LLP to perform audit or non-audit services for us before Marcum LLP is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the Commission’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee’s pre-approval policy provides as follows:

•          First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Marcum LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•          Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firms were approved by the Audit Committee.

Auditor Selection for Fiscal 2019

The Audit Committee has selected Marcum LLP to serve as our independent auditors for the year ending December 31, 2019.

PART IV
Item 15.          Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2018 and 2017.

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

3.2	Fourth Amended and Restated Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 contained in our Form 8-K current report as filed on May 29, 2018.
3.3
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 7, 2013).

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

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by Reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017.

4.1	Specimen Stock Certificate Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005).
4.2	Warrant dated May 7, 2009, issued by Electro-Optical Sciences, Inc. to Kingsbridge Capital Limited (Incorporated by reference to our Current Report on Form 8-K filed on May 8, 2009).
4.3
Warrant Agreement, dated as of April 26, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on April 30, 2013).

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
4.11
Form of 2.25% Series A Senior Secured Convertible Debenture (Incorporated by reference to Exhibit 4.3 contained in our Form 10-Q quarterly report for the quarter ended June 30, 2015, filed on August 14, 2015).

4.12
Form of 2.25% Series B Senior Unsecured Convertible Debenture (Incorporated by reference to Exhibit 4.4 contained in our Form 10-Q quarterly report for the quarter ended June 30, 2015, filed on August 14, 2015).

4.13	Form of Warrant Amendment Agreement (Incorporated by reference to Exhibit 4.1 contained in our Current Report on Form 8-K, filed on January 22, 2016).
4.14*	Form of Incentive Stock Option Agreement (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016).
4.15*	Form of Nonqualified Stock Option Agreement (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016).
10.1*	Form of Indemnification Agreement for directors and executive officers (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3	Form of Securities Purchase Agreement dated as of June 22, 2015, by and among the company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.4	Registration Rights Agreement dated as of June 22, 2015, by and among the Company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.5	Security Agreement dated as of June 22, 2015, by and among the Company and parties thereto (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.6	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2006).
10.7
Securities Purchase Agreement dated as of July 21, 2014, between MELA Sciences, Inc. and the purchasers identified on the signature pages thereto (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed on November 14, 2014).

10.8
Registration Rights Agreement dated as of July 21, 2014, between MELA Sciences, Inc. and the purchasers identified on the signature pages thereto (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed on November 14, 2014).

10.9
Security Agreement dated as of July 21, 2014, among MELA Sciences, Inc., all of the Subsidiaries of the Registrant and the holders of the Registrant’s 4% Senior Secured Convertible Debentures (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed on November 14, 2014).

10.10
Agreement of Lease, dated as of July 14, 2009, by and between Stanford Bridge LLC and Electro-Optical Sciences, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on July 14, 2009).

10.11
Supply Agreement with Arrow Electronics, Inc., dated April 8, 2011 (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 5, 2011).

10.12
Production Agreement, dated as of January 6, 2012, by and between MELA Sciences, Inc. and Askion GmbH (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 3, 2012).

10.13
Service Agreement, dated March 21, 2012, by and between MELA Sciences, Inc. and QUINTILES Commercial Germany GmbH (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 3, 2012).

10.14
Asset Purchase Agreement dated as of June 22, 2015, by and among the Company and parties identified on the signature pages thereto (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).

10.15
Amended and Restated Security Agreement dated as of August 3, 2015 by and among the Company and the parties thereto (Included in Exhibit 10.8 filed incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015).

10.16	MELA Sciences, Inc. Amended and Restated 2013 Stock Incentive Plan (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on August 24, 2015).
10.17
Loan and Security Agreement, dated as of March 15, 2013, by and between MELA Sciences, Inc. and Hercules Technology Growth Capital, Inc (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed on April 30, 2013).

10.18
Amended and Restated Security Agreement dated as of August 3, 2015, by and among the Company and the parties thereto (Included in Exhibit 10.8 filed incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015)..

10.19
Form of Securities Purchase Agreement, dated as of October 29, 2013, by and among MELA Sciences, Inc. and the purchasers identified on the signature pages thereto (Incorporated by reference to our Current Report on Form 8-K filed on October 30, 2013).

10.20
Omnibus Amendment to 2014 Transaction Documents dated as of August 3, 2015, by and among the Company and the purchases identified therein (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015).

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
10.24
Warrant Amendment Agreement dated as of June 22, 2015, (effective September 30, 2015) by and among the Company and parties identified on the signature pages thereto (Incorporated by reference to Exhibit 10.5 contained in our Form 8-K current report filed on June 23, 2015).

10.25*
Consulting Agreement, dated as of November 4, 2015, between the Company and Jeffrey F. O’Donnell, Sr. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 16, 2015).

10.26*
Consulting Agreement, dated as of November 4, 2015, between the Company and Samuel E. Navarro (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 16, 2015).

10.27*
Transition Agreement and Release dated as of November 9, 2015, between the Company and Robert W. Cook (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 16, 2015).

10.28*
Employment Agreement dated as of November 9, 2015, between the Company and Christina L. Allgeier (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 16, 2015).

10.31
Credit and Security Agreement dated as of December 30, 2015, among MidCap, as administrative agent, the Lenders listed on the Credit Facility Schedule attached thereto and the Company (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

10.32
Warrant to purchase shares of the Company's common stock issued December 30, 2015, issued to MidCap (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

10.33
Warrant to purchase shares of the Company's common stock issued December 30, 2015, to Lender under the Credit Agreement (Incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

10.34
Subordination Agreements dated as of December 30, 2015, among subordinated lenders, the Company and Midcap (Incorporated by reference to Exhibit 10.4 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

10.35
Omnibus Amendment to 2014 Transaction Documents and 2015 Transaction Documents dated as of December 30, 2015, among the Company and the holders of outstanding debentures under the 2014 and 2015 security purchase agreements (Incorporated by reference to Exhibit 10.5 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

10.36
Warrant to purchase shares of the Company's common stock issued January 29, 2016, to Lenders under the Credit Agreement (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on February 1, 2016).

10.37
Omnibus Amendment to 2015 Transaction Documents dated as of August 3, 2015, by and among the Company and the purchases identified therein (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015).

10.38
Amended and Restated Intellectual Property Security Agreement dated as of August 3, 2015, by and among the Company and the parties thereto (Included in Exhibit 10.8 filed incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015).

10.39
Intercreditor Agreement dated as of August 3, 2015, by and among the Company and the parties thereto (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 14, 2015).

10.40*
Extension Agreement dated as of July 20, 2016, between Strata Skin Sciences, Inc. and Jeffrey F. O'Donnell, Sr. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.41*
Extension Agreement dated as of July 20, 2016, between Strata Skin Sciences, Inc. and Samuel E. Navarro (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

10.42
First Amendment to Credit and Security Agreement dated as of August 9, 2016, among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on August 12, 2016).

10.43
Amended and Restated Fee Letter Agreement dated as of August 9, 2016, by and between Midcap Financial Trust as Agent and the Company (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on August 12, 2016).

10.44*	STRATA Skin Sciences 2016 Omnibus Option Plan (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 14, 2016).
10.45*
Employment Agreement between the Company and Frank J. McCaney dated as of October 31, 2016 (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 14, 2016).

10.46*
Stock Option Agreement between the Company and Frank J. McCaney dated as of October 31, 2016 (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015, filed on November 14, 2016).

10.50*
Extension Agreement dated as of December 6, 2016, between Strata Skin Sciences, Inc. and Samuel E. Navarro (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on December 9, 2016).

10.51
Second Amendment to Credit and Security Agreement dated as of November 10, 2017, among MidCap Financial Trust, as administrative agent, the Lenders as listed on the signature pages thereto and the Company. Second Amendment to Credit and Security Agreement dated as of November 10, 2017, among MidCap Company (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2017, filed on November 14, 2017).

10.52
Amended and Restated Fee Letter Agreement dated as of November 10, 2017, by and between MidCap Financial Trust as Agent and the Company (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2017, filed on November 14, 2017).

10.53
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Accelmed (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.54
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Broadfin (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.55
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Sabby (Incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.56	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.57	Form of Leak-Out Agreement (Incorporated by reference to Exhibit 10.5 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.58	Form of Voting Undertaking (Incorporated by reference to Exhibit 10.6 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.59	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.60*	Employment Agreement dated March 30, 2018, between the Company and Dr. Dolev Rafaeli (Incorporated by reference to Exhibit 10.8 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.61
Third Amendment to Credit and Security Agreement, dated as of March 26, 2018, among the Company, MidCap Financial Trust and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.62*
Employment Agreement effective as of May 15, 2018, between the Company and Matthew C. Hill (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on May 15, 2018).

10.63*	Amended and Restated Strata Skin Sciences, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A, as filed on April 27, 2018).
10.64
Fourth Amendment to Credit and Security Agreement, dated as of May 29, 2018, among the Company, MidCap Financial Trust and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on May 29, 2018).

10.65
Sublease Agreement between Luigi Bormioli Corporation and the Company for office space at 5 Walnut Grove Drive, Horsham, PA 19044 (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on October 3, 2018).

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
**
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

October 29, 2019	By: /s/ Dolev Rafaeli
Dolev Rafaeli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Dolev Rafaeli	President, Chief Executive Officer (Principal Executive Officer), and Director	October 29, 2019
Dolev Rafaeli
/s/ Matthew Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2019
Matthew Hill
/s/ Uri Geiger	Director, Chairman of the Board	October 29, 2019
Uri Geiger
/s/ David Gill	Director	October 29, 2019
David Gill
/s/ Samuel Navarro	Director	October 29, 2019
Samuel Navarro
/s/ Shmuel Rubinstein	Director	October 29, 2019
Shmuel Rubinstein
/s/ Nachum Shamir	Director	October 29, 2019
Nachum Shamir
/s/ LuAnn Via	Director	October 29, 2019
LuAnn Via

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATA Skin Sciences, Inc. and Subsidiary (the “Company") as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
October 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATA Skin Sciences, Inc. and Subsidiary (the “Company") as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2017 consolidated financial statements to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2005 to 2018.

EISNERAMPER LLP
Iselin, New Jersey
April 2, 2018, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is October 29, 2019

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,487	$4,069
Accounts receivable, net	3,393	3,141
Inventories	2,794	3,009
Prepaid expenses and other current assets	536	533
Total current assets	23,210	10,752

Property and equipment, net	5,301	7,703
Intangible assets, net	9,765	11,825
Goodwill	8,803	8,803
Other assets	428	48
Total assets	$47,507	$39,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$-	$357
Current portion of long-term debt	252	2,387
Accounts payable	1,764	2,277
Other accrued liabilities	4,500	3,581
Deferred revenues	2,099	1,871
Total current liabilities	8,615	10,473

Long-term liabilities:
Long-term debt, net	7,145	7,853
Warrant liability	-	67
Deferred tax liability	111	414
Other liabilities	388	444
Total liabilities	16,259	19,251

Commitments and contingencies (see Note 12)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 9,968 and 36,182 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	4
Common Stock, $.001 par value, 150,000,000 shares authorized; 29,943,086 and 4,304,425 shares issued and outstanding as of December 31, 2018 and 2017, respectively	30	4
Additional paid-in capital	241,988	223,829
Accumulated deficit	(210,771)	(203,957)
Total stockholders' equity	31,248	19,880
Total liabilities and stockholders’ equity	$47,507	$39,131

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2018	2017 (as restated)

Revenues, net	$29,855	$31,763

Cost of revenues	12,735	12,998

Gross profit	17,120	18,765

Operating expenses:
Engineering and product development	1,065	1,711
Selling and marketing	10,624	11,249
General and administrative	8,786	7,604
	20,475	20,564

Loss from operations	(3,355)	(1,799)

Other (expense) income, net:
Interest expense, net	(1,142)	(3,196)
Change in fair value of warrant liability	-	595
Change in fair value of embedded conversion feature	-	3,158
Other income, net	200	17
Loss on extinguishment of debentures	-	(20,160)
	(942)	(19,586)

Loss before income taxes	(4,297)	(21,385)

Income tax benefit (expense)	264	(129)

Loss	$(4,033)	$(21,514)
Loss attributable to common shares	$(2,909)	$(8,851)
Loss attributable to Preferred Series C shares	$(1,124)	$(12,663)

Loss per common share:
Basic	$(0.15)	$(3.26)
Diluted	$(0.15)	$(3.26)

Shares used in computing loss per common share:
Basic	19,589,031	2,713,782
Diluted	19,589,031	2,713,782

Loss per Preferred Series C share - basic and diluted	$(55.20)	$(1,212.47)

Shares used in computing loss per basic and diluted Preferred Series C shares	20,368	10,444

Other comprehensive loss:
Foreign currency translation adjustments	-	$(2)
Comprehensive loss	$(4,033)	$(21,516)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands, except share amounts)

	Convertible Preferred Stock – Series B		Convertible Preferred Stock – Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital (as restated)	Accumulated Deficit (as restated)	Accumulated Other Comprehensive Income	Total (as restated)
BALANCE, JANUARY 1, 2017 (as restated)	6,000	$1	-	$-	2,166,898	$2	$197,475	$(182,443)	$2	$15,037
Stock-based compensation	-	-	-	-	-	-	186	-	-	186
Issuance of convertible preferred stock in exchange for convertible debentures	-	-	40,482	4	-	-	25,906	-	-	25,910
Conversion of convertible preferred stock into common stock	(6,000)	(1)	(4,300)	-	2,066,182	2	-	-	-	1
Conversion of senior secured convertible debentures into common stock	-	-	-	-	70,000	-	262	-	-	262
Issuance of common stock for fractional shares in reverse stock split	-	-	-	-	1,345	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(2)	(2)
Net loss (as restated)	-	-	-	-	-	-	-	(21,514)	-	(21,514)
BALANCE, DECEMBER 31, 2017 (as restated)	-	-	36,182	4	4,304,425	4	223,829	(203,957)	-	19,880
Cumulative accounting adjustment from adoption of new standard, net of tax (Note 1)	-	-	-	-	-	-	-	(234)	-	(234)
Cumulative accounting adjustment from adoption of new standard, net of tax (Note 1)	-	-	-	-	-	-	2,614	(2,547)	-	67
Stock-based compensation	-	-	-	-	-	-	904	-	-	904
Conversion of convertible preferred stock into common stock	-	-	(26,214)	(3)	9,744,916	10	(7)	-	-	-
Sale of common stock, net of offering costs of $2,336	-	-	-	-	15,893,745	16	14,648	-	-	14,664
Net loss	-	-	-	-	-	-	-	(4,033)	-	(4,033)
BALANCE, DECEMBER 31, 2018	-	$-	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$-	$31,248

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2018	2017 (as restated)
Cash Flows From Operating Activities:
Net loss	$(4,033)	$(21,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,397	6,336
Provision for doubtful accounts	(30)	109
Gain on cancellation of distributor rights agreement	(11)	(40)
Impairment of lasers placed-in-service	194	196
Impairment of intangible assets	-	23
Stock-based compensation	904	186
Deferred taxes	(303)	55
Loss on disposal of property and equipment	407	-
Loss on extinguishment of debentures	-	20,160
Amortization of debt discount	50	944
Amortization of deferred financing costs	107	188
Change in fair value of warrant liability	-	(595)
Change in fair value of embedded conversion feature	-	(3,158)
Changes in operating assets and liabilities:
Accounts receivable	(222)	184
Inventories	215	(193)
Prepaid expenses and other assets	(383)	475
Accounts payable	(513)	381
Other accrued liabilities	1,006	602
Other liabilities	(60)	159
Deferred revenues	171	(358)
Net cash provided by operating activities	2,896	4,140

Cash Flows From Investing Activities:
Lasers placed-in-service	(1,749)	(1,739)
Purchases of property and equipment	(13)	(320)
Payments on distributor rights liability	(23)	(135)
Net cash used in investing activities	(1,785)	(2,194)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(In thousands)

	For the Year Ended December 31,
	2018	2017 (as restated)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	$17,000	$-
Offering costs	(2,336)	-
Repayments of long-term debt	(3,000)	(1,429)
Payments on notes payable	(357)	(374)
Net cash provided by (used in) financing activities	11,307	(1,803)

Effect of exchange rate changes on cash	-	(2)
Net increase in cash and cash equivalents	12,418	141
Cash and cash equivalents, beginning of period	4,069	3,928

Cash and cash equivalents, end of period	$16,487	$4,069

Supplemental information:
Cash paid for interest	$1,009	$2,215
Cash paid for income taxes	$17	$28

Supplemental information of non-cash investing and financing activities:
Conversion of senior secured convertible debentures into common stock	$-	$262
Prepaid insurance financed with notes payable	$-	$392
Acquisition of distributor rights asset for license liability	$-	$286
Issuance of convertible Preferred C stock in exchange for convertible debentures	$-	$25,910

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 1
The Company:

Background
STRATA Skin Sciences (the “Company”) is a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions; and the STRATAPEN® MicroSystem, marketed specifically for the intended use of micropigmentation.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of December 31, 2018, there were 746 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

During 2017, the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, the Company determined it would no longer market the line. In June, following the financing (see Note 3), the Company wrote down all inventory and fixed assets related to the product line to the net realizable value and recorded an expense of $280 in cost of revenues.

Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus® MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The Company does not expect to meet the criteria for renewal.

Effective April 6, 2017, the Company completed a reverse stock split of its common stock at a ratio of 1-for-5 shares, and all data on common stock and equivalents was retroactively adjusted to be shown herein as reflective of this reverse stock split for all periods presented.

Basis of Presentation:

Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation. In 2017, the Company ceased operations and in 2018, there are no operations in the subsidiary in India.

Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2018, the more significant estimates include (1) revenue recognition, in regard to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of intangible assets and goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets (6) the fair value of financial instruments, including derivative instruments and warrants, (7) the inventory reserves (8) state sales and use tax accruals and (9) warranty claims.

Revenue Recognition
In the Dermatology Recurring Procedures Segment the Company has two types of arrangements for its phototherapy treatment equipment as follows: (i) the Company places its lasers in a physician’s office at no charge to the physician, and generally charges the physician a fee for access codes for an agreed upon number of treatments; or (ii) the Company places its lasers in a physician’s office and charges the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 840, Leases. While these are not contractually operating leases, the Company sells the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since in these arrangements the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office while the Company may exercise the right to remove the equipment upon notice, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. For the first type of arrangement, sales of access codes are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight line basis as the lasers are being used over the term period specified in the agreement. Contingent amounts that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freights charges incurred by the Company are included in cost of revenues.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties, but excludes any equipment accounted for as leases. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $429, and the Company expects to recognize $162 of the remaining performance obligations in 2019 and the remainder over one to three years.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments, but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $162 of short-term contract liabilities is presented as deferred revenues, and $267 of long-term contract liabilities is presented within Other Liabilities on the December 31, 2018 consolidated balance sheet. For the year ended December 31, 2018, $58 was recognized as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of January 1, 2018.

With respect to contract acquisition costs the Company applied the practical expedient and expenses these costs immediately.

Prior to the adoption of ASC 606, in the Dermatology Procedures Equipment segment, the Company recognized revenues when the following four criteria had been met: (i) the product was delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement existed; (iii) the price to the buyer was fixed or determinable; and (iv) collection was reasonably assured.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the year ended December 31, 2018 and 2017, the Company recorded such reimbursements in the amounts of $579 and $902, respectively.

Cash and Cash Equivalents
The Company invests its cash in highly liquid short-term investments and credit card transactions with settlement terms of less than five days. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Proceeds due from credit card transactions were $37 and $353 as of December 31, 2018 and 2017, respectively. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2018 and 2017.

Accounts Receivable, net
The majority of the Company’s accounts receivable are due from physicians, distributors (international) and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not recognize interest accruing on accounts receivable past due. The allowance for doubtful accounts was $141 and $172 at December 31, 2018 and 2017, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company’s products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of December 31, 2018 and 2017, reserves on inventory were $308 and $234, respectively.

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

Intangible Assets
Intangible assets consist of core technology, product technology, customer relationships, trademarks and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years. (See Note 7, Intangible Assets, net).

Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Under Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” Step 2 from the goodwill impairment test has been eliminated and goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value. Early application is permitted. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s financial statements but could have an effect in the event of a goodwill impairment. The Company bypassed the qualitative assessment and did a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount. No goodwill impairment was identified in the years ended December 31, 2018 and 2017.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value.

Functional Currency
The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("$" or "dollars"). Substantially all of the Company's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

For foreign currency transactions, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates are recorded in financing income or expenses.

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
(In thousands, except share, per share amounts and number of lasers)

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

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability is estimated using option pricing models that are based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability is the only recurring Level 3 fair value measure. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of December 31, 2018 and 2017, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the interest rate on the debt approximating market rates.

Several of the warrants outstanding as of December 31, 2018 and 2017, have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company. In addition, other warrants have a “down round” provision. These warrants are classified as derivatives, prior to the adoption of ASU 2017-11 in 2018 under the modified retrospective method. The Company’s warrant liabilities are recorded at their fair value using binomial and Black-Scholes methods and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. (See Note 13, Warrants, for additional discussion).

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the consolidated balance sheets. The activity in the warranty accrual during the years ended December 31, 2018 and 2017, is summarized as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	December 31,
	2018	2017

Accrual at beginning of year	$178	$115
Additions charged to warranty expense	291	161
Expiring warranties/claimed satisfied	(231)	(98)
Total	238	178
Less: current portion	(156)	(109)
Total long-term accrued warranty costs	$82	$69

Product Development Costs
Costs of research, new product development and product redesign are charged to expenses as incurred in engineering and product development in the accompanying consolidated statements of operations and comprehensive loss. The Company incurred $1,065 and $1,711 in engineering and product development costs for the years ended December 31, 2018 and 2017, respectively.

Advertising Costs
Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $1,202 and $1,023 for the years ended December 31, 2018 and 2017, respectively.

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

Concentration of Credit Risks
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents in major financial institutions in the US which, at times exceeds Federal Deposit Insurance Corporation and Securities Investor Protection Corporation limits. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs periodic credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers. (See also Accounts receivable above).

With the exception of the Company’s international distributor, as described in Note 19, Significant Customer Concentrations, the balance of the Company’s trade receivables do not represent a substantial concentration of credit risk. Most of the Company’s sales are generated in North America, to a large number of customers.

Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Earnings Per Share
The Company calculates loss per common share and Preferred Series C share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic loss per common share and Preferred Series C share is calculated by dividing net loss attributable to common shares and Preferred Series C shares by the weighted-average number of common shares and Preferred Series C shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted loss per common share and Preferred Series C share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.

Shares of Company's Series C Convertible Preferred Stock are subordinate to all other securities at the same subordination level as common stock and they participate in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Stock meet the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The following table presents the calculation of basic and diluted loss per share by each class of security for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018		Year ended December 31, 2017 (as restated)
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(2,909)	$(1,124)	$(8,851)	$(12,663)

Weighted average number of shares outstanding during the period	19,589,031	20,368	2,713,782	10,444

Basic and Diluted loss per share	$(0.15)	$(55.20)	$(3.26)	$(1,212.47)

The Company considers Series C Preferred Stock and 403,090 warrants issued on October 31, 2013 and February 14, 2014, to be participating securities in the presentation of earnings per share. However, the warrants are excluded from the calculation of earnings per share in periods of losses as the warrant holders do not have an obligation to fund such losses. The above referenced warrants expired on April 30, 2019 and February 14, 2019.

For the years ended December 31, 2018 and 2017, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following common stock equivalents outstanding during the years ended December 31, 2018 and 2017, have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2018	2017
Common stock equivalents of convertible debentures	-	6,622,821
Common stock purchase warrants	2,397,166	2,406,625
Common stock equivalents of convertible Preferred Series B stock	-	289,462
Restricted stock units	79,068	-
Common stock options	3,188,897	876,373
Total	5,665,131	10,195,281

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the stock award on a straight line basis. Performance-based awards are recognized only when it is probable that the vesting conditions will be met. There were no performance awards granted in 2018 or 2017.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Adoption of New Accounting Standards
In January 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of business: inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but can be adopted early. The Company has adopted this ASU effective January 1, 2017, and has applied the rules with its sub-distribution license with Ellipse and concluded that this transaction did not meet the definition of a business. As such, it has been accounted for as an asset acquisition. (See Note 7, Intangible Assets, net).

In March 2016 the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of the accounting and presentation of share-based payments, including the income tax effects of awards and forfeiture assumptions. The new guidance permits to elect to account for forfeitures as they occur. The Company has made this election upon the adoption of this standard. The guidance became effective for interim and annual periods beginning after December 15, 2016. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

In July 2015 The FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has adopted this ASU effective January 1, 2018, using the modified retrospective method to those contracts not completed at the application date with a cumulative adjustment that increased its accumulated deficit by approximately $234.

The cumulative adjustment primarily related to the promise to provide service type warranties related to sales of dermatology procedures equipment. A portion of the transaction price of equipment sold with these service type warranties has been allocated to such performance obligation based on their stand-alone selling price, and the Company began to recognize revenue from these service type warranties ratably over the warranty term. Under current guidance, only separately priced extended warranties are required to be accounted for as separate elements and be recognized over the warranty term. The method used to estimate stand-alone selling price is the price observed in transactions where the customer is charged a discrete price for the extended warranty. Other than the above change related to warranties, the adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The impact from adopting this standard on the Company’s balance sheet as of December 31, 2018 and statement of operations and comprehensive loss for the year ended December 31, 2018, is as follows:

Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher / (Lower)

Revenues	$29,855	$30,051	$(196)

Balance Sheet
Deferred revenue	$2,099	$1,937	$162
Other liabilities	$388	$120	$268

In 2018 there was no impact on total cash flows from operations as a result of the adoption of ASC 606.

In July 2017 the FASB issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” For public business entities, the amendments in Part 1 of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company has adopted this ASU on October 1, 2018, and recorded an adjustment for the adoption of a new accounting pronouncement of $67 as an adjustment to warrant liability, $2,547 as an adjustment to accumulated deficit and $2,614 as an adjustment to additional paid-in-capital. See Note 23 Quarterly impact of adoption of ASU 2017-11 (unaudited) for the disclosure of the effect on interim reporting.

Recently Issued Accounting Standards
In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s financial statements but could have an effect in the event of a goodwill impairment.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

In February 2016 the FASB issued ASU 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lease primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842: Targeted Improvements”) which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.

The Company used the modified retrospective transition approach to ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The Company does not expect that this accounting standard will have a material impact on our debt covenants. The Company has completed an evaluation of ASU 2016-02, including a review of our leases and other contracts for potential embedded leasing arrangements and has recognized approximately $848 in right-of-use assets and lease liabilities in the balance sheet as of January 1, 2019. There was no impact on the Company’s revenue recognition under ASC 842.

In June 2018 the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The adoption of ASU No. 2018-07 on January 1, 2019, did not have a material effect on the Company’s financial statements.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will have no significant impact on its consolidated financial statements.

Note 2
Restatement of Previously Issued 2017 Consolidated Financial Information

During the audit of the Company’s 2018 financial statements, the Company identified errors and has restated the previously issued 2017 financial statements because of the failure to properly record the following:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

•
a non-cash embedded conversion feature arising from debentures issued in June 2015 (which converted into Series C Preferred Stock in September 2017) which should have been accounted for as an embedded derivative. With respect to the restatement of the opening balances associated with recognition of the derivative liability as compared to the original recognition of a beneficial conversion feature, the Company recorded an adjustment at January 1, 2017, whereby the senior secured convertible debenture liability was reduced by $6,945, a derivative liability of $3,158 was recorded, additional paid-in-capital was reduced by $27,300, and accumulated deficit was reduced by $31,087. As a result, for the year ended December 31, 2017, the Company recorded a loss on the extinguishment of the debentures of $20,160 and a gain in the fair value of the embedded conversion feature of $3,158;

•
non-cash derivative accounting for warrants issued, and other warrants modified, in June 2015 which should have been accounted for as derivative liabilities due to a down round provision in the warrant agreements until the Company adopted ASU 2017-11 on October 1, 2018, under the modified retrospective method. The Company restated the opening balances of the warrant liability to increase the warrant liability by $557 and corrected the method of calculating the volatility to properly reflect the impact on the valuation of the derivative;

•
accrual of additional liabilities related to sales and use tax. The Company restated the opening balance of other accrued liabilities at January 1, 2017, by increasing the liability by $917 and restated the December 31, 2017, balance by increasing the liability by $1,221. The as reported balance of other accrued liabilities at December 31, 2017, increased from $2,360 to $3,581;

•
adjustments to the impairment assessment and related impairment charge for intangible assets which was performed at the intangible asset level, as opposed to the asset group level, for the year ended December 31, 2017, which improperly resulted in an impairment charge. For the year ended December 31, 2017, the Company incorrectly recognized a total of $500 of intangible asset impairment charges with respect to product technology, which were recognized as cost of revenues on the Company’s consolidated statement of operations and comprehensive loss. The impairment assessment and the impairment charge for intangible assets was incorrectly performed at the intangible asset level, as opposed to the asset group level, for the year ended December 31, 2017, which improperly resulted in the impairment charge. The Company re-performed its recoverability test of December 31, 2017, at the asset group level, which demonstrated that its assets were fully recoverable and there was no impairment;

•
adjustment to deferred revenue to correct assumptions from the sale of access codes on the estimated usage period of the agreed upon number of treatments; the Company restated the opening balance of deferred revenue at January 1, 2017 by increasing the liability by $1,995 and the as reported balance of current deferred revenue as of December 31, 2017 increased from $291 to $1,871; and

•
other adjustments to the financial statements and related footnote disclosures for the presentation of certain discounts provided to customers as a decrease to revenue and a decrease to general and administrative expenses of approximately $101 and to reflect a decrease to certain state net operating loss carryforwards of approximately $9,700 with a corresponding decrease in the valuation allowance for deferred taxes.

Portions of the accompanying footnotes have been restated to give effect to the aforementioned error corrections:

•	Note 4 Revenue
•	Note 7 Intangibles Assets, net
•	Note 9 Other Accrued Liabilities
•	Note 10 Convertible Debentures
•	Note 13 Warrants
•	Note 16 Income Taxes
•	Note 17 Business Segments
•	Note 19 Significant Customer Concentration

The impact of the changes as of and for the year ended December 31, 2017, are as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Balance Sheet

	As of December 31, 2016 as reported	Effect of Restatement Jan. 1, 2017	Balance as of January 1, 2017 as restated
Intangible assets, net	$13,412	$-	$13,412
Total assets	43,193		43,193
Deferred revenues	235	1,995	2,230
Other accrued liabilities	1,992	917	2,909
Total current liabilities	6,133	2,912	9,045
Senior secured convertible debentures, net	12,028	(6,945)	5,083
Derivative liability senior secured convertible debentures	-	3,158	3,158
Warrant liability	105	557	662
Total liabilities	28,474	(318)	28,156

Series B Convertible Preferred Stock $.10 par value	1	-	1
Common Stock $.001 par value	2	-	2
Additional paid-in capital	225,289	(27,814)	197,475
Accumulated deficit	(210,575)	28,132	(182,443)
Accumulated other comprehensive income	2	-	2
Total stockholders’ equity	$14,719	$318	$15,037

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

			Restatement Adjustments as of December 31, 2017
	Balance as of December 31, 2017 as reported	Effect of restatement January 1, 2017	Sales and Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other Adjustments	Balance as of December 31, 2017 as restated
Intangible assets, net	$11,325	-	$-	$-	$-	$500	$-	$-	$11,825
Total assets	38,631	-				500			39,131
Deferred revenues	291	1,995	-	-	-	-	(415)	-	1,871
Other accrued liabilities	2,360	917	304	-	-	-	-	-	3,581
Total current liabilities	7,672	2,912	304				(415)		10,473
Senior secured convertible debentures, net	-	(6,945)	-	-	6,945	-	-		-
Derivative liability senior secured convertible debentures	-	3,158	-	-	(3,158)	-	-	-	-
Warrant liability	3	557		(493)			-	-	67
Total liabilities	16,386	(318)	304	(493)	3,787		(415)	-	19,251

Series C Convertible Preferred Stock $.10 par value	4		-	-	-	-	-	-	4
Common stock $.001 par value	4	-	-	-	-	-	-	-	4
Additional paid-in capital	251,643	(27,814)	-	-	-	-	-	-	223,829
Accumulated deficit	(229,406)	28,132	(304)	493	(3,787)	500	415	-	(203,957)
Total stockholders’ equity	$22,245	$318	$(304)	$493	$(3,787)	$500	$415	-	$19,880

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Statement of Operations and Other Comprehensive Loss:

		Restatement Adjustments for the Year Ended December 31, 2017
	For the twelve months ended December 31, 2017 as reported	Sales and Use Tax	Warrant	Debentures	Intangible Impairment	Deferred Revenue	Other Immaterial Adjustments	For the twelve months ended December 31, 2017 as restated
Revenues, net	$31,449	$-	$-	$-	$-	$415	$(101)	$31,763
Cost of revenues	13,498	-	-	-	(500)	-	-	12,998
Gross profit	17,951				500	415	(101)	18,765
General and administrative	7,401	304	-	-	-	-	(101)	7,604
Loss from operations	(2,410)	(304)			500	415	-	(1,799)
Other (expenses) income, net	(16,292)	-	493	(3,787)	-	-	-	(19,586)
Loss before income taxes	(18,702)	(304)	493	(3,787)	500	415	-	(21,385)
Net loss	$(18,831)	(304)	493	(3,787)	500	415	-	$(21,514)
Loss per common share	$(2.85)	-	-	-	-	-	-	$(3.26)
Loss attributable to common stock	$(7,747)	-	-	-	-	-	-	$(8,851)
Common shares used in computing loss per share	2,713,782	-	-	-	-	-	-	2,713,782
Loss per preferred share	$(1,061.25)	-	-	-	-	-	-	$(1,212.47)
Loss attributable to preferred stock	$(11,084)	-	-	-	-	-	-	$(12,663)
Preferred shares used in computing loss per share	10,444	-	-	-	-	-	-	10,444

With respect to the Statement of Cash Flows there were no changes to as reported cash flows from investing and financing activities. For the twelve months ended December 31, 2017 the impact on the cash flows provided by operating activities were as follows:

Other accrued liabilities increased $304
Deferred revenue decreased $415
The gain on the change in fair value of embedded conversion feature increased $3,158
The gain on the change in fair value of warrant liability increased $493
Loss on extinguishment of debentures increased $8,361
Amortization of debt discount decreased $1,416
Impairment for intangibles reversed as part of restatement decreased $500
The net loss increased $2,683

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 3
Liquidity

Equity Financing
On March 30, 2018, the Company entered into multiple agreements in order to obtain $17,000 of equity financing (the “Financing”) from the following sources:

•
On March 30, 2018, the Company entered into a Stock Purchase Agreement (the “Accelmed SPA”) and a Registration Rights Agreement with Accelmed Growth Partners L.P. (“Accelmed”) investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed received 12,037,037 shares of its common stock.

•
In connection with the Accelmed investment, the Company entered into two separate stock purchase agreements, each for approximately $1,000 with its then current shareholders, Broadfin Capital (“Broadfin”) and Sabby Management (“Sabby”). Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of the Company’s common stock at a price per share of $1.08.

•
Two separate subscription agreements were also executed on in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of the Company’s common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli, the new CEO of the Company effective May 29, 2018, for $1,000 to purchase 925,926 shares of the Company’s common stock at $1.08 per share.

The Company incurred $2,336 of costs related to the equity financing during the year ended December 31, 2018, which have been offset against the offering proceeds in the accompanying financial statements. These costs included reimbursing Accelmed $500 for legal fees, consulting and due diligence costs related to the stock purchase agreement. In addition, the Company incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.

In further consideration of entering into their respective stock purchase agreements (“SPA”), Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder has agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of Common Stock of the Company held by the Stockholder on the date hereof or issuable to the Stockholder upon conversion of shares of the Company’s Preferred Stock held by the Stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per Company Share less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in the Stock Purchase Agreement) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries.

In addition, Sabby and Broadfin delivered to the Company a voting undertaking obligating Sabby and Broadfin to increase their respective “blocker” to 9.99% prior to the record date for the meeting of the shareholders.

On May 23, 2018, the Company held a special meeting of stockholders where the stockholders approved pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to the Financing plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the purchase agreements.

The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the SPA’s. At the closing, the Company determined certain contingencies had been met and in July 2018 the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the SPA’s that the Company has determined are not probable or estimable at this time.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

In connection with the SPA’s, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors to prepare and file with the SEC a registration statement covering the shares of common stock issued in the Financing. The Company filed a registration statement on Form S-3 which became effective on September 24, 2018.

Liquidity

The Company has experienced recurring operating losses and prior to 2017 negative cash flow from operations. Historically, the Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Management believes that our cash and cash equivalents, combined with the anticipated revenues from the sale of the Company’s products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with the Company’s existing operations through the next 12 months following the issuance of the Company’s consolidated financial statements. In the Company’s debt modification with MidCap, MidCap reduced the restrictive covenants. However, if the Company fails to meet the monthly revenue covenants per the MidCap loan agreement, the Company may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance, for which the Company currently has sufficient funds to repay.

Note 4

Revenue:

The following table presents the Company’s revenue disaggregated by geographical region for the years ended December 31, 2018 and 2017. The revenue for year ended December 31, 2017, have not been adjusted for the adoption of ASC 606. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia.

	Year Ended December 31, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$21,053	$2,026	$23,079
Foreign	-	6,776	6,776
Total	$21,053	$8,802	$29,855

	Year Ended December 31, 2017
	Dermatology Recurring Procedures	Dermatology Procedures Equipment and Imaging	TOTAL (as restated)
Domestic	$22,954	$3,538	$26,492
Foreign	-	5,271	5,271
Total	$22,954	$8,809	$31,763

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 5
Inventories:

	December 31, 2018	December 31, 2017

Raw materials and work in progress	$2,442	$2,490
Finished goods	352	519
	$2,794	$3,009

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 6
Property and Equipment, net:

	December 31, 2018	December 31, 2017

Lasers placed-in-service	$18,515	$17,820
Equipment, computer hardware and software	168	462
Furniture and fixtures	124	124
Leasehold improvements	26	31
	18,833	18,437
Accumulated depreciation and amortization	(13,532)	(10,734)
Property and equipment, net	$5,301	$7,703

Depreciation and related amortization expense was $3,563 and $4,341 for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company recorded an impairment loss of fixed assets of $194 to cost of revenues as a result of the Company no longer marketing the Nordlys product line. In addition, the Company recorded $407 in other disposals for the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded an impairment loss of $196 to cost of revenues related to lasers placed-in-service at the Company’s subsidiary in India.

Note 7
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of December 31, 2018:

	Balance	Accumulated Amortization	Intangible assets, net

Core technology	$5,700	$(1,995)	$3,705
Product technology	2,000	(1,400)	600
Customer relationships	6,900	(2,415)	4,485
Tradenames	1,500	(525)	975
	$16,100	$(6,335)	$9,765

	December 31, 2018	December 31, 2017 (as restated)

Core technology	$5,700	$5,700
Product technology	2,000	2,000
Customer relationships	6,900	6,900
Tradenames	1,500	1,500
Distribution rights	-	286
	16,100	16,386
Accumulated amortization	(6,335)	(4,561)
Intangible assets, net	$9,765	$11,825

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Related amortization expense was $1,834 and $1,995 for each of the years ended December 31, 2018 and 2017. Intangible assets consist of core technology, product technology, customer relationships, trademark and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years.

Effective January 1, 2017, the Company follows the guidance in ASU 2017-01, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, companies are required to utilize an initial screening test to determine whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the asset is not a business. Effective March 1, 2017, the Company entered into agreements to license the exclusive U.S. distribution rights for the Ellipse family of products, Nordlys, through December 31, 2019. The agreements were to be renewed if certain minimum purchase requirements were achieved and an approximate $33 monthly license fee was paid, for a contractual total license fee of $1.1 million over the Initial Term. The Company determined that its transaction with Ellipse in the first quarter of 2017 was considered to be an acquisition of a single asset, therefore, the acquisition is not considered to be an acquisition of a business. The distribution rights asset had been assigned a value of $900 which was comprised of the present value of the license fee payments. Effective August 2017 the transaction was terminated and new agreements were negotiated among the parties. As a result of the termination of the old agreement and the signing of the new agreements the Company reversed the intangible asset and corresponding liability recorded on March 1, 2017, and recorded the distribution rights at the present value of the payments under the new agreements, amounting to $286. The reversal of the aforementioned intangible asset and corresponding liability resulted in a $40 gain that was recognized in sales and marketing expense during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company wrote off core technology of $274 and accumulated amortization of $251 related to the discontinuance of the Melafind product. The value written off of $23 was recorded in cost of revenues.

During 2018 related to the discontinuance of the Nordlys product line, the Company wrote off distribution rights of $286 and accumulated amortization of $60. In addition, the Company wrote off distribution liabilities of $237 as a result of the termination of the agreements on May 31, 2018. The net value written off of $11 was recorded in selling and marketing expense.

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

2019	$1,810
2020	1,610
2021	1,410
2022	1,410
Thereafter	3,525
Total	$9,765

Note 8
Goodwill:

Goodwill reflects the amount of the acquisition price in excess of the fair values assigned to identifiable tangible and intangible assets and assumed liabilities. Goodwill is not amortized, but is reviewed annually for impairment. Goodwill was recorded on the acquisition of the XTRAC and VTRAC businesses on June 22, 2015, as the purchase price exceeded the fair value of the identifiable net assets of the business. The balance of goodwill at December 31, 2018, 2017, and 2016 was $8,803.

The goodwill was allocated among the reportable segments in accordance with the provisions of ASC Topic 350-20 and consisted of the following:

December 31, 2018 and 2017

Dermatology Recurring Procedures segment	$7,958
Dermatology Procedures Equipment segment	845
Total	$8,803

The Company has incurred no impairment of goodwill as of December 31, 2018 and 2017.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 9
Other Accrued Liabilities:

	December 31, 2018	December 31, 2017 (as restated)

Accrued warranty, current, see Note 1	$156	$109
Accrued compensation, including commissions and vacation	1,275	785
Accrued state sales use and other taxes	2,719	2,125
Distributor rights liability, current	-	85
Accrued professional fees and other accrued liabilities	350	477
Total other accrued liabilities	$4,500	$3,581

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability. All of the Company’s tax positions are subject to audit. One state has assessed the Company an amount of $801 for the period from March 2014 through August 2017. The Company has declined an informal offer to settle at a substantially lower amount and is currently in that jurisdiction’s administrative process of appeal. A second jurisdiction is also conducting an audit and has not made an assessment. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

The Company believes its state sales and use tax accruals have properly recognized that if the Company’s arrangements with customers are deemed to be subject to sales tax in a particular state are more likely than not, the basis for measurement of the state sales and use tax would be in accordance with ASC 405, Liabilities as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remain uncertain.

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business are recorded in general and administrative expenses on the statement of operations and comprehensive loss.

Note 10
Convertible Debentures (as restated):

The Company issued $32,500 aggregate principal amount of Debentures (the “June 2015 Debentures”) that, subject to certain ownership limitations and stockholder approval conditions, was convertible into 8,666,668 shares of Company common stock at an initial conversion price of $3.75 per share. The June 2015 Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance, June 22, 2020.

The June 2015 Debentures included an embedded conversion feature. Based on the Company’s allocation of proceeds from the financing event and the bifurcation of the embedded derivative, the Company recorded a debt discount of $31,989 at issuance. The value of the derivative was determined using a combination of the binomial pricing and Black-Scholes Models as deemed necessary based on management’s assessment of the likelihood of a reset event. The liability was based on the fair value of the Company’s stock as well as assumptions for volatility,

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

remaining expected life, risk free rate, probability of a reset event, probability of shareholder approval and expected annual dividend yield and had continued to be adjusted to its respective fair value at each subsequent balance sheet date. At issuance the quantitative information with respect to the valuation methodology and significant inputs were as follows: stock price $1.38, volatility 54%, based on comparable companies’ historical stock prices matching the expected term of 5 years, risk free rate of 1.68%, no expected annual dividend, the probability of shareholder approval of 80% and the probability of a reset event of 20%. For subsequent valuations, the quantitative information with respect to valuation methodology and significant inputs were as follows: stock price on the measurement date, volatility range from 46.9% to 50.6%, risk free rate range from 1.53% to 1.63%, the probability of a reset event (0% as of December 31, 2016) and the probability of the debenture remaining outstanding through the maturity date (75% as of December 31, 2016). This discount was being amortized over the five-year term of the June 2015 Debentures using the effective interest method. The embedded conversion feature contained an anti-dilution provision that allowed for downward exercise price adjustments in certain situations that met the criteria to be bifurcated as a derivative liability.

On July 21, 2014, the Company entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”) providing for the issuance of Senior Secured Convertible Debentures in the aggregate principal amount of $15,000, due, subject to the terms therein, in July 2019 (the “July 2014 Debentures”), and warrants (the “July 2014 Series A Warrants”) to purchase up to an aggregate of 1,239,769 shares of common stock, $0.001 par value per share, at an exercise price of $12.25 per share expiring in July 2019. The July 2014 Debentures were bearing interest at an annual rate of 4%, payable quarterly or upon conversion into shares of common stock. The Debentures were convertible at any time into an aggregate of 1,169,595 shares of common stock at an initial conversion price of $12.825 per share. The Company’s obligations under the July 2014 Debentures was secured by a first priority lien on all the Company’s intellectual property pursuant to the terms of a security agreement (“Security Agreement”) dated July 21, 2014, among the Company and the Investors. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company was obligated to file a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, see Note 13, Warrants, and upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, the Company filed a registration statement on August 19, 2014, which was declared effective by the Commission on October 20, 2014. (File No. 333-198249).

For financial reporting purposes, out of the $15,000 funded by the Investors on July 21, 2014, $5,296 was allocated first to the Warrants issued, then $4,565 to the intrinsic value of the beneficial conversion feature on the July 2014 Debentures. The balance was further reduced by the fair value of warrants issued to the placement agent for services rendered of $491, resulting in an initial carrying value of the Debentures of $4,648. The initial debt discount on the July 2014 Debentures totaled $10,352 and was being amortized using the effective interest method over the five-year term of the July 2014 Debentures.

During the year ended December 31, 2017, the investors converted debentures amounting to $262 into 70,000 shares of common stock for the June 2015 Debentures.

In 2017 as a condition of the new note facility, see Note 11, Long-term Debt, each of the June 2015 Debentures and the July 2014 Debentures collectively the “Debentures” were amended. The Debentures holders’ first priority lien was subordinated to the new term note facility. Additionally, as a condition of the term note facility, the maturity date of both Debentures was extended to June 30, 2021, and treated as a modification. On June 6, 2017, the Company entered into an Exchange agreement with the holders of its June 2015 Debentures and July 2014 Debentures, pursuant to which the holders agreed to exchange all such outstanding debentures for shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders’ meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017, and $40,465 principal was exchanged for 40,482 shares of Series C Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt. Upon closing the Company recorded a loss on extinguishment of the debentures in the amount of $20,160 which was calculated based on the difference between the fair value of the Series C Preferred Stock and the net carrying amount of the debentures and the embedded conversion feature derivative.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock has the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into 372 shares of common stock (at a conversion price equal to $2.69) for a total of approximately 15,049,000 shares of common stock.

The total outstanding debentures were exchanged for convertible Series C Convertible Preferred stock on September 20, 2017, thus there was no remaining outstanding balance as of December 31, 2017.

Total interest expense related to these convertible debentures was $0 and $1,701 for the years ended December 31, 2018 and 2017, respectively. In addition, for the June 2015 Debentures the Company recorded a gain in the fair value of the embedded conversion feature derivative of $0 and $3,158 for years ended December 31, 2018 and 2017, respectively, and a loss on the extinguishment of the debentures of $20,160 in 2017.

Note 11
Long-term Debt:

	December 31, 2018	December 31, 2017

Term note, net of debt discount of $110 and $160, respectively; and deferred financing cost of $64 and $171, respectively	$7,397	$10,240
Less: current portion	(252)	(2,387)
Total long-term debt	$7,145	$7,853

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Credit Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility is December 1, 2020. The Company's obligations under the credit facility are secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one-month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase in the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due.

On March 26, 2018, the Company entered into a Third Amendment to the Credit Agreement with MidCap. For the period beginning on the closing date of the loan and ending on January 31, 2018, the gross revenue in accordance with U.S. GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule, as defined in the Credit Agreement. This amendment waived the event of default related to the revenue covenant for the period ending February 2018. This amendment also amended the monthly net revenue covenant.

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of the existing $10,571 credit facility established with MidCap in 2015. The terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal payments beginning December 2019 are $252 plus interest per month. The Company was in compliance with all

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers are effective through November 7, 2019. The effective interest rate was 9.6% and 9.48% as of December 31, 2018 and 2017, respectively.

These amendments have been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.

The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:

2019	$252
2020	3,028
2021	3,028
2022	1,263
$7,571

Note 12
Commitments and Contingencies:

Leases
The Company has non-cancelable operating lease agreements for real property and several operating leases for personal property. These arrangements expire at various dates through 2023. One building has a two year renewal option. Rent expense was $440 and $528 for the years ended December 31, 2018 and 2017, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2019	$361
2020	222
2021	228
2022	147
2023	-
Total	$958

For contingencies related to sales and use taxes, see Note 9.

Litigation
In the ordinary course of business, the Company is routinely a defendant in or party to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, the Company receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its activities.

Note 13
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company and warrants that have a “down round” provision in the warrant agreements (prior to the adoption of ASU 2017-11) as liabilities instead of equity. Currently there are 403,090 of such warrants with an exercise price of $3.75 per share and they expired on February 5, 2019 and April 30, 2019.

The Company recognizes these liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial and Black-Scholes methods. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017 is as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	December 31, 2018	December 31, 2017 (as restated)

Number of shares underlying the warrants	403,090	1,860,790
Stock price	$2.60	$1.23
Volatility	56.97%	48.60%-52.5%
Risk-free interest rate	2.63%	1.76%-1.91%
Expected dividend yield	0%	0%
Expected warrant life	0.12 – .35 years	1.12 – 2.49 years

The Company’s recurring level 3 fair value measurements at December 31, 2018 and 2017 are as follows:

	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$-	$-	$-	$-

	Fair Value as of December 31, 2017 (as restated)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (as restated)
Liabilities:
Warrant liability	$67	$-	$-	$67

Recurring level 3 Activity and Recalculation
The table below provides a reconciliation of the beginning and ending balance for the liability measured at fair value using significant unobservable inputs (Level 3). The Company adopted ASU 2017-11 on October 1, 2018, and reclassified the value of the warrants with down round provisions to equity on January 1, 2018. There were no gains or losses in fair value during the year ended December 31, 2018.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Issuance Date	December 31, 2016 (as restated)	Decrease in Fair Value (as restated)	December 31, 2017 (as restated)

October 31, 2013	$39	$(37)	$2
February 5, 2014	66	(65)	1
July 24, 2014	265	(246)	19
June 22, 2015	292	(247)	45
	$662	$(595)	$67

Number of Warrants Subject to Remeasurement:

	December 31, 2018	December 31, 2017 (as restated)

October 31, 2013	137,143	137,143
February 5, 2014	265,947	265,947
July 24, 2014	-	857,700
June 22, 2015	-	600,000
Total	403,090	1,860,790

Note 14
Stockholders’ Equity:

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock. There were 9,968 and 36,182 shares of Series C Convertible Preferred Stock issued and outstanding on December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, investors converted shares of Series C Preferred Stock into 9,744,916 and 1,598,346 shares of common stock, respectively. In 2017 all Series B Convertible Preferred Stock was converted into 467,836 shares of common stock. There were no shares of Series B Convertible Preferred Stock outstanding as of December 31, 2018 and 2017, respectively.

Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 29,943,086 and 4,304,425 shares of common stock issued and outstanding at December 31, 2018 and 2017, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Outstanding common stock warrants at December 31, 2018 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price

October 31, 2013*	April 30, 2019	137,143	$3.75
February 5, 2014*	February 5, 2019	265,947	$3.75
July 24, 2014	July 24, 2019	1,239,769	$3.75 - $ 12.25
June 22, 2015	June 22, 2020	600,000	$3.75
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		2,392,760

*These warrants are classified as liabilities (See Note 13, Warrants).

Note 15
Stock-based compensation:

Stock Options
On October 27, 2016, the Company’s stockholders approved the Company’s adoption of the new 2016 Omnibus Incentive Stock Plan (“2016 Plan”) having 2,058,880 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. On May 29, 2018, the Company’s stockholders approved the Company’s amendment to the 2016 Plan to increase the number of the Company’s common stock available for grants under the plan by 3,134,365. As of December 31, 2018, the aggregate number of shares of common stock remaining available for issuance for awards under the 2016 Plan totaled 1,142,210.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2018 and 2017 follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	900,139	$5.11
Granted	101,250	1.46
Exercised	-	-
Expired/forfeited	(135,667)	4.78
Outstanding at December 31, 2017	865,722	4.74
Granted	3,770,877	1.48
Exercised	-	-
Expired/forfeited	(293,834)	2.80
Outstanding at December 31, 2018	4,342,765	$2.02
Exercisable at December 31, 2018	948,297	$3.78
Options expected to vest at December 31, 2018	3,394,468	$1.53

The outstanding options at December 31, 2018, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$1.11 - $5.00	3,983,127	9.06	$1.52	588,758	$1.49
$5.01 - $10.00	350,000	3.25	6.21	350,000	6.21
$10.01 - $181.00	9,638	2.93	56.65	9,538	56.35
Total	4,342,765	8.58	$2.02	948,296	$3.78

The weighted average remaining contractual life of exercisable options was 5.80 years and 7.84 years at December 31, 2018 and 2017, respectively.

The share price as of December 31, 2018, was $2.60 and the aggregate intrinsic value for options outstanding and exercisable was $4,355 and $694, respectively. The share price for December 31, 2017, was $1.23 and the intrinsic value for options outstanding and exercisable was $0.

Stock awards under the Company’s stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly (see below for specific vesting conditions).There were no performance based options granted in 2018 or 2017. Options under the plans expire up to a maximum of ten years from the date of grant. The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.56-2.89%	1.98 – 2.17%
Volatility	52%-55%	46%-48%
Expected dividend yield	0%	0%
Expected life	6.0 years	5.5 years
Estimated forfeiture rate	0%	0%

The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Volatility is based on comparable companies’ historical stock prices matching the expected term of the award. The risk-free rate is based on rates provided by the U.S. Treasury with a term equal to the expected life of the option. The Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

On May 10, 2017, the Company granted 11,250 options to purchase common stock to a new board director with a strike price of $2.78. The options vested during 2017 and expire ten years from the date of grant. The aggregate fair value of the options granted was $14.

On December 1, 2017, The Company granted an aggregate of 90,000 options to purchase common stock to the board directors with a strike price of $1.29. The options vest over a one year period and expire ten years from the date of grant. The aggregate fair value of the options granted was $54.

On March 30, 2018, the Company issued options to purchase 1,557,628 shares of common stock to its then Interim, now current Chief Executive Officer with a strike price of $1.12 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $950.

On May 23, 2018, the Company issued options to purchase 1,413,249 shares of common stock to its Chief Executive Officer with a strike price of $1.66 per share. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $1,273.

There were additional grants made to management during the quarter ended June 30, 2018, totaling 800,000 at strike prices ranging from $1.66 to $1.93. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $801.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The following table summarizes the Company’s unvested stock option activity:

	Options	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2017	322,817	$0.65
Granted	3,770,877	0.80
Vested	(488,407)	0.63
Forfeited/expired	(210,819)	0.51
Unvested balance at December 31, 2018	3,394,468	$0.82

Restricted Stock Units
In connection with the closing of the Financing, there were changes to the board of directors and the Company issued initial grants to new members as well as grants to all members as compensation. In total, the Company granted 140,097 restricted stock units to the board members at a fair value of $2.07. The restricted stock units vest quarterly over twelve months and expire ten years from the date of grant. The aggregate fair value of the restricted stock units granted was $290. Restricted stock units issued to the Chairman were cancelled in January 2019.

Stock-based compensation expense, which is included in general and administrative expense, for the years ended December 31, 2018 and 2017, was $904 and $186, respectively. As of December 31, 2018, there was $2,520 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.25 years.

Note 16
Income Taxes:

	Years Ended December 31,
	2018	2017
Current:
Federal	$-	$64
State	39	11
	39	75
Deferred:
Federal	(282)	(24)
State	(21)	78
	(303)	54

Income tax (benefit) expense	$(264)	$129

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate to pretax loss from continuing operations is summarized below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	For the Years Ended December 31,
	2018	2017 (as restated)

Computed expected tax benefit	$(902)	$(7,271)
State tax expense (benefit), net of federal effect	688	(1,112)
Warrant value fluctuation	43	(202)
Tax Cuts and Jobs Act impact	-	23,933
Cancellation of debt	-	1,089
Other	79	125
Net decrease in valuation allowance	(172)	(16,433)
Provision for income taxes	$(264)	$129

The computed expected tax benefit was calculated using the U.S. federal income tax rates of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017 (as restated)

Deferred tax assets/(liabilities):
Net operating loss carryforward	$42,283	$40,723
Intangible assets	3,340	4,595
Inventory	50	66
Reserves & accrued expenses	884	571
Property & equipment	(64)	130
Non-cash compensation	620	793
Goodwill	(518)	(414)
Total net deferred tax assets	46,595	46,464
Less: valuation allowance	(46,706)	(46,878)
Net deferred tax assets/(liabilities)	$(111)	$(414)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more-likely-than not that the Company will realize the benefits of these deferred tax assets and, accordingly, nearly a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2018 and 2017. The Company’s valuation allowance against its deferred tax assets decreased by $172 and $16,433 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company has federal net operating loss carryforwards of approximately $187,229 and $181,033, respectively, to offset future taxable income expiring beginning in 2019 through 2037. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The February 2014, July 2014, June 2015 and May 2018 equity raises by the Company, will limit the annual use of these net operating loss carryforwards. Although the Company has not performed a Section 382 study, any limitation of its pre-change net operating loss carryforwards that would result in a reduction of its deferred tax asset would also have an equal and offsetting adjustment to the valuation allowance.

FASB ASC 740 “Income Taxes” contains guidance with respect to uncertain tax positions which applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is, greater than 50%, likely of being realized upon ultimate finalization with the taxing authority.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The Company does not have any uncertain income tax positions or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still under open status from 2015 to present. All open years may be examined to the extent that net operating loss carryforward are used in future periods.

During 2017 the Company recognized the impact of the Tax Act related to the revaluation of deferred tax assets and liabilities from 34% to 21% in the amount of $23.9 million tax expense, which was primarily offset by a reduction in the valuation allowance.

Note 17
Business Segments:

The Company organized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Dermatology Imaging segment generated revenues from the sale and usage of imaging devices. The Company had announced that it would no longer support the imaging devices effective September 30, 2017, thus there will be minimal continuing revenues for this segment. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net, is also not allocated to the operating segments.

The following tables reflect results of operations from our business segments for the periods indicated below:

Year Ended December 31, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Dermatology Imaging	TOTAL
Revenues	$21,053	$8,802	$-	$29,855
Costs of revenues	7,378	5,357	-	12,735
Gross profit	13,675	3,445	-	17,120
Gross profit %	65.0%	39.1%	-%	57.3%

Allocated operating expenses:
Engineering and product development	855	210	-	1,065
Selling and marketing expenses	9,249	1,375	-	10,624

Unallocated operating expenses	-	-	-	8,786
	10,104	1,585	-	20,475
Income (loss) from operations	3,571	1, 860	-	(3,355)

Interest expense, net	-	-	-	(1,142)

Other income, net	-	-	-	200

Income (loss) before income taxes	$3,571	$1,860	$-	$(4,297)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Year Ended December 31, 2017

	Dermatology Recurring Procedures (as restated)	Dermatology Procedures Equipment (as restated)	Dermatology Imaging	TOTAL (as restated)
Revenues	$22,954	$8,792	$17	$31,763
Costs of revenues	8,337	4,436	225	12,998
Gross profit	14,617	4,356	(208)	18,765
Gross profit %	63.7%	49.5%	-1223.5%	59.1%

Allocated operating expenses:
Engineering and product development	1,431	279	1	1,711
Selling and marketing expenses	9,477	1,772	-	11,249

Unallocated operating expenses	-	-	-	7,604
	10,908	2,051	1	20,564
Income (loss) from operations	3,709	2,305	(209)	(1,799)

Interest expense, net	-	-	-	(3,196)
Change in fair value of warrant liability	-	-	-	595
Change in fair value of embedded conversion feature				3,158
Other income, net	-	-	-	17
Loss on extinguishment of debentures	-	-	-	(20,160)

Income (loss) before income taxes	$3,709	$2,305	$(209)	$(21,385)

As of December 31, 2018 and 2017, total assets by reportable segment were as follows:
	December 31,
Assets:	2018	2017 (as restated)
Dermatology Recurring Procedures	$26,789	$30,174
Dermatology Procedures Equipment	3,476	4,451
Other unallocated assets	17,242	4,506
Consolidated total	$47,507	$39,131

Substantially all long-lived assets were located in domestic markets for both of the years ended December 31, 2018 and 2017.

Note 18
Related Parties:

On March 30, 2018, in connection with the Financing, the Company entered into the Broadfin SPA and the Sabby SPA, each for approximately $1,000 with our then current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into a Subscription Agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share. (See Note 1 for more information on the Financing).

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

On June 22, 2015, the Company entered into a securities purchase agreement with the Purchasers, including certain funds managed by Sabby and Broadfin (existing Company shareholders), in connection with a private placement. The Purchasers were issued Warrants to purchase an aggregate of 0.6 million shares of common stock, having an exercise price of $3.75 per share. We also issued $32.5 million aggregate principal amount of Debentures that, subject to certain ownership limitations and stockholder approval conditions, were convertible into 8,666,668 shares of common stock at an initial conversion price of $3.75 per share. The June 2015 Debentures were bearing interest at the rate of 2.25% per year, and, unless previously converted, were to mature on the five-year anniversary of the date of issuance. Refer to Note 10 for information on the interest expense relating to the June 2015 Debentures. On September 30, 2015, the Company repriced outstanding Warrants held by certain investors to reduce the exercise price to $3.75 per share.

On June 6, 2017, the Company entered into an Exchange agreement with the holders of its June 2015 Debentures due and July 2014 Debentures, pursuant to which the holders have agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017, and $40,465 of principal was exchanged for 40,482 shares of Series C Convertible Preferred Stock. In accordance with ASC Topic 470, Debt, the aforementioned exchange was treated as an extinguishment of debt.

In 2017 the Company had consulting contracts with two of its directors. The directors were paid $10 per month for their services to provide strategic support, advice and guidance to the Company and its management team in connection with the integration and operation of the expanded business, investor relations and internal and external business development activities. The agreements expired per their terms on June 30, 2017 and December 31, 2017, and no extensions or renewals of the agreements were entered into. The Company expensed $180 related to the agreements for the year ended December 31, 2017.

During 2017 the Company had an agreement with a software development company where this software company provided services without charge. A former director of the Company was CEO of this software company. The Company no longer uses the service.

During 2018 and 2017 the Company had an agreement with the son of a former Board Member for direct to consumer advertising. The Company incurred $13 and $30 of expense, for the years ended December 31, 2018 and 2017, and no longer uses the service.

Note 19
Significant Customer Concentration:

For the year ended December 31, 2018, revenues from sales to the Company’s international master distributor (GlobalMed) were $6,553, or 21.9%, of total revenues for such period. At December 31, 2018, the accounts receivable balance from GlobalMed was $404, or 11.9%, of total net accounts receivable. For the year ended December 31, 2017, restated revenues from sales to the Company’s international master distributor were $5,264, or 16.6% of total revenues for such year as restated. At December 31, 2017, the accounts receivable balance from GlobalMed was $475, or 15.1%, of total net accounts receivable. No other customer represented more than 10% of total company revenues or total accounts receivable for the years ended December 31, 2018 and 2017.

Note 20
Employee 401(k) Savings Plan:

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on percentage of the employee’s contribution. For the years ended December 31, 2018 and 2017, the Company’s contributions to the plan were $35 and $34, respectively. On January 1, 2019, the Company elected a safe harbor match.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 21
Subsequent Events:

Series C Convertible Preferred Stock Conversion
During January 2019, investors converted shares of Series C Convertible Preferred Stock into 1,148,698 shares of common stock. During June 2019, investors converted shares of Series C Convertible Preferred Stock into 1,775,093 shares of common stock.

Expiration of Warrants
In February 2019, 265,947 warrants with an exercise price of $3.75 expired.
In April 2019, 137,143 warrants with an exercise price of $3.75 expired.
In July 2019, 1, 239,769 warrants with an exercise prices ranging from $3.75 to $12.25 expired.

Exercise of Options and Cancelled Restricted Stock Units
In February 2019, 30,000 stock options, with exercise prices ranging from $1.29 to $2.75, were net exercised and the Company issued 9,596 shares of common stock.

In March 2019, 30,000 stock options, with exercise prices ranging from $1.29 to $2.75, were net exercised and the Company issued 19,228 shares of common stock.

In May 2019, 15,000 stock options, with an exercise price of $1.29, were net exercised and the Company issued 7,586 shares of common stock.

In addition, in January of 2019 Restricted Stock Units issued to the Company’s Chairman were cancelled.

Lease Agreement
On May 1, 2019, the Company entered into the Fifth Amendment to the Carlsbad lease. The term of the lease commences on October 1, 2019, and expires on September 30, 2024. The Company’s Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.

Note 22
Quarterly Financial Information (unaudited) (as restated):

Previously Issued Quarterly 2017 Financial Information.

The Company has restated the accompanying unaudited condensed consolidated quarterly financial information in accordance with the requirements of the Securities and Exchange Commission and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated quarterly financial information include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows. The condensed consolidated quarterly financial information should be read in conjunction with the consolidated financial statements and notes included in this Form 10-K as well as previously filed Quarterly Reports on Form 10-Q relating to accounts and disclosures not subject to these restatements.

During the audit of the Company’s 2018 financial statements and subsequent to the issuance of the condensed consolidated financial statements included in Form 10-Q as of March 31, June 30, and September 30, 2017, and for the three, six and nine-month periods then ended, the Company identified errors related to the following:

•          a non-cash embedded conversion feature arising from debentures issued in June 2015 (which converted into Series C Preferred Stock in September 2017) which should have been accounted for as an embedded derivative;

•         non-cash derivative accounting for warrants issued, and other warrants modified, in June 2015 which should have been accounted for as derivative liabilities due to a down round provision in the warrant agreements and corrected the method of calculating the volatility to properly reflect the impact on the valuation of the derivative;

•          accrual of additional liabilities related to sales and use tax;

•          adjustment to deferred revenue to correct assumptions from the sale of access codes on the estimated usage period of the agreed upon number of treatments; and

•          other adjustments relating to the presentation of sales discounts.

 The impact of these changes for those above mentioned periods are below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Quarterly Condensed Consolidated Balance Sheet	2017		Restatement Adjustments as of March 31, 2017					2017
	Balance as of March 31 as reported	Effect of restatement January 1	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Balance as of March 31 as restated
Assets
Current assets:
Cash and cash equivalents	$3,763	$-	$-	$-	$-	$-	$-	$3,763
Accounts receivable, net	3,288							3,288
Inventories	2,670							2,670
Prepaid expenses and other current assets	804							804
Total current assets	10,525							10,525

Property and equipment, net	9,975							9,975
Intangible assets, net	13,858							13,858
Goodwill	8,803							8,803
Other assets	46							46
Total assets	$43,207	$-	$-	$-	$-	$-	$-	$43,207

Liabilities and stockholders’ equity
Current liabilities:
Note payable	$239	$-	$-	$-	$-	$-	$-	$239
Current portion of long-term debt	2,571							2,571
Accounts payable	2,206							2,206
Other accrued liabilities	2,214	917	135					3,266
Deferred revenues	334	1,995					(197)	2,132
Total current liabilities	7,564	2,912	135	-	-	-	(197)	10,414

Long-term debt, net	8,948							8,948
Senior secured convertible debentures, net	12,695	(6,945)			(476)			5,274
Derivative liability senior secured convertible debentures	-	3,158			1,738			4,896
Deferred tax liability	419							419
Warrant liability	237	557		539				1,333
Other liabilities	752							752

Total liabilities	30,615	(318)	135	539	1,262	-	(197)	32,036

Stockholders’ equity:
Preferred stock Convertible Preferred Stock	1							1
Common stock	2							2
Additional paid-in capital	225,397	(27,814)						197,583
Accumulated deficit	(212,810)	28,132	(135)	(539)	(1,262)		197	(186,417)
Accumulated other comprehensive income	2							2
Total stockholders’ equity	12,592	318	(135)	(539)	(1,262)	-	197	11,171

Total liabilities and stockholders’ equity	$43,207	$-	$-	$-	$-	$-	$-	$43,207

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Quarterly Condensed Consolidated Statement of Operations	2017	Restatement Adjustments for the Three Months Ended March 31, 2017						2017
	Three months ended March 31 as reported	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other Adjustments	Three months ended March 31 as restated
Revenues, net	$7,097	$-	$-	$-	$-	$197	$(25)	$7,269

Cost of revenues	2,733							2,733

Gross profit	4,364	-	-	-	-	197	(25)	4,536

Operating expenses:
Engineering and product development	475							475
Selling and marketing	2,975							2,975
General and administrative	1,601	135					(25)	1,711
	5,051	135	-	-	-	-	(25)	5,161

Loss from operations	(687)	(135)	-	-	-	197	-	(625)

Other expense, net:
Interest expense, net	(1,346)			476				(870)
Change in fair value of warrant liability	(132)		(539)					(671)
Change in fair value of embedded conversion feature	-			(1,738)				(1,738)
Loss on extinguishment of debentures	-							-
Other expense, net	-		-					-
	(1,478)	-	(539)	(1,262)	-	-	-	(3,279)

Loss before income taxes	(2,165)	(135)	(539)	(1,262)	-	197	-	(3,904)
Income tax expense	(70)							(70)
Net loss	$(2,235)	$(135)	$(539)	$(1,262)	$-	$197	$-	$(3,974)
Loss attributable to common shares	$(2,235)							$(3,974)

Loss per common share
Basic	$(1.03)							$(1.83)
Diluted	$(1.03)							$(1.83)
Shares used in computing loss per common share
Basic	2,176,731							2,176,731
Diluted	2,176,731							2,176,731

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Quarterly Condensed Consolidated Balance Sheet	2017		Restatement Adjustments as of June 30, 2017					2017
	Balance as of June 30 as reported	Effect of restatement April 1	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Balance as of June 30 as restated
Assets
Current assets:
Cash and cash equivalents	$3,938	$-	$-	$-	$-	$-	$-	$3,938
Accounts receivable, net	3,560							3,560
Inventories	3,487							3,487
Prepaid expenses and other current assets	373							373
Total current assets	11,358					-		11,358

Property and equipment, net	9,396							9,396
Intangible assets, net	13,298							13,298
Goodwill	8,803							8,803
Other assets	47							47
Total assets	$42,902	$-	$-	$-	$-	$-	$-	$42,902

Liabilities and stockholders’ equity
Current liabilities:
Note payable	$137	$-	$-	$-	$-	$-	$-	$137
Current portion of long-term debt	3,429							3,429
Accounts payable	2,301							2,301
Other accrued liabilities	2,160	1,052	147					3,359
Deferred revenues	413	1,798					(1)	2,210
Total current liabilities	8,440	2,850	147	-	-	-	(1)	11,436

Long-term debt, net	8,150	-						8,150
Senior secured convertible debentures, net	13,386	(7,421)			(378)			5,587
Derivative liability senior secured convertible debentures	-	4,896			(2,903)			1,993
Deferred tax liability	479	-						479
Warrant liability	109	1,096		(529)				676
Other liabilities	724							724

Total liabilities	31,288	1,421	147	(529)	(3,281)	-	(1)	29,045

Stockholders’ equity:
Preferred stock Convertible Preferred Stock	-							-
Common stock	3							3
Additional paid-in capital	225,624	(27,814)						197,810
Accumulated deficit	(214,015)	26,393	(147)	529	3,281		1	(183,958)
Accumulated other comprehensive income	2							2
Total stockholders’ equity	11,614	(1,421)	(147)	529	3,281	-	1	13,857

Total liabilities and stockholders’ equity	$42,902	$-	$-	$-	$-	$-	$-	$42,902

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
Quarterly Condensed Consolidated Statement of Operations	2017	Restatement Adjustments for the Three Months Ended June 30, 2017						2017
	Three months ended June 30 as reported	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other Adjustments	Three months ended June 30 as restated
Revenues, net	$8,471	$-	$-	$-	$-	$1	$(27)	$8,445

Cost of revenues	3,173							3,173

Gross profit	5,298	-	-	-	-	1	(27)	5,272

Operating expenses:
Engineering and product development	423							423
Selling and marketing	2,846							2,846
General and administrative	1,720	147				-	(27)	1,840
	4,989	147	-	-	-	-	(27)	5,109

Income (loss) from operations	309	(147)	-	-	-	1	-	163

Other income (expense), net:
Interest expense, net	(1,575)			378				(1,197)
Change in fair value of warrant liability	128		529					657
Change in fair value of embedded conversion feature				2,903				2,903
Income (loss) on extinguishment of debentures	-							-
Other income, net	6		-					6
	(1,441)	-	529	3,281	-	-	-	2,369

Income (loss) before income taxes	(1,132)	(147)	529	3,281	-	1	-	2,532
Income tax expense	(73)							(73)
Net income (loss)	$(1,205)	$(147)	$529	$3,281	$-	$1	$-	$2,459
Income (loss) attributable to common shares	$(1,205)							$2,459

Earnings (loss) per common share
Basic	$(0.52)							$0.90
Diluted	$(0.52)							$(0.01)
Shares used in computing earnings (loss) per common share
Basic	2,327,041							2,730,131
Diluted	2,327,041							12,301,279

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
	2017	Restatement Adjustments for the Six Months Ended June 30, 2017						2017
Quarterly Condensed Consolidated Statement of Operations	Six months ended June 30 as reported	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other Adjustments	Six months ended June 30 as restated
Revenues, net	$15,568	$-	$-	$-	$-	$198	$(52)	$15,714

Cost of revenues	5,906							5,906

Gross profit	9,662	-	-	-	-	198	(52)	9,808

Operating expenses:
Engineering and product development	898							898
Selling and marketing	5,821							5,821
General and administrative	3,321	282					(52)	3,551
	10,040	282	-	-	-	-	(52)	10,270

Loss from operations	(378)	(282)	-	-	-	198	-	(462)

Other (expense) income, net:
Interest expense, net	(2,921)			854				(2,067)
Change in fair value of warrant liability	(4)		(10)					(14)
Change in fair value of embedded conversion feature				1,165				1,165
Loss on extinguishment of debentures	-							-
Other income, net	6		-					6
	(2,919)	-	(10)	2,019	-	-	-	(910)

Loss before income taxes	(3,297)	(282)	(10)	2,019	-	198	-	(1,372)
Income tax expense	(143)							(143)
Net loss	$(3,440)	$(282)	$(10)	$2,019	$-	$198	-	(1,515)
Loss attributable to common shares	$(3,440)							$(1,515)

Loss per common share
Basic	$(1.53)							$(0.67)
Diluted	$(1.53)							$(0.67)
Shares used in computing loss per common share
Basic	2,252,301							2,252,301
Diluted	2,252,301							2,252,301

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
Quarterly Condensed Consolidated Balance Sheet	2017		Restatement Adjustments as of September 30, 2017					2017
	Balance as of September 30 as reported	Effect of restatement July 1	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Balance as of September 30 as restated
Assets
Current assets:
Cash and cash equivalents	$3,127	$-	$-	$-	$-	$-	$-	$3,127
Accounts receivable, net	3,184							3,184
Inventories	3,533							3,533
Prepaid expenses and other current assets	209							209
Total current assets	10,053					-		10,053

Property and equipment, net	8,658							8,658
Intangible assets, net	12,302							12,302
Goodwill	8,803							8,803
Other assets	48							48
Total assets	$39,864	$-	$-	$-	$-	$-	$-	$39,864

Liabilities and stockholders’ equity
Current liabilities:
Note payable	$34	$-	$-	$-	$-	$-	$-	$34
Current portion of long-term debt	1,936							1,936
Accounts payable	1,907							1,907
Other accrued liabilities	1,899	1,199	135					3,233
Deferred revenues	350	1,797					(195)	1,952
Total current liabilities	6,126	2,996	135			-	(195)	9,062

Long-term debt, net	8,842	-						8,842
Senior secured convertible debentures, net	-	(7,799)			7,799			-
Derivative liability senior secured convertible debentures	-	1,993			(1,993)			-
Deferred tax liability	539	-						539
Warrant liability	28	567		(340)				255
Other liabilities	412							412

Total liabilities	15,947	(2,243)	135	(340)	5,806	-	(195)	19,110

Stockholders’ equity:
Preferred stock Convertible Preferred Stock	4	-						4
Common stock	3	-						3
Additional paid-in capital	251,594	(27,814)						223,780
Accumulated deficit	(227,686)	30,057	(135)	340	(5,806)	-	195	(203,035)
Accumulated other comprehensive income	2	-						2
Total stockholders’ equity	23,917	2,243	(135)	340	(5,806)	-	195	20,754

Total liabilities and stockholders’ equity	$39,864	$-	$-	$-	$-	$-	$-	$39,864

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2017	Restatement Adjustments for Three Months Ended September 30, 2017						2017
Quarterly Condensed Consolidated Statement of Operations	Three months ended September 30 as reported	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other A djustments	Three months ended September 30 as restated
Revenues, net	$7,285	$-	$-	$-	$-	$195	$(24)	$7,456

Cost of revenues	3,276							3,276

Gross profit	4,009	-	-	-	-	195	(24)	4,180

Operating expenses:
Engineering and product development	411							411
Selling and marketing	2,492							2,492
General and administrative	1,678	135					(24)	1,789
	4,581	135	-	-	-	-	(24)	4,692

Loss from operations	(572)	(135)				195		(512)

Other (expense) income, net:
Interest expense, net	(1,343)			562				(781)
Change in fair value of warrant liability	81		340					421
Change in fair value of embedded conversion feature				1,993				1,993
Loss on extinguishment of debentures	(11,799)			(8,361)				(20,160)
Other (expense) income, net	-							-
	(13,061)	-	340	(5,806)	-	-	-	(18,527)

Loss before income taxes	(13,633)	(135)	340	(5,806)	-	195	-	(19,039)
Income tax expense	(38)							(38)
Net loss	$(13,671)	$(135)	$340	$(5,806)	$-	$195	$-	$(19,077)
Loss attributable to common shares	$(8,235)							$(11,492)
Loss attributable to Preferred Series C shares	$(5,436)							$(7,585)

Loss per common share
Basic	$(3.32)							$(4.64)
Diluted	$(3.32)							$(4.64)
Shares used in computing loss per common share
Basic	2,477,743							2,477,743
Diluted	2,477,743							2,477,743

Loss per Preferred Series C share - basic and diluted	$(1,235.43)							$(1,723.84)

Shares used in computing loss per basic and diluted Preferred Series C shares	4,400							4,400

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2017	Restatement Adjustments for the Nine Months Ended September 30, 2017						2017
Quarterly Condensed Consolidated Statement of Operations	Nine months ended September 30 as reported	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Other Adjustments	Nine months ended September 30 as restated
Revenues, net	$22,852	$-	$-	$-	$-	$393	$(76)	$23,169

Cost of revenues	9,182							9,182

Gross profit	13,670	-	-	-	-	393	(76)	13,987

Operating expenses:
Engineering and product development	1,309							1,309
Selling and marketing	8,312							8,312
General and administrative	4,999	417	-				(76)	5,340
	14,620	417	-	-	-	-	(76)	14,961

Loss from operations	(950)	(417)	-	-	-	393	-	(974)

Other (expense) income, net:
Interest expense, net	(4,264)			1,416				(2,848)
Change in fair value of warrant liability	77		330					407
Change in fair value of embedded conversion feature				3,158				3,158
Loss on extinguishment of debentures	(11,799)			(8,361)				(20,160)
Other (expense) income, net	6		-	-				6
	(15,980)	-	330	(3,787)	-	-	-	(19,437)

Loss before income taxes	(16,930)	(417)	330	(3,787)	-	393	-	(20,411)
Income tax expense	(181)							(181)
Net loss	$(17,111)	$(417)	$330	$(3,787)	$-	$393	$-	$(20,592)
Loss attributable to common shares	$(13,835)							$(16,650)
Loss attributable to Preferred Series C shares	$(3,276)							$(3,942)

Loss per common share
Basic	$(5.94)							$(7.15)
Diluted	$(5.94)							$(7.15)
Shares used in computing loss per common share
Basic	2,328,274							2,328,274
Diluted	2,328,274							2,328,274

Loss per Preferred Series C share - basic and diluted	$(2,208.96)							$(2,658.44)

Shares used in computing loss per basic and diluted Preferred Series C shares	1,483							1,483

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Condensed Consolidated Statements of Cash Flows:	For the 2017, Three, Six and Nine Months Ended (as restated)
	March 31	June 30	September 30
Cash Flows From Operating Activities:
Net loss	$(3,974)	$(1,515)	$(20,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,543	3,209	4,811
Provision for doubtful accounts	-	22	58
Gain on cancellation of distributor rights agreement	-	-	(40)
Impairment of intangible assets	-	-	23
Stock-based compensation	52	73	136
Deferred taxes	60	120	180
Loss on extinguishment of debentures	-	-	20,160
Amortization of debt discount	247	764	928
Amortization of deferred financing costs	54	115	171
Change in fair value of warrant liability	671	14	(407)
Change in fair value of embedded conversion feature	1,738	(1,165)	(3,158)
Changes in operating assets and liabilities:
Accounts receivable	102	(147)	130
Inventories	147	(670)	(716)
Prepaid expenses and other assets	(188)	243	406
Accounts payable	354	403	71
Other accrued liabilities	74	167	255
Other liabilities	36	84	108
Deferred revenues	(98)	(20)	(278)
Net cash provided by operating activities	818	1,697	2,246

Cash Flows From Investing Activities:
Lasers placed-in-service	(683)	(1,205)	(1,450)
Purchases of property and equipment	(200)	(206)	(321)
Payments on distributor rights liability	-	(75)	(115)
Net cash used in investing activities	(883)	(1,486)	(1,886)

Cash Flows From Financing Activities:
Repayments of long-term debt	-		(857)
Payments on notes payable	(100)	(201)	(304)
Net cash used in financing activities	(100)	(201)	(1,161)

Net (decrease) increase in cash and cash equivalents	(165)	10	(801)
Cash and cash equivalents, beginning of period	3,928	3,928	3,928

Cash and cash equivalents, end of period	$3,763	$3,938	$3,127

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

With respect to the Statements of Cash Flows there were no changes to as reported cash flows from investing and financing activities.

For the three months ended March 31, 2017 the impact on the cash flow provided by operating activities were as follows:
•	Other accrued liabilities increased by $135
•	Deferred revenues decreased $197
•	The amortization of debt discount decreased $476
•	The loss on the change in fair value of warrant liability increased $539
•	Change in fair value of embedded conversion feature decreased $1,738
•	There was an increase to the net loss of $1,739

For the six months ended June 30, 2017 the impact on the cash flow provided by operating activities were as follows:
•	Other accrued liabilities increased $282
•	Deferred revenues decreased $198
•	The amortization of debt discount decreased $854
•	The loss on the change in fair value of warrant liability increased $10
•	Change in fair value of embedded conversion feature increased $1,165
•	There was a decrease in the net loss of $1,925

For the nine months ended September 30, 2017 the impact on the cash flow provided by operating activities were as follows:
•	Other accrued liabilities increased $417
•	Deferred revenues decreased $393
•	The amortization of debt discount decreased $1,416
•	The gain on the change in fair value of warrant liability increased $330
•	Loss on extinguishment of debt increased $8,361
•	Change in fair value of embedded conversion feature increased $3,158
•	There was an increase in the net loss of $3,481

Previously Issued Quarterly 2018 Condensed Consolidated Financial Information.

The Company has restated the accompanying unaudited condensed consolidated quarterly financial information in accordance with the requirements of the Securities and Exchange Commission and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated quarterly financial information include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows. The condensed consolidated quarterly financial information should be read in conjunction with the consolidated financial statements and notes included in this Form 10-K as well as previously filed Quarterly Reports on Form 10-Q relating to accounts and disclosures not subject to these restatements.

During the audit of the Company’s 2018 financial statements and subsequent to the issuance of the condensed consolidated financial statements included in Form 10-Q for the periods ended March 31, June 30, and September 30, 2018 and for the three, six and nine-month periods then ended, the Company identified errors related to the following:

•
non-cash derivative accounting for warrants issued, and other warrants modified, in June 2015 which should have been accounted for as derivative liabilities due to a down round provision in the warrant agreements and corrected the method of calculating the volatility to properly reflect the impact on the valuation of the derivative;

•	accrual of additional liabilities related to sales and use tax;
•	adjustments to record the additional amortization as a result of adjustment to the intangible assets;
•	adjustment to deferred revenue to correct assumptions from the sale of access codes on the estimated usage period of the agreed upon number of treatments; and
•	other adjustments relating to the presentation of sales discounts.

The impact from these changes for those above mentioned periods are below:

Quarterly Condensed Consolidated Balance Sheet	2018	Restatement Adjustments as of March 31, 2018					2018
	Balance as of March 31 as reported	Effect of restatement January 1	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Balance as of March 31 as restated
Assets
Current assets:
Cash and cash equivalents	$3,417	$-	$-	$-	$-	$-	$3,417
Accounts receivable, net	2,491						2,491
Inventories	3,029						3,029
Prepaid expenses and other current assets	1,379						1,379
Total current assets	10,316	-	-	-	-	-	10,316

Property and equipment, net	6,916						6,916
Intangible assets, net	10,672	500			(50)		11,122
Goodwill	8,803						8,803
Other assets	48						48
Total assets	$36,755	$500	$-	$-	$(50)	$-	$37,205

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$252	$-	$-	$-	$-	$-	$252
Current portion of long-term debt	3,410						3,410
Accounts payable	2,658						2,658
Other accrued liabilities	2,216	1,221	104				3,541
Deferred revenues	440	1,580				(295)	1,725
Total current liabilities	8,976	2,801	104	-	-	(295)	11,586

Notes payable
Long-term debt, net	6,869						6,869
Deferred tax liability	454						454
Warrant liability	-	64		(40)			24
Other liabilities	649						649

Total liabilities	16,948	2,865	104	(40)	-	(295)	19,582

Stockholders’ equity:
Preferred stock - Series C Convertible Preferred stock	4						4
Common stock	4						4
Additional paid-in capital	251,662	(27,814)					223,848
Accumulated deficit	(231,863)	25,449	(104)	40	(50)	295	(206,233)
Accumulated other comprehensive income	-						-
Total stockholders’ equity	19,807	(2,365)	(104)	40	(50)	295	17,623

Total liabilities and stockholders’ equity	$36,755	$500	$-	$-	$(50)	$-	$37,205

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2018	Restatement Adjustments as of March 31, 2018					2018
Quarterly Condensed Consolidated Statement of Operations	Three months ended March 31 as reported	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Other Adjustments	Three months ended March 31 as restated
Revenues, net	$6,466	$-	$-	$-	$295	$(23)	$6,738

Cost of revenues	3,295			50			3,345

Gross profit	3,171	-	-	(50)	295	(23)	3,393

Operating expense:
Engineering and product development	338						338
Selling and marketing	2,871						2,871
General and administrative	1,803	104				(23)	1,884
	5,012	104	-	-	-	(23)	5,093

Loss from operations	(1,841)	(104)	-	(50)	295	-	(1,700)

Other (expenses) income, net:
Interest expense, net	(363)						(363)
Change in fair value of warrant liability	-		40				40
Other (expense) income, net	21						21
	(342)	-	40	-	-	-	(302)

Loss before income taxes	(2,183)	(104)	40	(50)	295	-	(2,002)
Income tax expense	(40)						(40)
Net loss	$(2,223)	$(104)	$40	$(50)	$295	$-	$(2,042)
Loss attributable to common shares	$(547)						$(504)
Loss attributable to Preferred Series C shares	$(1,676)						$(1,538)

Loss per common share
Basic	$(0.13)						$(0.12)
Diluted	$(0.13)						$(0.12)
Shares used in computing loss per common share
Basic	4,371,369						4,371,369
Diluted	4,371,369						4,371,369

Loss per Preferred Series C share - basic and diluted	$(46.54)						$(42.69)

Shares used in computing loss per basic and diluted Preferred Series C shares	36,002						36,002

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Quarterly Condensed Consolidated Balance Sheet	2018	Restatement Adjustments as of June 30, 2018					2018
	Balance as of June 30 as reported	Effect of restatement April 1, ‘18	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Balance as of June 30 as restated
Assets
Current assets:
Cash and cash equivalents	$14,445	$-	$-	$-	$-	$-	$14,445
Accounts receivable, net	2,574						2,574
Inventories	2,413						2,413
Prepaid expenses and other current assets	828						828
Total current assets	20,260	-	-	-	-	-	20,260

Property and equipment, net	6,271						6,271
Intangible assets, net	10,270	450			(50)		10,670
Goodwill	8,803						8,803
Other assets	48						48
Total assets	$45,652	$450	$-	$-	$(50)	$-	$46,052

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$51	$-	$-	$-	$-	$-	$51
Current portion of long-term debt	-						-
Accounts payable	1,477						1,477
Other accrued liabilities	2,330	1,325	99				3,754
Deferred revenues	393	1,285				124	1,802
Total current liabilities	4,251	2,610	99	-	-	124	7,084

Notes payable
Long-term debt, net	7,321						7,321
Deferred tax liability	493						493
Warrant liability	-	24		240			264
Other liabilities	287						287

Total liabilities	12,352	2,634	99	240	-	124	15,449

Stockholders’ equity:
Preferred Stock - Series C Convertible Preferred Stock	1						1
Common stock	30						30
Additional paid-in capital	266,487	(27,814)					238,673
Accumulated deficit	(233,218)	25,630	(99)	(240)	(50)	(124)	(208,101)
Accumulated other Comprehensive income	-						-
Total stockholders’ equity	33,300	(2,184)	(99)	(240)	(50)	(124)	30,603

Total liabilities and stockholders’ equity	$45,652	$450	$-	$-	$(50)	$-	$46,052

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2018	Restatement Adjustments for the three months ended June 30, 2018						2018
Quarterly Condensed Consolidated Statement of Operations	Three months ended June 30 as reported	Sales & Use Tax		Warrants	Intangible Impairment	Deferred Revenue	Other Adjustments	Three months ended June 30 as restated
Revenues, net	$7,533	$		$-	$-	$(124)	$(21)	$7,388

Cost of revenues	3,499				50			3,549

Gross profit	4,034		-	-	(50)	(124)	(21)	3,839

Operating expenses:
Engineering and product development	269							269
Selling and marketing	2,378							2,378
General and administrative	2,333		99				(21)	2,411
	4,980		99	-	-	-	(21)	5,058

Loss from operations	(946)		(99)	-	(50)	(124)	-	(1,219)

Other (expense) income, net:
Interest expense, net	(328)							(328)
Change in fair value of warrant liability	(23)			(240)				(263)
Other expense, net	(18)							(18)
	(369)		-	(240)	-	-	-	(609)

Loss before income taxes	(1,315)		(99)	(240)	(50)	(124)	-	(1,828)
Income tax expense	(40)							(40)
Net loss	$(1,355)		$(99)	$(240)	$(50)	$(124)	$-	$(1,868)
Loss attributable to common shares	$(797)							$(1,099)
Loss attributable to Preferred Series C shares	$(558)							$(769)

Loss per common share
Basic	$(0.06)							$(0.08)
Diluted	$(0.06)							$(0.08)
Shares used in computing loss per common share
Basic	13,734,384							13,734,384
Diluted	13,734,384							13,734,384

Loss per Preferred Series C share - basic and diluted	$(21.60)							$(29.77)

Shares used in computing loss per basic and diluted Preferred Series C shares	25,847							25,847

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2018	Restatement Adjustments for the Six Months Ended June 30, 2018					2018
Quarterly Condensed Consolidated Statement of Operations	Six months ended June 30 as reported	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Other Adjustments	Six months ended June 30 as restated
Revenues, net	$13,999	$-	$-	$-	$171	$(44)	$14,126

Cost of revenues	6,793	-	-	100	-	-	6,893

Gross profit	7,206	-	-	(100)	171	(44)	7,233

Operating expenses:
Engineering and product development	607	-	-	-	-	-	607
Selling and marketing	5,249	-	-	-	-	-	5,249
General and administrative	4,136	203	-	-	-	(44)	4,295
	9,992	203	-	-	-	(44)	10,151

Loss from operations	(2,786)	(203)	-	(100)	171	-	(2,918)

Other (expense) income , net:
Interest expense, net	(691)	-	-	-	-	-	(691)
Change in fair value of warrant liability	(22)	-	(200)	-	-		(222)
Other (expense) income , net	1	-	-	-	-		1
	(712)	-	(200)	-	-	-	(912)

Loss before income taxes	(3,498)	(203)	(200)	(100)	171	-	(3,830)
Income tax expense	(80)						(80)
Net loss	$(3,578)	$(203)	$(200)	$(100)	$171	$-	$(3,910)
Loss attributable to common shares	(1,580)						$(1,728)
Loss attributable to Preferred Series C shares	(1,998)						$(2,182)

Loss per common share
Basic	$(0.17)						$(0.19)
Diluted	$(0.17)						$(0.19)
Shares used in computing loss per common share
Basic	9,078,741						9,078,741
Diluted	9,078,741						9,078,741

Loss per Preferred Series C share - basic and diluted	$(64.69)						$(70.63)

Shares used in computing loss per basic and diluted Preferred Series C shares	30,897						30,897

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Quarterly Condensed Consolidated Balance Sheet	2018		Restatement Adjustments as of September 30, 2018					2018
	Balance as of September 30 as reported	Effect of restatement July 1	Sales & Use Tax	Warrants	Debentures	Intangible Impairment	Deferred Revenue	Balance as of September 30 as restated
Assets
Current assets:
Cash and cash equivalents	$15,888	$-	$-	$-	$-	$-	$-	$15,888
Accounts Receivable, net	2,728							2,728
Inventories	2,488							2,488
Prepaid expenses and other current assets	670							670
Total current assets	21,774	-	-	-	-	-	-	21,774

Property and Equipment, net	5,698							5,698
intangible assets, net	9,867	400				(50)		10,217
Goodwill	8,803							8,803
Other assets	48							48
Total assets	$46,190	$400	$-	$-	$-	$(50)	$-	$46,540

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,663	$-	$-	$-	$-	$-	$-	$1,663
Other accrued liabilities	2,697	1,424	128					4,249
Warrant liability	104	109		514				727
Deferred revenues	327	1,409					140	1,876
Total current liabilities	4,791	2,942	128	514			140	8,515

Long-term debt, net	7,362							7,362
Deferred tax liability	392							392
Warrant liability	-	155		460				615
Other liabilities	268							268
Total liabilities	12,813	3,097	128	974		-	140	17,152

Stockholders’ equity
Preferred stock -Series C Convertible Preferred stock	1							1
Common stock	30							30
Additional paid-in capital	266,854	(27,814)						239,040
Accumulated deficit	(233,508)	25,117	(128)	(974)		(50)	(140)	(209,683)
Total stockholders’ equity	33,377	(2,697)	(128)	(974)		(50)	(140)	29,388

Total liabilities and stockholders’ equity	$46,190	$400	$-	$-	$-	$(50)	$-	$46,540

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	2018	Restatement Adjustments for the Three Months Ended September 30, 2018					2018
Quarterly Condensed Consolidated Statement of Operations	Three months ended September 30 as reported	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Other Adjustments	Three months ended September 30 as restated
Revenues, net	$7,892	$-	$-	$-	$(140)	$(23)	$7,729

Cost of revenues	3,049			50			3,099

Gross profit	4,843	-	-	(50)	(140)	(23)	4,630

Operating expenses:
Engineering and product development	224						224
Selling and marketing	2,487						2,487
General and administrative	2,184	128				(23)	2,289
	4,895	128	-	-	-	(23)	5,000

Loss from operations	(52)	(128)		(50)	(140)	-	(370)

Other expense, net:
Interest expense, net	(239)						(239)
Change in fair value of warrant liability	(79)		(974)				(1,053)
Other expense, net	-						-
	(318)	-	(974)	-	-	-	(1,292)

Loss before income taxes	(370)	(128)	(974)	(50)	(140)	-	(1,662)
Income tax expense	80						80
Net loss	$(290)	$(128)	$(974)	$(50)	$(140)	$-	$(1,582)
Loss attributable to common shares	$(257)						$(1,404)
Loss attributable to Preferred Series C shares	$(33)						$(178)

Loss per common share
Basic	$(0.01)						$(0.05)
Diluted	$(0.01)						$(0.05)
Shares used in computing loss per common share
Basic	29,912,827						29,912,827
Diluted	29,912,827						29,912,827

Loss per Preferred Series C share - basic and diluted	$(3.23)						$(17.73)

Shares used in computing loss per basic and diluted Preferred Series C shares	10,049						10,049

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
	2018	Restatement Adjustments for the Nine Months Ended September 30, 2018					2018
Quarterly Condensed Consolidated Statement of Operations	Nine months ended September 30 as reported	Sales & Use Tax	Warrants	Intangible Impairment	Deferred Revenue	Other Adjustments	Nine months ended September 30 as restated
Revenues, net	$21,892	$-	$-	$-	$31	$(67)	$21,856

Cost of revenues	9,842	-	-	150	-	-	9,992

Gross profit	12,050	-	-	(150)	31	(67)	11,864

Operating expenses:
Engineering and product development	831	-	-	-	-	-	831
Selling and marketing	7,737	-	-	-	-	-	7,737
General and administrative	6,319	331	-	-	-	(67)	6,583
	14,887	331	-	-	-	(67)	15,151

Loss from operations	(2,837)	(331)	-	(150)	31	-	(3,287)

Other expense, net:
Interest expense, net	(930)	-	-	-	-	-	(930)
Change in fair value of warranty liability	(101)	-	(1,174)	-	-		(1,275)
Other income (expense), net	-	-	-	-	-		-
	(1,031)	-	(1,174)	-	-	-	(2,205)

Loss before income taxes	(3,868)	(331)	(1,174)	(150)	31		(5,492)
Income tax expense	-						-
Net loss	$(3,868)	$(331)	$(1,174)	$(150)	$31	$-	$(5,492)
Loss attributable to common shares	$(2,493)						$(3,542)
Loss attributable to Preferred Series C shares	$(1,375)						$(1,950)

Loss per common share
Basic	$(0.15)						$(0.22)
Diluted	$(0.15)						$(0.22)
Shares used in computing loss per common share
Basic	16,099,752						16,099,752
Diluted	16,099,752						16,099,752

Loss per Preferred Series C share - basic and diluted	$(57.58)						$(81.70)

Shares used in computing loss per basic and diluted Preferred Series C shares	23,872						23,872

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
Condensed Consolidated Statements of Cash Flows:	For the 2018, Three, Six and Nine Months Ended (as restated)
	March 31	June 30	September 30
Cash Flows From Operating Activities:
Net loss	$(2,042)	$(3,910)	$(5,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	2,841	4,143
Provision for doubtful accounts	-	(49)	53
Loss (gain) on cancellation of distributor rights agreement	226	(11)	(11)
Stock-based compensation	19	203	570
Deferred taxes	40	80	(22)
Loss on disposal of property and equipment and impairment of lasers placed in service	182	411	503
Amortization of debt discount	19	39	44
Amortization of deferred financing costs	20	42	79
Change in fair value of warrant liability	(40)	222	1,275
Changes in operating assets and liabilities:
Accounts receivable	650	710	361
Inventories	(20)	596	521
Prepaid expenses and other assets	(669)	(296)	(137)
Accounts payable	381	(895)	(614)
Other accrued liabilities	(16)	(3)	754
Other liabilities	227	255	(3)
Deferred revenues	(380)	(303)	(229)
Net cash provided by (used in) operating activities	60	(68)	1,795

Cash Flows From Investing Activities:
Lasers placed-in-service	(375)	(885)	(1,254)
Purchases of property and equipment	(6)	(6)	(6)
Payments on distributor rights liability	(24)	(23)	(23)
Net cash used in investing activities	(405)	(914)	(1,283)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	14,664	14,664
Offering costs	(202)	-	-
Repayments of long-term debt	-	(3,000)	(3,000)
Payments on notes payable	(105)	(306)	(357)
Net cash (used in) provided by financing activities	(307)	11,358	11,307

Net (decrease) increase in cash and cash equivalents	(652)	10,376	11,819
Cash and cash equivalents, beginning of period	4,069	4,069	4,069

Cash and cash equivalents, end of period	$3,417	$14,445	$15,888

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
With respect to the Statements of Cash Flows there were no changes to as reported  cash flows from investing and financing activities.

 For the three months ended March 31, 2018 the impact on the cash flow provided by operating activities were as follows:
•	Other accrued liabilities increased by $104
•	Deferred revenues decreased $295
•	The gain on the change in fair value of warrants increased $40
•	Depreciation and amortization increased $50
•	There was a decrease in the net loss of $181

For the six months ended June 30, 2018 the impact on the cash flow used in operating activities were as follows:
•	Other accrued liabilities increased $203
•	Deferred revenues decreased $171
•	The loss on the change in fair value of warrants increased $200
•	Depreciation and amortization increased $100
•	There was an increase in the net loss of $332

For the nine months ended September 30, 2018 the impact on the cash flow provided by operating activities were as follows:
•	Other accrued liabilities increased $331
•	Deferred revenues decreased $31
•	The loss on the change in fair value of warrants increased $1,174
•	Depreciation and amortization increased $150
•	There was an increase in the net loss of $1,624

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 23
Quarterly impact of adoption of ASU 2017-11 (unaudited):

The impact from adopting ASU 2017-11 on the Company’s unaudited condensed balance sheets and consolidated statements of operations and as of and for the periods ended March 31, June 30, and September 30, 2018 is as follows:

	For the Three Months Ended March 31, 2018
	As Restated	Balances Without the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$43	$1	$42
Balance Sheet
Fair value of warrant liability	$24	$1	$23

	For the Three Months Ended June 30, 2018
	As Restated	Balances Without the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$(263)	$(23)	$(240)
Balance Sheet
Fair value of warrant liability	$264	$-	$264

	For the Six Months Ended June 30, 2018
	As Restated	Balances Without the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$(220)	$(22)	$(198)
Balance Sheet
Fair value of warrant liability	$264	$-	$264

	For the Three Months Ended September 30, 2018
	As Restated	Balances Without the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$(1,053)	$(79)	$(974)
Balance Sheet
Fair value of warrant liability	$1,342	$104	$1,238

	For the Nine Months Ended September 30, 2018
	As Restated	Balances Without the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$(1,273)	$(101)	$(1,172)
Balance Sheet
Fair value of warrant liability	$1,342	$104	$1,238

With respect to the Statement of Cash Flows there were no changes to as reported total cash flows from operating, investing and financing activities.