Form 10-Q
period 2019-03-31
STRATA Skin Sciences, Inc.
filed 2019-11-08
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

◻          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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
Yes ◻  No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ◻  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer," “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ◻  No [X]

The number of shares outstanding of the issuer's common stock as of October 31, 2019 was 32,903,287 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,389	$16,487
Accounts receivable, net of allowance for doubtful accounts of $134 and $141, respectively	3,575	3,393
Inventories	3,121	2,794
Prepaid expenses and other current assets	430	536
Total current assets	23,515	23,210

Property and equipment, net	4,962	5,301
Operating lease right-of-use assets, net	755	-
Intangible assets, net	9,312	9,765
Goodwill	8,803	8,803
Other assets	392	428
Total assets	$47,739	$47,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,010	$252
Accounts payable	2,045	1,764
Other accrued liabilities	4,724	4,500
Current portion of operating lease liabilities	293	-
Deferred revenues	2,063	2,099
Total current liabilities	10,135	8,615

Long-term liabilities:
Long-term debt, net	6,421	7,145
Deferred tax liability	69	111
Long-term operating lease liabilities, net	479	-
Other liabilities	397	388
Total liabilities	17,501	16,259

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 6,878 and 9,968 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 31,120,608 and 29,943,086 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	31	30
Additional paid-in capital	242,310	241,988
Accumulated deficit	(212,104)	(210,771)
Total stockholders' equity	30,238	31,248
Total liabilities and stockholders’ equity	$47,739	$47,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues, net	$7,483	$6,738

Cost of revenues	2,874	3,345

Gross profit	4,609	3,393

Operating expenses:
Engineering and product development	304	338
Selling and marketing	3,066	2,871
General and administrative	2,480	1,884
	5,850	5,093

Loss from operations	(1,241)	(1,700)

Other (expense) income, net:
Interest expense, net	(135)	(363)
Change in fair value of warrant liability (see Note 1)	-	1
Other income, net	-	21
	(135)	(341)

Loss before income taxes	(1,376)	(2,041)
Income tax benefit (expense)	43	(40)
Net loss	$(1,333)	$(2,081)

Loss attributable to common shares	$(1,216)	$(512)
Loss attributable to Preferred Series C shares	$(117)	$(1,569)
Loss per common share:
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

Shares used in computing loss per common share:
Basic	30,703,501	4,371,369
Diluted	30,703,501	4,371,369
Loss per Preferred Series C share basic and diluted	$(14.72)	$(43.57)

Shares used in computing loss per basic and diluted Preferred Series C Shares	7,944	36,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC.          AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2018	36,182	$4	4,304,425	$4	$223,829	$(203,957)	$19,880
Cumulative accounting adjustment from adoption of new standard net of tax	-	-	-	-	-	(234)	(234)
Cumulative accounting adjustment from adoption of new standard net of tax (Note 1)					2,614	(2,547)	67
Stock-based compensation	-	-	-	-	19	-	19
Conversion of convertible preferred stock into common stock	(202)	-	75,000	-	-	-	-
Net loss	-	-	-	-	-	(2,081)	(2,081)
BALANCE, March 31, 2018	35,980	$4	4,379,425	$4	$226,462	$(208,819)	$17,651

	Convertible Preferred Stock- Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	323	-	323
Conversion of convertible preferred stock into common stock	(3,090)	-	1,148,698	1	(1)	-	-
Exercise of options	-	-	28,824	-	-	-	-
Net loss	-	-	-	-	-	(1,333)	(1,333)
BALANCE, March 31, 2019	6,878	$1	31,120,608	$31	$242,310	$(212,104)	$30,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,333)	$(2,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,204	1,463
Amortization of right-of-use asset	93	-
Provision for doubtful accounts	(7)	-
Loss on disposal of property and equipment and lasers placed in service	22	182
Loss on intangible assets from cancellation of distributor rights agreement	-	226
Stock-based compensation	323	19
Deferred taxes	(42)	40
Amortization of debt discount	7	19
Amortization of deferred financing costs	27	20
Change in fair value of warrant liability	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	(175)	650
Inventories	(327)	(20)
Prepaid expenses and other assets	142	(669)
Accounts payable	281	381
Other accrued liabilities	224	(16)
Other liabilities	9	227
Operating lease liabilities	(76)	-
Deferred revenues	(36)	(380)
Net cash provided by operating activities	336	60

Cash Flows From Investing Activities:
Lasers placed-in-service	(434)	(375)
Purchases of property and equipment	-	(6)
Payments on distributor rights liability	-	(24)
Net cash used in investing activities	(434)	(405)

Cash Flows From Financing Activities:
Advance fees related to equity financing	-	(202)
Payments on notes payable	-	(105)
Net cash used in financing activities	-	(307)

Net decrease in cash and cash equivalents	(98)	(652)
Cash and cash equivalents, beginning of period	16,487	4,069

Cash and cash equivalents, end of period	$16,389	$3,417

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$201	$276
Lease liabilities arising from obtaining right-of-use assets	$848	$-

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2019, there were 754 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

Basis of Presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation. In 2019 and 2018, there are no operations in the subsidiary in India.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share data.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and there have been no changes to the Company’s significant account policies during the three months ended March 31, 2019, except for the adoption of the new leasing standard as discussed under Accounting Pronouncements Recently Adopted later within this Note 1.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2019, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of intangible assets and goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the fair value of financial instruments, including derivative instruments and warrants, (7) the inventory reserves, (8) state sales and use tax accruals and (9) warranty claims.

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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability is estimated using option pricing models that are based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability is the only recurring Level 3 fair value measure. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of March 31, 2019 and December 31, 2018, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value as the interest rate on the debt approximates market rates.

Several of the warrants outstanding as of March 31, 2019 and December 31, 2018 have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and are classified as derivative liabilities. In addition, other warrants had a “down round” provision. These warrants were classified as derivatives prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-11 on October 1,
2018 under the modified retrospective method with a cumulative effect adjustment recorded as of January 1, 2018. The Company’s warrant liabilities are recorded at their fair value using the Black Scholes option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. See Note 9, Warrants, for additional discussion.

Recurring level 3 Activity and Recalculation
The table below provides a reconciliation of the beginning and ending balance for the liability measured at fair value using significant unobservable inputs (Level 3).

Issuance Date	December 31, 2018	Increase in Fair Value	March 31, 2019

October 31, 2013	$-	$-	$-
	$-	$-	$-

Issuance Date	January 1, 2018	Decrease in Fair Value	March 31, 2018

October 31, 2013	$2	$(1)	$1
February 5, 2014	1	-	1
	$3	$(1)	$2

Earnings Per Share
The Company calculates loss per common share and Preferred Series C share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic loss per common share and Preferred Series C share is calculated by dividing loss attributable to common shares and Preferred Series C shares by the weighted-average number of common shares and Preferred Series C shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted loss per common share and Preferred Series C share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.

The Company's Series C Convertible Preferred Stock are subordinate to all other securities at the same subordination level as common stock and they participate in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares meet the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The following table presents the calculation of basic and diluted loss per share by each class of security for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,216)	$(117)	$(512)	$(1,569)

Weighted average number of shares outstanding during the period	30,703,501	7,944	4,371,369	36,002

Basic and Diluted loss per share	$(0.04)	$(14.72)	$(0.12)	$(43.57)

The Company considers Series C Convertible Preferred Stock and 137,143 warrants issued on October 31, 2013 to be participating securities in presentation of earnings per share. However the warrants are excluded from the calculation of earnings per share in periods of losses as the warrant holders do not have an obligation to fund such losses. The above referenced warrants expired on April 30, 2019.

For the three months ended March 31, 2019 and 2018, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The weighted average of potential common stock equivalents outstanding during the three months ended March 31, 2019 and 2018 have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Common stock purchase warrants	2,233,192	2,406,625
Restricted stock units	129,576	-
Common stock options	4,321,932	876,127
Total	6,684,700	3,282,752

Accounting Pronouncements Recently Adopted
In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. However, unlike current US GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018 the FASB issued ASU No. 2018-11, “Leases (Topic 842: Targeted Improvements”) which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The Company used the modified retrospective transition approach to ASU No. 2018-11 and applied the new lease requirements through a cumulative-effect adjustment in the period of adoption. The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. This accounting standard did not have a material impact on our debt covenants. The Company has completed an evaluation of ASU 2016-02, including a review of our leases and other contracts for potential embedded leasing arrangements and has recognized approximately $848 in right-of-use assets and lease liabilities in the balance sheet as of January 1, 2019. There was no impact on the Company’s revenue recognition under ASC 842.

In July 2017 the FASB issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” For public business entities the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company previously adopted this ASU on October 1, 2018, and recorded an adjustment for the adoption of a new accounting pronouncement of $67 as an adjustment to warrant liability, $2,547 as an adjustment to accumulated deficit and $2,614 as an adjustment to additional paid-in-capital as of the beginning fiscal year in the year of adoption on January 1, 2018.

The impact from adopting ASU 2017-11 on the Company’s unaudited condensed balance sheets and consolidated statements of operations and as of and for the following period is as follows:

	For the Three Months Ended March 31, 2018
	Balances prior to Adoption of ASU 2017-11	Balances after the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability gain (loss)	$40	$1	$(39)
Balance Sheet
Fair value of warrant liability	$24	$2	$(22)

In June 2018 the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The adoption of ASU No. 2018-07 on January 1, 2019, did not have a material effect on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s condensed consolidated financial statements, but could have an impact in the event of a goodwill impairment.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.

Note 2
Equity Financing and Liquidity

Equity Financing
On March 30, 2018, the Company entered into multiple agreements in order to obtain $17,000 of equity financing (the “Financing”) from the following sources:

•
On March 30, 2018 the Company entered into a Stock Purchase Agreement (the “Accelmed SPA”) and a Registration Rights Agreement with Accelmed Growth Partners L.P. (“Accelmed”) investing $13,000 into the Company at a price per share of $1.08; upon closing Accelmed received 12,037,037 shares of its common stock.

•
In connection with the Accelmed investment, the Company entered into two separate stock purchase agreements, each for approximately $1,000 with its then current shareholders, Broadfin Capital (“Broadfin”) and Sabby Management (“Sabby”). Upon closing of these transactions, each of Sabby and Broadfin received 925,926 shares of the Company’s common stock at a price per share of $1.08.

•
Two separate subscription agreements were also executed on in connection with the Accelmed investment: (i) a subscription agreement with Gohan Investments, Ltd. for $1,000 to purchase 925,926 shares of the Company’s common stock at $1.08 per share; and (ii) a subscription agreement with Dr. Dolev Rafaeli, the CEO of the Company effective May 29, 2018, for $1,000 to purchase 925,926 shares of the Company’s common stock at $1.08 per share.

The Company incurred $2,336 of costs related to the equity financing during the year ended December 31, 2018.

Liquidity

The Company has experienced recurring operating losses and prior to 2017 negative cash flow from operations. Historically, the Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale of the Company’s products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the issuance of the condensed consolidated financial statements. In the Company’s debt modification with MidCap in the prior year, MidCap reduced the restrictive covenants. However, if the Company fails to meet the monthly revenue covenants per the MidCap loan agreement, the Company may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance.

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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

For the purposes of US GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these are not contractually operating leases, the Company sells the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since in these arrangements the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office while the Company may exercise the right to remove the equipment upon notice, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 60 day notice. Amounts paid are generally nonrefundable. For the first type of arrangement, sales of access codes are considered variable lease payments and are recognized as revenue over estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight line basis as the lasers are being used over the term period specified in the agreement. Variable lease payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

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

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties, but excludes any equipment accounted for as leases. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $423, and the Company expects to recognize $169 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments, but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $169 of short-term contract liabilities is presented as deferred revenues and the $254 of long-term contract liabilities is presented within Other Liabilities on the March 31, 2019 Condensed Consolidated Balance Sheet. For the three months ended March 31, 2019, the Company recognized $39 as revenue from amounts classified as contract liabilities (i.e. deferred revenue) as of December 31, 2018.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three months ended March 31, 2019 and 2018, the Company recorded such reimbursements in the amounts of $155 and $126, respectively.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2019 and 2018, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia.

	Three Months Ended March 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,312	$324	$5,636
Foreign	-	1,847	1,847
Total	$5,312	$2,171	$7,483

	Three Months Ended March 31, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$4,770	$657	$5,427
Foreign	-	1,311	1,311
Total	$4,770	$1,968	$6,738

Note 4
Inventories:

Inventories consist of:

	March 31, 2019	December 31, 2018

Raw materials and work in progress	$2,872	$2,442
Finished goods	249	352
Total inventories	$3,121	$2,794

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:

Property and equipment consist of:

	March 31, 2019	December 31, 2018

Lasers placed-in-service	$18,822	$18,515
Equipment, computer hardware and software	141	168
Furniture and fixtures	124	124
Leasehold improvements	26	26
	19,113	18,833
Accumulated depreciation and amortization	(14,151)	(13,532)
Property and equipment, net	$4,962	$5,301

Depreciation and related amortization expense was $751 and $986 for the three months ended March 31, 2019 and 2018, respectively.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of March 31, 2019:

	Balance	Accumulated Amortization	Intangible assets, net

Core technology	$5,700	$(2,138)	$3,562
Product technology	2,000	(1,500)	500
Customer relationships	6,900	(2,587)	4,313
Tradenames	1,500	(563)	937
	$16,100	$(6,788)	$9,312

Related amortization expense was $453 and $477 for the three months ended March 31, 2019 and 2018, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company wrote off distribution rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product line. The net value written off of $226 was recorded in selling and marketing expense.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2019	$1,357
2020	1,610
2021	1,410
2022	1,410
2023	1,410
Thereafter	2,115
Total	$9,312

Note 7
Other Accrued Liabilities:

Other accrued liabilities consist of:

	March 31, 2019	December 31, 2018

Accrued warranty, current	$183	$156
Accrued compensation, including commissions and vacation	1,017	1,275
Accrued state sales, use and other taxes	2,840	2,719
Accrued professional fees and other accrued liabilities	684	350
Total other accrued liabilities	$4,724	$4,500

Accrued State Sales and Use Tax
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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

One state has assessed the Company an amount of $801 for the period from March 2014 through August 2017. The Company has declined an informal offer to settle at a substantially lower amount and is currently in that jurisdiction’s administrative process of appeal. A second jurisdiction is also conducting an audit and has not made an assessment. If there is a determination that the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

The Company believes its state sales and use tax accruals have properly recognized that if the Company’s arrangements with its customers are deemed to be subject to sales tax in a particular state are more likely than not the basis for measurement of the sales and use tax would be in accordance with ASC 405, Liabilities, as a transaction tax. If and when the Company is successful in defending itself in settling the sales tax obligation for a lessor amount, the reversal of this liability is to be recorded in the period settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remains uncertain.

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business are recorded in general and administrative expenses on the statement of operations.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three months ended March 31, 2019 and 2018, is summarized as follows:

	March 31,
	2019	2018

Accrual at beginning of year	$238	$178
Additions charged to warranty expense	68	63
Expiring warranties/claimed satisfied	(34)	(46)
Total	272	195
Less: current portion	(183)	(120)
Total long-term accrued warranty costs	$89	$75

Note 8
Long-term Debt:

The following summarizes the Company’s long-term debt:

	March 31, 2019	December 31, 2018

Term note, net of debt discount of $103 and $110 respectively; and deferred financing cost of $37 and $64, respectively	$7,431	$7,397
Less: current portion	(1,010)	(252)
Total long-term debt	$6,421	$7,145

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap Financial Trust ("MidCap") and the lenders listed therein. Under the Credit Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The proceeds of this first tranche were used to repay $10,000 principal amount of short-term senior secured promissory notes, plus associated interest, loan fees and expenses. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility is December 1, 2020. The Company's obligations under the credit facility are secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase to the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due.

On March 26, 2018, the Company entered into a Third Amendment to the Credit Agreement with MidCap. For the period beginning on the closing date of the loan and ending on January 31, 2018, the gross revenue in accordance with US GAAP for the twelve-month period ending on the last day of the most recently completed calendar month was amended to be less than the minimum amount on the Covenant Schedule, as defined in the Credit Agreement. This amendment waived the event of default related to the revenue covenant for the period ending February 2018. This amendment also amended the monthly net revenue covenant.

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement, pursuant to which the Company repaid $3,000 in principal of the existing $10,571 credit facility established with MidCap in 2015. The terms of the Credit Agreement were amended to impose less restrictive covenants, lower prepayment fees for the Company and extended the maturity date to May 2022. This amendment modified the principal payments including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal payments beginning December 2019 are $252 plus interest per month. The Company was in compliance with all covenants as of March 31, 2019. On April 30, July 15, August 26 and October 15, 2019, the Company received waivers from MidCap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 and is currently in compliance with this covenant.

The following table summarizes the future payments that the Company is obligated to make for the long-term debt for the future periods:

For the Year ending December 31,
Remaining in 2019	$252
2020	3,028
2021	3,028
2022	1,263
$7,571

Note 9
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the three months ended March 31, 2019, warrants to purchase 265,947 and 137,143 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives. These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had deminimus fair values as of March 31, 2019 and December 31, 2018, respectively. There was no change in fair value of these derivatives for the three months ended March 31, 2019.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Outstanding common stock warrants at March 31, 2019, consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price

October 31, 2013*	4/30/2019	137,143	$3.75
July 24, 2014	7/24/2019	1,239,769	$3.75 - $ 12.25
June 22, 2015	6/22/2020	600,000	$3.75
December 30, 2015	12/30/2020	130,089	$5.65
January 29, 2016	1/29/2021	19,812	$5.30
		2,126,813

*These warrants are classified as liabilities.

Note 10
Stock-based Compensation:

As of March 31, 2019, the Company had options to purchase 4,271,515 shares of common stock outstanding with a weighted-average exercise price of $2.02. As of March 31, 2019, options to purchase 1,009,097 shares are vested and exercisable. During the three months ended March 31, 2019, 71,250 in options were exercised at a weighted-average exercise price of $1.83 which resulted in the issuance of 28,824 shares of common stock. There are 1,142,210 options available for issuance as of March 31, 2019.

In connection with the closing of the Financing, there were changes to the board of directors and the Company issued equity grants to new members as well as equity grants to all members as compensation. In total, in 2018, the Company granted 140,097 restricted stock units to the board members at a fair value of $2.07. Restricted stock units of 19,324 issued to the Chairman were cancelled in January 2019. The restricted stock units vest quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $290.

Stock-based compensation expense, which is included in general and administrative expense, for the three months ended March 31, 2019 and 2018 was $323 and $19, respectively. As of March 31, 2019, there was $2,189 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.16 years.

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

Income tax benefit of $43 for the three months ended March 31, 2019 and an expense of $40 for the three months ended March 31, 2018, respectively, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 12
Business Segments:

The Company has organized its business into two operating segments to present its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest expense and other income (expense), net, are also not allocated to the operating segments.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,312	$2,171	$7,483
Costs of revenues	1,793	1,081	2,874
Gross profit	3,519	1,090	4,609
Gross profit %	66.2%	50.2%	61.6%

Allocated operating expenses:
Engineering and product development	242	62	304
Selling and marketing expenses	2,768	298	3,066

Unallocated operating expenses	-	-	2,480
	3,010	360	5,850
Income (loss) from operations	509	730	(1,241)

Interest expense, net	-	-	(135)
Income (loss) before income taxes	$509	$730	$(1,376)

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended March 31, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$4,770	$1,968	$6,738
Costs of revenues	1,989	1,356	3,345
Gross profit	2,781	612	3,393
Gross profit %	58.3%	31.1%	50.4%

Allocated operating expenses:
Engineering and product development	274	64	338
Selling and marketing expenses	2,216	655	2,871

Unallocated operating expenses	-	-	1,884
	2,490	719	5,093
Income (loss) from operations	291	(107)	(1,700)

Interest expense, net	-	-	(363)
Change in fair value of warrants	-	-	1
Other income, net	-	-	21

Income (loss) before income taxes	$291	$(107)	$(2,041)

Note 13
Significant Customer Concentration:

For the three months ended March 31, 2019, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,990, or 26.6%, of total revenues for such period. At March 31, 2019, the accounts receivable balance from GlobalMed Technologies was $578, or 16.2%, of total net accounts receivable.

For the three months ended March 31, 2018, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,311, or 19.5%, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three months ended March 31, 2019 and 2018. No other customer represented more than 10% of total accounts receivable as of March 31, 2019.

Note 14
Related Parties:

On March 30, 2018, in connection with the Financing, the Company entered into the securities purchase agreements, each for approximately $1,000, with our then current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into a subscription agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director for $1,000, to purchase 925,926 shares of our common stock at $1.08 per share. See Note 2 for more information on the Financing.

During the first quarter of 2018, the Company had an agreement with a relative of a former Board member for advertising and incurred $13 and no longer uses the service.

STRATA SKIN SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU Assets”) and operating lease liabilities (“Lease Liabilities”) when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 4 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. Included in cash flows provided by operations for the three months ended March 31, 2019 there was amortization of right-of-use assets of $93.

Operating lease costs were $111 for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $94 for the three months ended March 31, 2019. As of March 31, 2019, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 3.4 years. The following table summarizes the Company’s operating lease maturities as of March 31, 2019:

For the year ending December 31,	Amount
Remaining in 2019	$293
2020	234
2021	229
2022	134
Total remaining lease payments	890
Less: imputed interest	(118)
Total lease liabilities	$772

Contingencies:
In the ordinary course of business, the Company is routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, the Company receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its activities.

Note 16
Subsequent events:

Series C Convertible Preferred Stock Conversion
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

Lease Agreement
On May 1, 2019, the Company entered into the Fifth Amendment to the Standard Industrial/Commercial Multi-Tenant Lease with FR National Life, LLC for its Carlsbad California facility. The term of the lease commences on October 1, 2019, and expires on September 30, 2024. The Company’s Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center. The total lease payments to be made over the term is $1,107.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report, in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share and prices per treatment.

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

The XTRAC ultraviolet light excimer laser system; utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2019, there were 754 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 746 at the end of December 31, 2018. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2018 over 275,000 XTRAC laser treatments were performed on approximately 17,000 patients in the United States.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The Company does not expect to meet the criteria for renewal.

During 2017 the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, following the financing, the Company determined we would no longer market the line and the agreement was terminated. Sales for the three months ended March 31, 2019 and 2018 were $44 and $218, respectively.

Key Technology

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
In the third quarter of 2018, we announced the FDA granted clearance for our Multi Micro Dose (MMD) tip for our XTRAC excimer laser. The MMD Tip accessory is indicated for use in conjunction with the XTRAC laser system to filter the Narrow Band UVB (“NB-UVB”) light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular patient.

•	In the third quarter of 2018, we announced the launch of our S3®, the next generation XTRAC. The S3 is smaller, faster and has a smart user interface.
•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.
•
STRATAPEN®. STRATAPEN uses the patent-pending Biolock cartridge. The Biolock needle depth can be adjusted during the course of the procedure to accommodate different treatment areas and can easily maneuver around facial contours and delicate features, such as the eyes, nose and mouth.

Recent Developments

2018 Equity Financing
On May 29, 2018, we completed the sale and issuance (the “Financing”) of 15,740,741 shares of the Company's common stock, subject to customary post-closing adjustments, to Accelmed Growth Partners L.P. ("Accelmed"), Broadfin Capital ("Broadfin"), Sabby Management ("Sabby"), Gohan Investments, Ltd. and Dr. Dolev Rafaeli, our President and Chief Executive Officer, for gross proceeds of $17.0 million at a per share price of $1.08. The various stock purchase agreements were entered into on March 30, 2018 (collectively, the “Stock Purchase Agreements”).

We incurred $2,336 of costs related to the Financing. These costs included $500 to Accelmed for legal fees, consulting, and due diligence costs related to the stock purchase agreement. In addition, we incurred placement agent fees in the amount of $1,359, among other costs directly related to the financing.

On May 23, 2018, we held a special meeting of stockholders where the stockholders approved, pursuant to Nasdaq Listing Rules 5635(b) and (d), the issuance of an aggregate of 15,740,741 shares of the Company's common stock pursuant to refinancing, plus all additional shares that may be issued pursuant to the Retained Risk Provisions, as defined in the Stock Purchase Agreements.

The investors in the Financing may receive additional shares, in the event of certain contingencies, as described in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and in July 2018, the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the Stock Purchase Agreements but the Company has determined they are not probable, contractually obligated or estimable at this time.

Carlsbad Lease
On May 1, 2019, we entered into the Fifth Amendment to Standard Industrial/Commercial Multi-Tenant Lease with FR National Life, LLC (“FR National”) to extend the Company’s current lease for a total of 16,989 square feet at 2375 and 2365 Camino Vida Roble, Carlsbad California 92011. The term of this amendment commences on October 1, 2019 and expires on September 30, 2024.

Korean Distribution Agreement
In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply the same recurring revenue model we have in the United States.

MidCap Credit Facility
On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust (“MidCap”) in 2015. The terms of the credit facility have been amended to impose less restrictive covenants, lower prepayment fees for the Company and extended the maturity to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal payments beginning December 2019 are $252 plus interest per month. The Company was in compliance with the covenant as March 31, 2019. On April 30, July 15, August 26 and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019, and is currently in compliance with this covenant.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2019 except for the adoption of the new lease standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018, of our Annual Report on Form 10-K as filed with the SEC on October 29, 2019.

Results of Operations

Sales and Marketing

As of March 31, 2019, our sales and marketing personnel consisted of 55 full-time positions, inclusive of vice president of sales, a direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended March 31,
	2019	2018
Dermatology Recurring Procedures	$5,312	$4,770
Dermatology Procedures Equipment	2,171	1,968

Total Revenues	$7,483	$6,738

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended March 31, 2019 was $5,312, which we estimate is approximately 76,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended March 31, 2018 of $4,770, which we estimate is approximately 68,000 treatments, with prices between $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have had a negative impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct to patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. We expect to continue to increase spending in the direct to patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes the recurring revenue as there is a lag between advertising and patients receiving treatment which we estimated to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments as the treatments are being used and as of March 31, 2019 and 2018, we deferred net revenues of $1,876 and $1,636 respectively, which will be recognized as revenue over the remaining usage period.

In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply the same recurring revenue model we have in the United States.

Dermatology Procedures Equipment
For the three months ended March 31, 2019, dermatology equipment revenues were $2,171. Internationally, we sold 23 systems for the three months ended March 31, 2019, (22 XTRAC and 1 VTRAC). Domestically, we sold 2 XTRAC systems during the three months ended March 31, 2019. For the three months ended March 31, 2018, dermatology equipment revenues were $1,968. Internationally, we sold 19 systems during the three months ended March 31, 2018 (13 XTRAC and 6 VTRAC). Domestically, we sold 5 XTRAC systems for the three months ended March 31, 2018.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended March 31,
	2019	2018
Dermatology Recurring Procedures	$1,793	$1,989
Dermatology Procedures Equipment	1,081	1,356

Total Cost of Revenues	$2,874	$3,345

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2019	2018
Revenues	$7,483	$6,738
Percent increase	11.1%
Cost of revenues	2,874	3,345
Percent decrease	(14.1%)
Gross profit	$4,609	$3,393
Gross profit percentage	61.6%	50.4%

Gross profit increased to $4,609 for the three months ended March 31, 2019 from $3,393 during the same period in 2018. As a percent of revenue, the gross margin was 61.6% for the three months ended March 31, 2019, as compared to 50.4% for the same period in 2018.

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2019	2018
Revenues	$5,312	$4,770
Percent increase	11.4%
Cost of revenues	1,793	1,989
Percent decrease	(10.0%)
Gross profit	$3,519	$2,781
Gross profit percentage	66.2%	58.3%

The primary reasons for the increase in gross profit for the three months ended March 31, 2019 is the result of higher number of treatments sold in the first quarter of 2019 as compared to the comparable quarter in 2018 and lower depreciation expense on lasers placed in the field. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and decreases in the volume of treatments have a favorable impact on the gross margins percentages.

Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2019	2018
Revenues	$2,171	$1,968
Percent increase	10.3%
Cost of revenues	1,081	1,356
Percent decrease	(20.3%)
Gross profit	$1,090	$612
Gross profit percentage	50.2%	31.1%

The primary reason for the change in gross margin percent for the three months ended March 31, 2019, for dermatology procedures equipment, compared to the same period in 2018, was higher sales of the Nordlys product line in 2018 and lower selling prices in 2018 as compared to 2019.

Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2019, decreased to $304 from $338 for the three months ended March 31, 2018. The decrease was primarily due to employee severance costs incurred during the three months ended March 31, 2018, associated with discontinuing research and development efforts.

Selling and Marketing Expenses
For the three months ended March 31, 2019, selling and marketing expenses were $3,066 as compared to $2,871 for the three months ended March 31, 2018. Sales and marketing expenses were higher primarily due to our decision to increase direct to consumer advertising in 2019 by $409 over the comparable period in 2018. This increase was partially offset by lower costs as a result of the $226 write-off of the distributor rights for the Nordlys product line recorded in 2018.

General and Administrative Expenses
For the three months ended March 31, 2019, general and administrative expenses increased to $2,480 from $1,884 for the three months ended March 31, 2018. The increase in the three months ended March 31, 2019, is primarily due to the result of higher stock-based compensation, other compensation, legal expense, and sales and use tax partially offset by lower consulting costs.

Interest Expense, Net
Interest expense for the three months ended March 31, 2019, was $135 compared to $363 in the three months ended March 31, 2018. The decrease in interest expense for the three ended March 31, 2019 related to the lower interest paid on the MidCap debt as a result of the $3,000 pay down in May 2018. We also received interest income of $98 in 2019.

Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) and FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we re-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities as of March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018 there was no gain or loss and a gain of $1, respectively associated with warrants.

Income Taxes
The Company recognized income tax benefit of $43 for the three months ended March 31, 2019 and an expense of $40 for the three months ended March 31, 2018, respectively, was comprised primarily of the change in deferred tax liability related to goodwill.

Non-GAAP adjusted EBITDA
We have determined to supplement our condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), presented elsewhere within this report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA, “Earnings Before Interest, Taxes, Depreciation, and Amortization.”

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with US GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, US GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company's future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with US GAAP.

Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable US GAAP measure of all non-GAAP measures included in this report is as follows:

Reconciliation of reported net loss to non-GAAP adjusted EBITDA

	For the Three Months Ended March 31,
	2019	2018

Net Loss	$(1,333)	$(2,081)

Adjustments:
Depreciation/amortization*	1,297	1,463
Income taxes	(43)	40
Interest expense, net	135	363

Non-GAAP EBITDA	56	(215)

Stock compensation	323	19
Change in fair value of warrants	-	(1)
Impairment of distributors rights agreement	-	226

Non-GAAP adjusted EBITDA	$379	$29

* Includes depreciation of lasers placed-in-service of $638 for the three months ended March 31, 2019 and $959 for the three months ended March 31, 2018.

Liquidity and Capital Resources
As of March 31, 2019, we had $13, 380 of working capital compared to $14,595 as of December 31, 2018. The change in working capital was primarily the result in the increase in the current portion of long-term debt. Cash and cash equivalents were $16,389 as of March 31, 2019, as compared to $16,487 as of December 31, 2018.

On December 30, 2015, we entered into a $12,000 credit facility pursuant to a Credit Agreement and related financing with MidCap and the lenders listed therein. Our obligations under the credit facility are secured by a first priority lien on all of our assets. On May 29, 2018, we entered into a Fourth Amendment to Credit and Security Agreement with MidCap, pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap in 2015. Per the Amendment the terms of the credit facility have been amended to impose less restrictive covenants and lower prepayment fees for the Company. The agreement modified the principal payments including a period of 18 months where there are no principal payments due. The Company was in compliance with all covenants as of March 31, 2019. On April 30, July 15, August 26 and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019, and is currently in compliance with this covenant.

On March 30, 2018 we entered into a Stock Purchase Agreement  On May 23, 2018 the stockholders approved the financing and we received $14,664 net proceeds after expenses for legal, due diligence and banking fees from the financing. See Note 2 to the condensed consolidated financial statements for additional detail.

We have experienced recurring operating losses and, prior to 2017, negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash and cash equivalents, combined with the anticipated revenues from the rental or sale of our products and the investment described above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report. In our debt modification with MidCap in the prior year, MidCap reduced the restrictive covenants. However, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and Midcap will have the option to call the loan balance.

Net cash and cash equivalents provided by operating activities was $336 for the three months ended March 31, 2019 compared to cash provided by operating activities of $60 for the three months ended March 31, 2018. The increase in cash flows provided by operating activities for the three months ended March 31, 2019 of $276 was the result of a lower net loss of $748 partially offset by non-cash adjustments.

Net cash and cash equivalents used in investing activities was $434 for the three months ended March 31, 2019 compared to cash used in investing activities of $405 for the three months ended March 31, 2018. The primary reason for the increase in cash used in investing activities in 2019 as compared to 2018 was due an increase in lasers placed-in-service.

There were no cash flows from financing activities for the three months ended March 31, 2019 compared to cash used in financing activities of $307 for the three months ended March 31, 2018. In 2018, we incurred advance fees associated with the above mentioned financing and made payments on notes payable.

Commitments and Contingencies
On May 1, 2019, we entered into the Fifth Amendment to Standard Industrial/Commercial Multi-Tenant Lease with FR National Life, LLC (“FR National”) to extend the Company’s current lease for a total of 16,989 square feet at 2375 and 2365 Camino Vida Roble, Carlsbad California 92011. The term of this amendment commences on October 1, 2019 and expires on September 30, 2024.

Off-Balance Sheet Arrangements
At March 31, 2019, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”), and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Item 1A Risk Factors" of the 2018 Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements about:

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Report might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Report, even if subsequently made available by us on our website or otherwise. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should not regards these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner which resulted in the following identified control deficiencies. These material weaknesses caused the restatements of our financial statements for our first, second and third quarters of 2018 and 2017 and for the year ended December 31, 2017. These errors are a result of the following control deficiencies:

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

Notwithstanding the identified material weaknesses, the Company believes the condensed consolidated financial statement in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition and results of operations for the periods presented in accordance with US GAAP.

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

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on October 29, 2019. There have been no material changes to these risks during the three months ended March 31, 2019.

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

10.1
Fifth Amendment to Standard Industrial/Commercial Multi-Tenant Lease between FR National Life, LLC and Strata Skin Sciences, Inc. for office and manufacturing space at 2375 and 2365 Camino Vida Roble Carlsbad, California 92011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 6, 2019).

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

STRATA SKIN SCIENCES, INC.

Date November 8, 2019	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date November 8, 2019	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer