Form 10-Q
period 2019-06-30
STRATA Skin Sciences, Inc.
filed 2019-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the issuer's common stock as of November 8, 2019 was 32,903,287 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,941	$16,487
Accounts receivable, net of allowance for doubtful accounts of $143 and $141, respectively	3,476	3,393
Inventories	3,607	2,794
Prepaid expenses and other current assets	630	536
Total current assets	23,654	23,210

Property and equipment, net	4,789	5,301
Operating lease right-of-use assets, net	1,485	-
Intangible assets, net	8,860	9,765
Goodwill	8,803	8,803
Other assets	376	428
Total assets	$47,967	$47,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,767	$252
Accounts payable	2,091	1,764
Other accrued liabilities	4,748	4,500
Current portion of operating lease liabilities	239	-
Deferred revenues	2,292	2,099
Total current liabilities	11,137	8,615

Long-term liabilities:
Long-term debt, net	5,699	7,145
Deferred tax liability	22	111
Long-term operating lease liabilities, net	1,267	-
Other liabilities	383	388
Total liabilities	18,508	16,259

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 2,103 and 9,968 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 32,903,287 and 29,943,086 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	242,611	241,988
Accumulated deficit	(213,186)	(210,771)
Total stockholders' equity	29,459	31,248
Total liabilities and stockholders’ equity	$47,967	$47,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2019	2018
Revenues, net	$7,725	$7,388

Cost of revenues	2,815	3,549

Gross profit	4,910	3,839

Operating expenses:
Engineering and product development	235	269
Selling and marketing	2,958	2,378
General and administrative	2,700	2,411
	5,893	5,058

Loss from operations	(983)	(1,219)

Other expense, net:
Interest expense, net	(145)	(328)
Change in fair value of warrant liability (see Note 1)	-	(23)
Other expenses, net	-	(19)
	(145)	(370)

Loss before income taxes	(1,128)	(1,589)
Income tax benefit (expense)	46	(40)
Net loss	$(1,082)	$(1,629)

Loss attributable to common shares	$(1,007)	$(958)
Loss attributable to Preferred Series C shares	$(75)	$(671)
Loss per common share:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

Shares used in computing loss per common share:
Basic	31,359,104	13,734,384
Diluted	31,359,104	13,734,384
Loss per Preferred Series C share basic and diluted	$(11.94)	$(25.96)

Shares used in computing loss per basic and diluted Preferred Series C Shares	6,250	25,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Revenues, net	$15,208	$14,126

Cost of revenues	5,689	6,893

Gross profit	9,519	7,233

Operating expenses:
Engineering and product development	539	607
Selling and marketing	6,024	5,249
General and administrative	5,180	4,295
	11,743	10,151

Loss from operations	(2,224)	(2,918)

Other expense, net:
Interest expense, net	(280)	(691)
Change in fair value of warrant liability	-	(22)
Other income, net	-	1
	(280)	(712)
Loss before income taxes	(2,504)	(3,630)
Income tax benefit (expense)	89	(80)
Net loss	$(2,415)	$(3,710)

Loss attributable to common shares	$(2,226)	$(1,638)
Loss attributable to Preferred Series C shares	$(189)	$(2,072)
Loss per common share:
Basic	$(0.07)	$(0.18)
Diluted	$(0.07)	$(0.18)

Shares used in computing loss per common share:
Basic	31,033,114	9,078,741
Diluted	31,033,114	9,078,741
Loss per Preferred Series C share basic and diluted	$(26.66)	$(67.07)

Shares used in computing loss per basic and diluted Preferred Series C Shares	7,093	30,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2018	36,182	$4	4,304,425	$4	-	-	$223,829	$(203,957)	$19,880
Cumulative accounting adjustment from adoption of new standard net of tax	-	-	-	-	--	-	-	(234)	(234)
Cumulative accounting adjustment from adoption of new standard net of tax (see Note 1)							2,614	(2,547)	67
Stock-based compensation	-	-	-	-	-	-	19	-	19
Conversion of convertible preferred stock into common stock	(202)	-	75,000	-	-	-		-
Net loss	-	-	-	-	-	-	-	(2,081)	(2,081)

BALANCE, March 31, 2018	35,980	$4	4,379,425	$4	-	-	$226,462	$(208,819)	$17,651

Stock-based compensation	-	-	-	-	-	-	184	-	184
Conversion of convertible preferred stock into common stock	(25,865)	(3)	9,615,332	10	-	-	(7)	-	-
Sale of common stock, net of expenses of $2,336	-	-	15,740,741	16	-	-	14,648	-	14,664
Common stock issuable	-	-			153,004	-		-
Net loss	-	-	--	--	-	-	-	(1,629)	(1,629)

BALANCE, June 30, 2018	10,115	$1	29,735,498	$30	153,004	-	$241,287	$(210,448)	$30,870

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	323	-	323
Conversion of convertible preferred stock into common stock	(3,090)	-	1,148,698	1	(1)	-	-
Exercise of stock options	-	-	28,824	-	-	-	-
Net loss	-	-	-	-	-	(1,333)	(1,333)

BALANCE March 31, 2019	6,878	$1	31,120,608	$31	$242,310	$(212,104)	$30,238

Conversion of convertible preferred stock into common stock	(4,775)	-	1,775,093	2	(2)	-	-
Stock-based compensation	-	-	-	-	303	-	303
Exercise of stock options	-	-	7,586	-	-	-	-
Net loss	-	-	-	-	-	(1,082)	(1,082)
BALANCE, June 30, 2019	2,103	$1	32,903,287	$33	$242,611	$(213,186)	$29,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,415)	$(3,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,347	2,841
Amortization of right-of-use asset	147	-
Provision for doubtful accounts	2	(49)
Loss on disposal of property and equipment and lasers placed in service	22	411
Gain on cancellation of distributor rights agreement	-	(11)
Stock-based compensation	626	203
Deferred taxes	(89)	80
Amortization of debt discount	12	39
Amortization of deferred financing costs	57	42
Change in fair value of warrant liability	-	22
Changes in operating assets and liabilities:
Accounts receivable	(85)	710
Inventories	(813)	596
Prepaid expenses and other assets	(42)	(296)
Accounts payable	327	(895)
Other accrued liabilities	248	(3)
Other liabilities	(5)	255
Operating lease liabilities	(126)	-
Deferred revenues	193	(303)
Net cash provided by (used in) operating activities	406	(68)

Cash Flows From Investing Activities:
Lasers placed-in-service	(947)	(885)
Purchases of property and equipment	(5)	(6)
Payments on distributor rights liability	-	(23)
Net cash used in investing activities	(952)	(914)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	-	14,664
Repayments of long-term debt		(3,000)
Payments on notes payable	-	(306)
Net cash provided by financing activities	-	11,358

Net (decrease) increase in cash and cash equivalents	(546)	10,376
Cash and cash equivalents, beginning of period	16,487	4,069

Cash and cash equivalents, end of period	$15,941	$14,445

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$404	$691

Lease liabilities arising from obtaining right-of-use assets	$1,632	-

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2019, there were 764 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share data.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and there have been no changes to the Company’s significant account policies during the three and six months ended June 30, 2019, except for the adoption of the new leasing standard as discussed under Accounting Pronouncements Recently Adopted later within this Note 1.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2019, the more significant estimates include (1) revenue recognition, in regard to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of intangible assets and goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the fair value of financial instruments, including derivative instruments and warrants, (7) the inventory reserves (8) state sales and use tax accruals and (9) warranty claims.

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

The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability is estimated using option pricing models that are based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability is the only recurring Level 3 fair value measure. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of June 30, 2019 and December 31, 2018, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value as the interest rate on the debt approximates market rates.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Several of the warrants outstanding as of December 31, 2018, have non-standard terms as they relate to a fundamental transaction and require a net-cash settlement upon change in control of the Company and are classified as derivative liabilities. All such warrants expired in February and April 2019. In addition, other warrants had a “down round” provision. These warrants were classified as derivatives prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-11 on October 1, 2018 under the modified retrospective method with a cumulative effect adjustment recorded as of January 1, 2018. The Company's warrant liablities were recorded at their fair value using the Black Scholes option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expired. See Note 9, Warrants, for additional discussion.

Recurring level 3 Activity and Recalculation
The table below provides a reconciliation of the beginning and ending balance for the liability measured at fair value using significant unobservable inputs (Level 3).

Issuance Date	December 31, 2018	Increase in Fair Value	June 30, 2019
October 31, 2013	$-	$-	$-
	$-	$-	$-

Issuance Date	January 1, 2018	Increase in Fair Value	June 30, 2018
October 31, 2013	$2	$11	$13
February 5, 2014	1	11	12
	$3	$22	$25

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

The following table presents the calculation of basic and diluted loss per share by each class of security for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,007)	$(75)	$(2,226)	$(189)

Weighted average number of shares outstanding during the period	31,359,104	6,250	31,033,114	7,093

Basic and Diluted loss per share	$(0.03)	$(11.94)	$(0.07)	$(26.66)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock
Loss attributable to each class	$(958)	$(671)	$(1,638)	$(2,072)

Weighted average number of shares outstanding during the period	13,734,384	25,847	9,078,741	30,897

Basic and Diluted loss per share	$(0.07)	$(25.96)	$(0.18)	$(67.07)

The Company considers Series C Convertible Preferred Stock to be participating securities in presentation of earnings per share.

For the three and six months ended June 30, 2019 and 2018, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The weighted average of potential common stock equivalents outstanding during the three and six months ended June 30, 2019 and 2018 have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock purchase warrants	2,034,882	2,396,721	2,133,489	2,401,646
Restricted stock units	120,773	17,028	125,150	17,028
Common stock options	4,184,193	3,037,796	4,252,682	1,962,933
Total	6,339,848	5,451,545	6,511,321	4,381,607

Accounting Pronouncements Recently Adopted
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

In July 2017 the FASB issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” For public business entities the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company previously adopted this ASU on October 1, 2018, and recorded an adjustment for the adoption of a new accounting pronouncement of $67 as an adjustment to warrant liability, $2,547 as an adjustment to accumulated deficit and $2,614 as an adjustment to additional paid-in-capital as of the beginning of the fiscal year in the year of adoption on January 1, 2018.

The impact from adopting ASU 2017-11 on the Company’s unaudited condensed balance sheets and consolidated statements of operations as of and for the following periods is as follows:

	For the Three Months Ended June 30, 2018
	Balances prior to Adoption of ASU 2017-11	Balances after the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability loss	$(263)	$(23)	$(240)
Balance Sheet
Fair value of warrant liability	$289	$25	$(264)

	For the Six Months Ended June 30, 2018
	Balances prior to Adoption of ASU 2017-11	Balances after the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability loss	$(222)	$(22)	$(200)
Balance Sheet
Fair value of warrant liability	$289	$25	$(264)

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s condensed consolidated financial statements, but could have an impact in the event of a good-will impairment.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of adoption of this ASU and determined that it will have no significant impact on its condensed consolidated financial statements.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Liquidity

The Company has experienced recurring operating losses and annually prior to 2017 negative cash flow from operations. Historically, the Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale of the Company’s products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the issuance of the condensed consolidated financial statements. In the Company’s debt modification with MidCap in the prior year, MidCap reduced the restrictive covenants. However, if the Company fails to meet the monthly revenue covenants per the MidCap loan agreement, the Company may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance.

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

For the purposes of US GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these are not contractually operating leases, the Company sells the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since in these arrangements the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office while the Company may exercise the right to remove the equipment upon notice, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable lease payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight line basis as the lasers are being used over the term period specified in the agreement. Variable lease payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $414, and the Company expects to recognize $200 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments, but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $200 of short-term contract liabilities is presented as deferred revenues and the $214 of long-term contract liabilities is presented within Other Liabilities on the June 30, 2019 Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2019, the Company recognized $36 and $75, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2018.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and six months ended June 30, 2019 and 2018, the Company recorded such reimbursements in the amounts of $177 and $332, and $174 and $300, respectively.

The following tables present the Company’s revenue disaggregated by geographical region for the three and six months ended June 30, 2019 and 2018, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia.

	Three Months Ended June 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,839	$378	$6,217
Foreign	-	1,508	1,508
Total	$5,839	$1,886	$7,725

	Six Months Ended June 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$11,151	$702	$11,853
Foreign	-	3,355	3,355
Total	$11,151	$4,057	$15,208

	Three Months Ended June 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,022	$313	$5,335
Foreign	-	2,053	2,053
Total	$5,022	$2,366	$7,388

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Six Months Ended June 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$9,792	$970	$10,762
Foreign	-	3,364	3,364
Total	$9,792	$4,334	$14,126

Note 4
Inventories:

Inventories consist of:

	June 30, 2019	December 31, 2018
Raw materials and work in progress	$3,200	$2,442
Finished goods	407	352
Total inventories	$3,607	$2,794

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:

Property and equipment consist of:

	June 30, 2019	December 31, 2018
Lasers placed-in-service	$19,241	$18,515
Equipment, computer hardware and software	147	168
Furniture and fixtures	124	124
Leasehold improvements	26	26
	19,538	18,833
Accumulated depreciation and amortization	(14,749)	(13,532)
Property and equipment, net	$4,789	$5,301

Depreciation and related amortization expense was $691 and $926 for the three months ended June 30, 2019 and 2018, respectively; and $1,442 and $1,912 for the six months ended June 30, 2019 and 2018, respectively.

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of June 30, 2019:

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(2,280)	$3,420
Product technology	2,000	(1,600)	400
Customer relationships	6,900	(2,760)	4,140
Tradenames	1,500	(600)	900
	$16,100	$(7,240)	$8,860

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Related amortization expense was $452 and $452 for the three months ended June 30, 2019 and 2018, respectively; and $905 and $929 for the six months ended June 30, 2019 and 2018, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2019.

During the three months ended March 31, 2018, the Company wrote off distribution rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product line. The net value written off of $226 was recorded in selling and marketing expense. In the three months ended June 30, 2018, the Company wrote off distributor liabilities of $237 as a result of the termination of the agreement on May 31, 2018 and the net value written off of $11 was recorded in selling and marketing expense for the six months ended June 30, 2018.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2019	$905
2020	1,610
2021	1,410
2022	1,410
2023	1,410
Thereafter	2,115
Total	$8,860

Note 7
Other Accrued Liabilities:

Other accrued liabilities consist of:

	June 30, 2019	December 31, 2018

Accrued warranty, current	$194	$156
Accrued compensation, including commissions and vacation	945	1,275
Accrued state sales, use and other taxes	2,908	2,719
Accrued professional fees and other accrued liabilities	701	350
Total other accrued liabilities	$4,748	$4,500

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

The Company believes its state sales and use tax accruals have properly recognized that if the Company’s arrangements with its customers are deemed to be subject to sales tax in a particular state are more likely than not, the basis for measurement of the sales and use tax would be in accordance with ASC 405, Liabilities as a transaction tax. If and when the Company is successful in defending itself in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remains uncertain.

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

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three and six months ended June 30, 2019 and 2018, is summarized as follows

	Three Months Ended, June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accrual at beginning of period	$272	$195	$238	$178
Additions charged to warranty expense	75	75	143	138
Expiring warranties/claimed satisfied	(56)	(35)	(90)	(81)
Total	291	235	291	235
Less: current portion	(194)	(149)	(194)	(149)
Total long-term accrued warranty costs	$97	$86	$97	$86

Note 8
Long-term Debt:

The following summarizes the Company’s long-term debt:

	June 30, 2019	December 31, 2018
Term note, net of debt discount of $98 and $110 respectively; and deferred financing cost of $7 and $64, respectively	$7,466	$7,397
Less: current portion	(1,767)	(252)
Total long-term debt	$5,699	$7,145

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
$7,571

Note 9
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the three and six months ended June 30, 2019, warrants to purchase 137,143 and 265,947 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives.  These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had deminimus fair values as of December 31, 2018. There was no change in fair value of these derivatives for the three and six months ended June 30, 2019.

Outstanding common stock warrants at June 30, 2019 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price
July 24, 2014	July 24, 2019	1,239,769	$3.75 - $ 12.25
June 22, 2015	June 22, 2020	600,000	$3.75
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		1,989,670

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 10
Stock-based Compensation:

As of June 30, 2019, the Company had options to purchase 4,033,038 shares of common stock outstanding with a weighted-average exercise price of $1.78. As of June 30, 2019, options to purchase 1,640,421 shares are vested and exercisable. During the six months ended June 30, 2019, 86,250 in options were exercised at a weighted-average exercise price of $1.74 which resulted in the issuance of 36,410 shares of common stock. There are 1,385,011 options available for issuance as of June 30, 2019.

In connection with the closing of the Financing, there were changes to the board of directors and the Company issued equity grants to new members as well as equity grants to all members as compensation. In total, in 2018 the Company granted 140,097 restricted stock units to the board members at a fair value of $2.07. Restricted stock units of 19,324 issued to the Chairman were cancelled in January 2019. The restricted stock units vest quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $290.

Stock-based compensation expense, which is included in general and administrative expense, for the three and six months ended June 30, 2019, was $303 and $626, respectively; and for the three and six months ended June 30, 2018, was $184 and $203, respectively. As of June 30, 2019, there was $1,884 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.05 years.

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

Income tax benefit of $46 and $89 and for the three and six months ended June 30, 2019, and an expense of $40 and $80 for the three and six months ended June 30, 2018, respectively, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended June 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,839	$1,886	$7,725
Costs of revenues	1,733	1,082	2,815
Gross profit	4,106	804	4,910
Gross profit %	70.3%	42.6%	63.6%

Allocated operating expenses:
Engineering and product development	198	37	235
Selling and marketing	2,771	187	2,958

Unallocated operating expenses	-	-	2,700
	2,969	224	5,893
Income (loss) from operations	1,137	580	(983)

Interest expense, net	-	-	(145)
Income (loss) before income taxes	$1,137	$580	$(1,128)

Six Months Ended June 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$11,151	$4,057	$15,208
Costs of revenues	3,526	2,163	5,689
Gross profit	7,625	1,894	9,519
Gross profit %	68.4%	46.7%	62.6%

Allocated operating expenses:
Engineering and product development	440	99	539
Selling and marketing	5,539	485	6,024

Unallocated operating expenses	-	-	5,180
	5,979	584	11,743
Income (loss) from operations	1,646	1,310	(2,224)

Interest expense, net	-	-	(280)

Income (loss) before income taxes	$1,646	$1,310	$(2,504)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended June 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,022	$2,366	$7,388
Costs of revenues	1,919	1,630	3,549
Gross profit	3,103	736	3,839
Gross profit %	61.8%	31.1%	52.0%

Allocated operating expenses:
Engineering and product development	210	59	269
Selling and marketing	2,168	210	2,378

Unallocated operating expenses	-	-	2,411
	2,378	269	5,058
Income (loss) from operations	725	467	(1,219)

Interest expense, net	-	-	(328)
Change in fair value of warranty liability	-	-	(23)
Other expense, net	-	-	(19)
Income (loss) before income taxes	$725	$467	$(1,589)

Six Months Ended June 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$9,792	$4,334	$14,126
Costs of revenues	3,908	2,985	6,893
Gross profit	5,884	1,349	7,233
Gross profit %	60.1%	31.1%	51.2%

Allocated operating expenses:
Engineering and product development	484	123	607
Selling and marketing	4,384	865	5,249

Unallocated operating expenses	-	-	4,295
	4,868	988	10,151
Income (loss) from operations	1,016	361	(2,918)

Interest expense, net	-	-	(691)

Change in fair value of warrant liability	-	-	(22)

Other income, net	-	-	1

Income (loss) before income taxes	$1,016	$361	$(3,630)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 13
Significant Customer Concentration:

For the three and six months ended June 30, 2019, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,367 and $3,357, or 18% and 22%, respectively, of total revenues for such period. At June 30, 2019, the accounts receivable balance from GlobalMed Technologies was $882, or 25% of total net accounts receivable.

For the three and six months ended June 30, 2018, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,955 and $3,266, or 26% and 23%, respectively, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2019 and 2018. No other customer represented more than 10% of total accounts receivable as of June 30, 2019.

Note 14
Related Parties:

On March 30, 2018, in connection with the Financing, the Company entered into the securities purchase agreements, each for approximately $1,000, with our then current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into a subscription agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director, for $1,000, to purchase 925,926 shares of our common stock at $1.08 per share. See Note 2 for more information on the Financing.

During the first quarter of 2018, the Company had an agreement with a relative of a former Board member for advertising and incurred $13 and no longer uses this service.

Note 15
Commitments:

Leases

The Company recognizes right-of-use assets (“ROU Assets”) and operating lease liabilities (“Lease Liabilities”) when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 6 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. The Company entered into an addendum with FR National Life, LLC for the Carlsbad facility has been included in the determination of the lease term as the Company executed the extension. The extension was for five years and was executed on May 1, 2019. The ROU assets and lease liabilities increased by $784. Included in cash flows provided by operations for the six months ended June 30, 2019, there was amortization of right-of-use assets of $147.

Operating lease costs were $116 and $227 for the three and six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $110 and $204 for the three and six months ended June 30, 2019. As of June 30, 2019, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 4.5 years. The following table summarizes the Company’s operating lease maturities as of June 30, 2019:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

For the year ending December 31,	Amount
Remaining 2019	$167
2020	436
2021	456
2022	371
2023	242
Thereafter	177
Total remaining lease payments	1,849
Less: imputed interest	(343)
Total lease liabilities	$1,506

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

Note 16
Subsequent events:

Expiration of Warrants
In July 2019, 1,239,769 warrants with an exercise prices ranging from $3.75 to $12.25 expired.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2019, there were 764 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 746 at the end of December 31, 2018. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2018, over 275,000 XTRAC laser treatments were performed on approximately 17,000 patients in the United States.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The Company does not expect to meet the criteria for renewal.

During 2017, the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, following the financing, the Company determined we would no longer market the line and the agreement was terminated. Sales for the three and six months ended June 30, 2019 and 2018 were $121 and $59; and $165 and $277, respectively.

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

MidCap Credit Facility
On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust (“MidCap”) in 2015. The terms of the credit facility have been amended to impose less restrictive covenants, lower prepayment fees for the Company and extend the maturity to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments begin December 2019. Principal payments beginning December 2019 are $252 plus interest per month. On April 30, July 15, August 26 and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019, and is currently in compliance with this covenant.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three and six months ended June 30, 2019, except for the adoption of the new lease standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018, of our Annual Report on Form 10-K as filed with the SEC on October 29, 2019.

Results of Operations

Sales and Marketing

As of June 30, 2019, our sales and marketing personnel consisted of 59 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2019	2018	2019	2018
Dermatology Recurring Procedures	$5,839	$5,022	$11,151	$9,792
Dermatology Procedures Equipment	1,886	2,366	4,057	4,334

Total Revenues	$7,725	$7,388	$15,208	$14,126

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended June 30, 2019, was $5,839, which we estimate is approximately 84,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended June 30, 2018, of $5,022, which we estimate is approximately 72,000 treatments, with prices between $65 to $95 per treatment.

Recognized treatment revenue for the six months ended June 30, 2019, was $11,151, which we estimate is approximately 159,000 treatments with prices between $65 and $95 per treatment compared to the recognized treatment revenue for the six months ended June 30, 2018, of $9,792, which approximates 140,000 treatments with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have had a negative impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. We expect to continue to increase spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes the recurring revenue as there is a lag between advertising and patients receiving treatment which we estimated to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2019 and 2018, we deferred net revenues of $2,040 and $1,726, respectively, which will be recognized as revenue over the remaining usage period.

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

Dermatology Procedures Equipment
For the three months ended June 30, 2019, dermatology equipment revenues were $1,886. Internationally, we sold 22 (21 XTRAC and 1 VTRAC). Domestically, we sold 2 XTRAC systems during the three months ended June 30, 2019.

For the three months ended June 30, 2018, dermatology equipment revenues were $2,366. Internationally, we sold 25 systems (24 XTRAC and 1 VTRAC). Domestically, we sold 3 XTRAC systems for the three months ended June 30, 2018.

For the six months ended June 30, 2019, dermatology equipment revenues were $4,057. Internationally, we sold 45 systems (43 XTRAC and 2 VTRAC). Domestically, we sold 4 XTRAC systems during the six months ended June 30, 2019.

For the six months ended June 30, 2018, dermatology equipment revenues were $4,334. Internationally, we sold 44 systems (37 XTRAC and 7 VTRAC). Domestically, we sold 8 XTRAC systems during the six months ended June 30, 2018.

.

Cost of Revenues

The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Dermatology Recurring Procedures	$1,733	$1,919	$3,526	$3,908
Dermatology Procedures Equipment	1,082	1,630	2,163	2,985

Total Cost of Revenues	$2,815	$3,549	$5,689	$6,893

Gross Profit Analysis

The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$7,725	$7,388	$15,208	$14,126
Percent increase	4.6%		7.7%
Cost of revenues	2,815	3,549	5,689	6,893
Percent decrease	(20.7%)		(17.5%)
Gross profit	$4,910	$3,839	$9,519	$7,233
Gross profit percentage	63.6%	52.0%	62.6%	51.2%

Gross profit increased to $4,910 for the three months ended June 30, 2019 from $3,839 during the same period in 2018. As a percent of revenue, the gross margin was 63.6% for the three months ended June 30, 2019, as compared to 52.0% for the same period in 2018. Gross profit increased to $9,519 for the six months ended June 30, 2019, from $7,233 during the same period in 2018. As a percent of revenue the gross margin was 62.6% for the six months ended June 30, 2019, as compared to 51.2% for the same period in 2018. This is the result of higher revenue in the recurring revenue segment as well as lower depreciation on lasers placed in service and also higher sales of Nordlys product in 2018 which have a lower gross profit.

Dermatology Recurring Procedures	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$5,839	$5,022	$11,151	$9,792
Percent increase	16.3%		13.9%
Cost of revenues	1,733	1,919	3,526	3,908
Percent decrease	(9.7%)		(9.8%)
Gross profit	$4,106	$3,103	$7,625	$5,884
Gross profit percentage	70.3%	61.8%	68.4%	60.1%

The primary reasons for the increase in gross profit for the three and six months ended June 30, 2019, is the result of higher number of treatments sold in the same periods of 2019 as compared to the comparable periods in 2018 and lower depreciation expense on lasers placed in the field. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and decreases in the volume treatments have a favorable impact on the gross margins percentages.

Dermatology Procedures Equipment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$1,886	$2,366	$4,057	$4,334
Percent decrease	(20.3%)		(6.4%)
Cost of revenues	1,082	1,630	2,163	2,985
Percent decrease	(33.6%)		(27.5%)
Gross profit	804	$736	$1,894	$1,349
Gross profit percentage	42.6%	31.1%	46.7%	31.1%

The primary reason for the change in gross margin percent for the three and six months ended June 30, 2019, for dermatology procedures equipment, compared to the same period in 2018, was higher sales of the Nordlys product line in 2018 which carry a lower gross profit and lower selling prices in 2018 as compared to 2019.

Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2019, decreased to $235 from $269 for the three months ended June 30, 2018. Engineering and product development costs for the six months ended June 30, 2019, decreased to $539 from $607 for the six months ended June 30, 2018. The decrease was primarily due to employee severance costs incurred during the six months ended June 30, 2018, associated with discontinuing research and development efforts.

Selling and Marketing Expenses
For the three months ended June 30, 2019, selling and marketing expenses were $2,958 as compared to $2,378 for the three months ended June 30, 2018. Sales and marketing expenses were higher primarily due to our decision to increase direct to consumer advertising and trade show and meeting spending in 2019 over the comparable period in 2018. Also included in 2018 was a write-off of distributor rights liabilities of $237. For the six months ended June 30, 2019, selling and marketing expenses increased to $6,024 from $5,249 for the same period in 2018 as a result of our decision to increase direct to consumer advertising and trade show and meeting spending in 2019 over the comparable period in 2018.

General and Administrative Expenses
For the three months ended June 30, 2019, general and administrative expenses increased to $2,700 from $2,411 for the three months ended June 30, 2018. The increase in the three months ended June 30, 2019, is primarily due to the result of higher stock-based compensation, and additional accounting and legal costs associated with the Company’s restatement of its financial statements as disclosed in the Annual Report on Form 10-K. For the six months ended June 30, 2019, general and administrative expenses increased to $5,180 from $4,295 for the same period in 2018 primarily as a result of higher stock-based compensation, and an additional approximately $900 accounting and legal costs associated with the Company’s restatement of its financial statements as disclosed in the Annual Report on Form 10-K.

Interest Expense, Net
Interest expense for the three months ended June 30, 2019, was $145 compared to $328 in the three months ended June 30, 2018. The decrease in interest expense for the three ended June 30, 2019, related to the lower interest paid on the MidCap debt as a result of the $3,000 pay down in May 2018. We also received interest income of $94 in 2019. For the six months ended June 30, 2019, interest expenses decreased to $280 from $691 for the same period in 2018 related to the lower interest paid on the MidCap debt as a result of the $3,000 pay down in May 2018 and we received interest income of $192 in 2019.

Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) and FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we re-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities. For the three and six months ended June 30, 2019, there was no gain or loss associated with warrants. For the three and six months ended June 30, 2018, $23 and $22 was recognized in other expenses. All such warrants have expired in February and April 2019.

Income Taxes
The Company recognized income tax benefit of $46 and $89 for the three and six months ended June 30, 2019, and an expense of $40 and $80 for the three and six months ended June 30, 2018, was comprised primarily of the change in deferred tax liability related to goodwill.

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

Reconciliation of reported net loss to non-GAAP adjusted EBITDA

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net Loss	$(1,082)	$(1,629)	$(2,415)	$(3,710)

Adjustments:
Depreciation/amortization*	1,197	1,378	2,494	2,841
Income taxes	(46)	40	(89)	80
Interest expense, net	145	328	280	691

Non-GAAP EBITDA	214	117	270	(98)

Stock compensation	303	184	626	203
Change in fair value of warrants	-	23	-	22
Loss and disposal of property and equipment	-	280	-	280
Loss (gain) on cancelation of distribution rights agreement	-	237	-	(11)

Non-GAAP adjusted EBITDA	$517	$367	$896	$396

* Includes depreciation of lasers placed-in-service of $787 and $906 for the three months ended June 30, 2019 and 2018, respectively; and $1,425 and $1,865 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources
As of June 30, 2019, we had $12,517 of working capital compared to $14,595 as of December 31, 2018. The change in working capital was primarily the result in the increase in the current portion of long-term debt. Cash and cash equivalents were $15,941 as of June 30, 2019, as compared to $16,487 as of December 31, 2018.

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

On March 30, 2018, we entered into a Stock Purchase Agreement. On May 23, 2018, the stockholders approved the financing and we received $14,664 net proceeds after expenses for legal, due diligence and banking fees from the financing. See Note 2 to the condensed consolidated financial statements for additional detail.

We have experienced recurring operating losses and, prior to 2017, negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash and cash equivalents, combined with the anticipated revenues from the rental or sale of our products and the investment described above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report. In our debt modification with MidCap in the prior year, MidCap reduced the restrictive covenants, however, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance.

Net cash and cash equivalents provided by operating activities was $406 for the six months ended June 30, 2019, compared to cash used by operating activities of $68 for the six months ended June 30, 2018. The increase in cash flows provided by operating activities for the six months ended June 30, 2019, was the result of a lower net loss of $1,295 partially offset by non-cash adjustments.

Net cash and cash equivalents used in investing activities was $952 for the six months ended June 30, 2019, compared to cash used in investing activities of $914 for the three months ended June 30, 2018.

There were no cash flows from financing activities for the six months ended June 30, 2019, compared to cash provided by financing activities of $11,358 for the three months ended June 30, 2018. In 2018, we had the investment described above and paid down $3,000 on the MidCap debt and $306 repayment on the notes payable.

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

Off-Balance Sheet Arrangements
At June 30, 2019, we had no off-balance sheet arrangements.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - Other Information

ITEM 1.  Legal Proceedings

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required.

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and filed with the SEC on October 29, 2019. There have been no material changes to these risks during the six months ended June 30, 2019.

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
10.1
Fifth Amendment to Standard Industrial/Commercial Multi-Tenant Lease L between FR National Life, LLC and Strata Skin Sciences, Inc. for office and manufacturing space at 2375 and 2365 Camino Vida Roble Carlsbad, California 92011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 6, 2019).

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

STRATA SKIN SCIENCES, INC.

Date November 14, 2019	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date November 14, 2019	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer