Form 10-Q
period 2019-09-30
STRATA Skin Sciences, Inc.
filed 2019-11-18
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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
Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer," “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ]  No [x]

The number of shares outstanding of the issuer's common stock as of November 8, 2019 was 32,903,287 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,228	$16,487
Accounts receivable, net of allowance for doubtful accounts of $150 and $141, respectively	3,645	3,393
Inventories	3,586	2,794
Prepaid expenses and other current assets	525	536
Total current assets	23,984	23,210

Property and equipment, net	4,568	5,301
Operating lease right-of-use assets, net	1,392	-
Intangible assets, net	8,407	9,765
Goodwill	8,803	8,803
Other assets	363	428
Total assets	$47,517	$47,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,524	$252
Accounts payable	1,997	1,764
Other accrued liabilities	4,937	4,500
Current portion of operating lease liabilities	248	-
Deferred revenues	2,483	2,099
Total current liabilities	12,189	8,615

Long-term liabilities:
Long-term debt, net	4,980	7,145
Deferred tax liability	-	111
Long-term operating lease liabilities, net	1,165	-
Other liabilities	327	388
Total liabilities	18,661	16,259

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 2,103 and 9,968 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 32,903,287 and 29,943,086 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	33	30
Additional paid-in capital	242,868	241,988
Accumulated deficit	(214,046)	(210,771)
Total stockholders' equity	28,856	31,248
Total liabilities and stockholders’ equity	$47,517	$47,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2019	2018
Revenues, net	$7,480	$7,729

Cost of revenues	2,855	3,099

Gross profit	4,625	4,630

Operating expenses:
Engineering and product development	249	224
Selling and marketing	2,887	2,487
General and administrative	2,218	2,289
	5,354	5,000

Loss from operations	(729)	(370)

Other expense, net:
Interest expense, net	(153)	(239)
Change in fair value of warrant liability (see Note 1)	-	(79)
	(153)	(318)

Loss before income taxes	(882)	(688)
Income tax benefit	22	80
Net loss	$(860)	$(608)

Loss attributable to common shares	$(840)	$(539)
Loss attributable to Preferred Series C shares	$(20)	$(69)
Loss per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Shares used in computing loss per common share:
Basic	32,903,287	29,912,827
Diluted	32,903,287	29,912,827
Loss per Preferred Series C share basic and diluted	$(9.58)	$(6.82)

Shares used in computing loss per basic and diluted Preferred Series C Shares	2,103	10,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Revenues, net	$22,688	$21,856

Cost of revenues	8,544	9,992

Gross profit	14,144	11,864

Operating expenses:
Engineering and product development	788	831
Selling and marketing	8,911	7,737
General and administrative	7,398	6,583
	17,097	15,151

Loss from operations	(2,953)	(3,287)

Other expense, net:
Interest expense, net	(433)	(930)
Change in fair value of warrant liability (see Note 1)	-	(101)
	(433)	(1,031)
Loss before income taxes	(3,386)	(4,318)
Income tax benefit	111	-
Net loss	(3,275)	(4,318)

Loss attributable to common shares	$(3,079)	$(2,784)
Loss attributable to Preferred Series C shares	$(196)	$(1,534)
Loss per common share:
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)

Shares used in computing loss per common share:
Basic	31,663,355	16,099,752
Diluted	31,663,355	16,099,752
Loss per Preferred Series C share basic and diluted	$(36.14)	$(64.27)

Shares used in computing loss per basic and diluted Preferred Series C Shares	5,412	23,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2018	36,182	$4	4,304,425	$4	-	-	$223,829	$(203,957)	$19,880
Cumulative accounting adjustment from adoption of new standard net of tax	-	-	-	-	--	-	-	(234)	(234)
Cumulative accounting adjustment from adoption of new standard net of tax (see Note 1)							2,614	(2,547)	67
Stock-based compensation	-	-	-	-	-	-	19	-	19
Conversion of convertible preferred stock into common stock	(202)	-	75,000	-	-	-		-
Net loss	-	-	-	-	-	-	-	(2,081)	(2,081)

BALANCE, March 31, 2018	35,980	$4	4,379,425	$4	-	-	$226,462	$(208,819)	$17,651

Stock-based compensation	-	-	-	-	-	-	184	-	184
Conversion of convertible preferred stock into common stock	(25,865)	(3)	9,615,332	10	-	-	(7)	-	-
Sale of common stock, net of expenses of $2,336	-	-	15,740,741	16	-	-	14,648	-	14,664
Common stock issuable	-	-			153,004	-		-	-
Net loss	-	-	--	--	-	-	-	(1,629)	(1,629)

BALANCE, June 30, 2018	10,115	$1	29,735,498	$30	153,004	-	$241,287	$(210,448)	$30,870

Stock-based compensation	-	-	-	-	-	-	367	-	367
Conversion of convertible preferred stock into common stock	(147)	-	54,584	-	-	-	-	-	-
Sale of common stock, net of expenses of $2,336	-	-	153,004	-	(153,004)	-	-	-	-
Common stock issuable	-	-			-	-		-	-
Net loss	-	-	--	--	-	-	-	(608)	(608)

BALANCE, September 30, 2018	9,968	$1	29,943,086	$30	-	-	$241,654	$(211,056)	$30,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	323	-	323
Conversion of convertible preferred stock into common stock	(3,090)	-	1,148,698	1	(1)	-	-
Exercise of stock options	-	-	28,824	-	-	-	-
Net loss	-	-	-	-	-	(1,333)	(1,333)

BALANCE, March 31, 2019	6,878	$1	31,120,608	$31	$242,310	$(212,104)	$30,238

Conversion of convertible preferred stock into common stock	(4,775)	-	1,775,093	2	(2)	-	-
Stock-based compensation	-	-	-	-	303	-	303
Exercise of stock options	-	-	7,586	-	-	-	-
Net loss	-	-	-	-	-	(1,082)	(1,082)
BALANCE, June 30, 2019	2,103	$1	32,903,287	$33	$242,611	$(213,186)	$29,459

Stock-based compensation	-	-	-	-	257	-	257
Net loss	-	-	-	-	-	(860)	(860)
BALANCE, September 30, 2019	2,103	$1	32,903,287	$33	$242,868	$(214,046)	$28,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(3,275)	$(4,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,437	4,143
Amortization of right-of-use asset	240	-
Provision for doubtful accounts	9	53
Loss on disposal of property and equipment and lasers placed in service	29	503
Gain on cancellation of distributor rights agreement	-	(11)
Stock-based compensation	883	570
Deferred taxes	(111)	(22)
Amortization of debt discount	43	44
Amortization of deferred financing costs	64	79
Change in fair value of warrant liability	-	101
Changes in operating assets and liabilities:
Accounts receivable	(261)	361
Inventories	(792)	521
Prepaid expenses and other assets	76	(137)
Accounts payable	233	(614)
Other accrued liabilities	437	754
Other liabilities	(61)	(3)
Operating lease liabilities	(219)	-
Deferred revenues	384	(229)
Net cash provided by operating activities	1,116	1,795

Cash Flows From Investing Activities:
Lasers placed-in-service	(1,370)	(1,254)
Purchases of property and equipment	(5)	(6)
Payments on distributor rights liability	-	(23)
Net cash used in investing activities	(1,375)	(1,283)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	-	14,664
Repayments of long-term debt	-	(3,000)
Payments on notes payable	-	(357)
Net cash provided by financing activities	-	11,307

Net (decrease) increase in cash and cash equivalents	(259)	11,819
Cash and cash equivalents, beginning of period	16,487	4,069

Cash and cash equivalents, end of period	$16,228	$15,888

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$604	$808

Lease liabilities arising from obtaining right-of-use assets	$1,632	-

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
The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2019, there were 784 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.
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
In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. The term is for twelve months with up to four additional twelve month terms subject to certain conditions.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share data.
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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and there have been no changes to the Company’s significant account policies during the three and nine months ended September 30, 2019, except for the adoption of the new leasing standard as discussed under Accounting Pronouncements Recently Adopted later within this Note 1.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2019, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of intangible assets and goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the fair value of financial instruments, including derivative instruments and warrants, (7) the inventory reserves, (8) state sales and use tax accruals and (9) warranty claims.
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
The fair value of cash and cash equivalents are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability is estimated using option pricing models that are based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability is the only recurring Level 3 fair value measure. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of September 30, 2019 and December 31, 2018, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value as the interest rate on the debt approximates market rates.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Several of the warrants outstanding as of December 31, 2018, had non-standard terms as they related to a fundamental transaction and required a net-cash settlement upon change in control of the Company and had been classified as derivative liabilities. All such warrants expired in February and April 2019. In addition, other warrants had a “down round” provision.  These warrants were classified as derivatives prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-11 on October 1, 2018 under the modified retrospective method with a cumulative effect adjustment recorded as of January 1, 2018.  The Company’s warrant liabilities were recorded at their fair value using the Black Scholes option pricing model and continue to be recorded at their respective fair value at each subsequent balance sheet date until such terms expired. See Note 9, Warrants, for additional discussion.
Recurring level 3 Activity and Recalculation
The table below provides a reconciliation of the beginning and ending balance for the liability measured at fair value using significant unobservable inputs (Level 3). There were no such warrants outstanding as of September 30, 2019 and no gain or loss in the three and nine months ended September 30, 2019.

Issuance Date	January 1, 2018	Increase in Fair Value	September 30, 2018
October 31, 2013	$2	$51	$53
February 5, 2014	1	50	51
	$3	$101	$104
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
The following table presents the calculation of basic and diluted loss per share by each class of security for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(840)	$(20)	$(3,079)	$(196)

Weighted average number of shares outstanding during the period	32,903,287	2,105	31,663,355	5,412

Basic and Diluted loss per share	$(0.03)	$(9.58)	$(0.10)	$(36.14)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock
Loss attributable to each class	$(539)	$(69)	$(2,784)	$(1,534)

Weighted average number of shares outstanding during the period	29,912,827	10,049	16,099,752	23,872

Basic and Diluted loss per share	$(0.02)	$(6.82)	$(0.17)	$(64.27)
The Company considers Series C Convertible Preferred Stock to be participating securities in presentation of earnings per share. For the three and nine months ended September 30, 2019 and 2018, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.
The weighted average of potential common stock equivalents outstanding during the three and nine months ended September 30, 2019 and 2018 have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock purchase warrants	1,073,319	2,392,760	1,776,216	2,398,651
Restricted stock units	120,773	140,097	123,675	58,717
Common stock options	4,033,038	4,371,764	4,178,663	2,786,400
Total	5,227,130	6,904,621	6,078,554	5,243,768
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
The impact from adopting ASU 2017-11 on the Company’s unaudited condensed consolidated balance sheets and condensed consolidated statements of operations as of and for the following periods is as follows:
	For the Three Months Ended September 30, 2018
	Balances prior to Adoption of ASU 2017-11	Balances after the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability loss	$(1,053)	$(79)	$(974)
Balance Sheet
Fair value of warrant liability	$1,342	$104	$(1,238)

	For the Nine Months Ended September 30, 2018
	Balances prior to Adoption of ASU 2017-11	Balances after the Adoption of ASU 2017-11	Effect of Adoption Higher/(Lower)
Statement of Operations
Change in fair value of warrant liability loss	$(1,275)	$(101)	$(1,174)
Balance Sheet
Fair value of warrant liability	$1,342	$104	$(1,238)

The effect of the adoption on loss per share attributable to common stock and Series C Preferred stock for the three and nine months ended September 30, 2018 was to decrease the basic and diluted loss per share by $0.03 and $10.91 and $0.05 and $17.43 respectively.

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
For the purposes of US GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these are not contractually operating leases, the Company sells the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since in these arrangements the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office while the Company may exercise the right to remove the equipment upon notice, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable lease payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight line basis as the lasers are being used over the term period specified in the agreement. Variable lease payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean distributor, the Company sells access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months with termination in the event of the customers’ failure to remit payments timely with a potential buy-out at the end of the term of the contract. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.
With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.
In the Dermatology Procedures Equipment segment the Company sells its products internationally through a distributor and as of the third quarter of 2019 the Company also sells its products through its Korean distributor, and domestically directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to either the Company's distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $373, and the Company expects to recognize $211 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where we have received payments, but we have not yet satisfied the related performance obligations. The advance consideration received from customers for the services is a contract liability until services are provided to the customer. The $211 of short-term contract liabilities is presented as deferred revenues and the $162 of long-term contract liabilities is presented within Other Liabilities on the September 30, 2019 Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2019, the Company recognized $55 and $130, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2018.
With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.
The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and nine months ended September 30, 2019 and 2018, the Company recorded such reimbursements in the amounts of $213 and $545, and $167 and $467, respectively.
The following tables present the Company’s revenue disaggregated by geographical region for the three and nine months ended September 30, 2019 and 2018, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia.
	Three Months Ended September 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,991	$241	$6,232
Foreign	-	1,248	1,248
Total	$5,991	$1,489	$7,480

	Nine Months Ended September 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$17,142	$943	$18,085
Foreign	-	4,603	4,603
Total	$17,142	$5,546	$22,688

	Three Months Ended September 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,393	$366	$5,759
Foreign	-	1,970	1,970
Total	$5,393	$2,336	$7,729

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

	Nine Months Ended September 30, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$15,186	$1,337	$16,523
Foreign	-	5,333	5,333
Total	$15,186	$6,670	$21,856
Note 4
Inventories:
Inventories consist of:
	September 30, 2019	December 31, 2018
Raw materials and work in progress	$3,117	$2,442
Finished goods	469	352
Total inventories	$3,586	$2,794
Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 5
Property and Equipment, net:
Property and equipment consist of:
	September 30, 2019	December 31, 2018
Lasers placed-in-service	$19,647	$18,515
Equipment, computer hardware and software	147	168
Furniture and fixtures	125	124
Leasehold improvements	26	26
	19,945	18,833
Accumulated depreciation and amortization	(15,377)	(13,532)
Property and equipment, net	$4,568	$5,301

Depreciation and related amortization expense was $637 and $850 for the three months ended September 30, 2019 and 2018, respectively; and $2,079 and $2,762 for the nine months ended September 30, 2019 and 2018, respectively.
Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets as of September 30, 2019:
	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(2,422)	$3,278
Product technology	2,000	(1,700)	300
Customer relationships	6,900	(2,933)	3,967
Tradenames	1,500	(638)	862
	$16,100	$(7,693)	$8,407

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Related amortization expense was $453 and $452 for the three months ended September 30, 2019 and 2018, respectively; and $1,358 and $1,381 for the nine months ended September 30, 2019 and 2018, respectively.
Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2019.
During the three months ended March 31, 2018, the Company wrote off distributor rights of $286 and accumulated amortization of $60 related to the discontinuance of the Nordlys product line and the net value written off of $226 was recorded in selling and marketing expense. In the three months ended June 30, 2018, the Company wrote off distributor liabilities of $237 as a result of the termination of the agreement on May 31, 2018 and the net value written off of $11 was recorded in selling and marketing expense for the nine months ended September 30, 2018.
Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:
Remaining 2019	$452
2020	1,610
2021	1,410
2022	1,410
2023	1,410
Thereafter	2,115
Total	$8,407
Note 7
Other Accrued Liabilities:
Other accrued liabilities consist of:
	September 30, 2019	December 31, 2018

Accrued warranty, current	$179	$156
Accrued compensation, including commissions and vacation	1,190	1,275
Accrued state sales, use and other taxes	2,985	2,719
Accrued professional fees and other accrued liabilities	583	350
Total other accrued liabilities	$4,937	$4,500

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
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three and nine months ended September 30, 2019 and 2018, is summarized as follows:
	Three Months Ended, September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accrual at beginning of period	$291	$235	$238	$178
Additions charged to warranty expense	26	71	169	209
Expiring warranties/claimed satisfied	(61)	(90)	(151)	(171)
Total	256	216	256	216
Less: current portion	(179)	(146)	(179)	(146)
Total long-term accrued warranty costs	$77	$70	$77	$70
Note 8
Long-term Debt:
The following summarizes the Company’s long-term debt:
	September 30, 2019	December 31, 2018
Term note, net of debt discount and deferred financing cost	$7,504	$7,397
Less: current portion	(2,524)	(252)
Total long-term debt	$4,980	$7,145

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
$7,571
Note 9
Warrants:
The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the three and nine months ended September 30, 2019, warrants to purchase 137,143 and 265,947 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives.  These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had deminimus fair values as of December 31, 2018. There was no change in fair value of these derivatives for the three and nine months ended September 30, 2019.
Outstanding common stock warrants at September 30, 2019 consist of the following:
Issue Date	Expiration Date	Total Warrants	Exercise Price
June 22, 2015	June 22, 2020	600,000	$3.75
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		749,901

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Note 10
Stock-based Compensation:
As of September 30, 2019, the Company had options to purchase 4,033,038 shares of common stock outstanding with a weighted-average exercise price of $1.78. As of September 30, 2019, options to purchase 1,772,473 shares are vested and exercisable. During the nine months ended September 30, 2019, 86,250 in options were exercised at a weighted-average exercise price of $1.74 which resulted in the issuance of 36,410 shares of common stock. There are 1,385,011 awards available for issuance as of September 30, 2019.
In connection with the closing of the Financing, there were changes to the board of directors and the Company issued equity grants to new members as well as equity grants to all members as compensation. In total, in 2018 the Company granted 140,097 restricted stock units to the board members at a fair value of $2.07. Restricted stock units of 19,324 issued to the Chairman were cancelled in January 2019. The restricted stock units vested quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $290.
Stock-based compensation expense, which is included in general and administrative expense, for the three and nine months ended September 30, 2019, was $257 and $883, respectively; and for the three and nine months ended September 30, 2018, was $367 and $570, respectively. As of September 30, 2019, there was $1,627 in unrecognized compensation expense, which will be recognized over a weighted average period of .93 years.
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
Income tax benefit of $22 and $111 and for the three and nine months ended September 30, 2019, and a benefit of $80 and $0 for the three and nine months ended September 30, 2018, respectively, was comprised primarily of the change in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.
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
The following tables reflect results of operations from our business segments for the periods indicated below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Three Months Ended September 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,991	$1,489	$7,480
Costs of revenues	1,966	889	2,855
Gross profit	4,025	600	4,625
Gross profit %	67.2%	40.3%	61.8%

Allocated operating expenses:
Engineering and product development	226	23	249
Selling and marketing	2,762	125	2,887

Unallocated operating expenses	-	-	2,218
	2,988	148	5,354
Income (loss) from operations	1,037	452	(729)

Interest expense, net	-	-	(153)

Income (loss) before income taxes	$1,037	$452	$(882)

Nine Months Ended September 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$17,142	$5,546	$22,688
Costs of revenues	5,492	3,052	8,544
Gross profit	11,650	2,494	14,144
Gross profit %	68.0%	45.0%	62.3%

Allocated operating expenses:
Engineering and product development	666	122	788
Selling and marketing	8,301	610	8,911

Unallocated operating expenses	-	-	7,398
	8,967	732	17,097
Income (loss) from operations	2,683	1,762	(2,953)

Interest expense, net	-	-	(433)

Income (loss) before income taxes	$2,683	$1,762	$(3,386)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Three Months Ended September 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,393	$2,336	$7,729
Costs of revenues	1,794	1,305	3,099
Gross profit	3,599	1,031	4,630
Gross profit %	66.7%	44.1%	59.9%

Allocated operating expenses:
Engineering and product development	177	47	224
Selling and marketing	2,270	217	2,487

Unallocated operating expenses	-	-	2,289
	2,447	264	5,000
Income (loss) from operations	1,152	767	(370)

Interest expense, net	-	-	(239)
Change in fair value of warrant liability	-	-	(79)
Income (loss) before income taxes	$1,152	$767	$(688)

Nine Months Ended September 30, 2018

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$15,186	$6,670	$21,856
Costs of revenues	5,702	4,290	9,992
Gross profit	9,484	2,380	11,864
Gross profit %	62.5%	35.7%	54.3%

Allocated operating expenses:
Engineering and product development	661	170	831
Selling and marketing	6,655	1,082	7,737

Unallocated operating expenses	-	-	6,583
	7,316	1,252	15,151
Income (loss) from operations	2,168	1,128	(3,287)

Interest expense, net	-	-	(930)
Change in fair value of warrant liability	-	-	(101)

Income (loss) before income taxes	$2,168	$1,128	$(4,318)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

Note 13
Significant Customer Concentration:
For the three and nine months ended September 30, 2019, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,050 and $4,407, or 14% and 19%, respectively, of total revenues for such period. At September 30, 2019, the accounts receivable balance from GlobalMed Technologies was $736, or 20% of total net accounts receivable.
For the three and nine months ended September 30, 2018, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $2,113 and $5,379, or 27% and 25%, respectively, of total revenues for such period.
No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2019 and 2018. No other customer represented more than 10% of total accounts receivable as of September 30, 2019.
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
Note 15
Commitments:
Leases
The Company recognizes right-of-use assets (“ROU Assets”) and operating lease liabilities (“Lease Liabilities”) when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 5 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. The Company entered into an addendum with FR National Life, LLC for the Carlsbad facility. The extension began on October 1, 2019 for five years and was executed on May 1, 2019. The ROU assets and lease liabilities increased by $784. Included in cash flows provided by operations for the nine months ended September 30, 2019, there was amortization of right-of-use assets of $240.
Operating lease costs were $108 and $335 for the three and nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $110 and $314 for the three and nine months ended September 30, 2019. As of September 30, 2019, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 4.4 years. The following table summarizes the Company’s operating lease maturities as of September 30, 2019:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)

For the year ending December 31,	Amount
Remaining 2019	$57
2020	436
2021	456
2022	371
2023	242
Thereafter	186
Total remaining lease payments	1,748
Less: imputed interest	(335)
Total lease liabilities	$1,413
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
The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2019, there were 784 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 746 at the end of December 31, 2018. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2018, over 275,000 XTRAC laser treatments were performed on approximately 17,000 patients in the United States.
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
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2019, except for the adoption of the new lease standard as discussed under Adoption of New Accounting Standards within Note 1 to the condensed consolidated financial statements. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018, of our Annual Report on Form 10-K as filed with the SEC on October 29, 2019.
Results of Operations
Sales and Marketing
As of September 30, 2019, our sales and marketing personnel consisted of 59 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.
Revenues
The following table presents revenues from our segments for the periods indicated below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2019	2018	2019	2018
Dermatology Recurring Procedures	$5,991	$5,393	$17,142	$15,186
Dermatology Procedures Equipment	1,489	2,336	5,546	6,670

Total Revenues	$7,480	$7,729	$22,688	$21,856

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended September 30, 2019, was $5,991, which we estimate is approximately 69,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended September 30, 2018, of $5,393, which we estimate is approximately 55,000 treatments, with prices between $65 to $95 per treatment.
Recognized treatment revenue for the nine months ended September 30, 2019, was $17,142, which we estimate is approximately 196,000 treatments with prices between $65 and $95 per treatment compared to the recognized treatment revenue for the nine months ended September 30, 2018, of $15,186, which approximates 156,000 treatments with prices between $65 and $95 per treatment.
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
Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2019 and 2018, we deferred net revenues of $2,217 and $1,739, respectively, which will be recognized as revenue over the remaining usage period.
In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply the same recurring revenue model we have in the United States.  We placed 2 systems in the third quarter under this contract.
Dermatology Procedures Equipment
For the three months ended September 30, 2019, dermatology equipment revenues were $1,489. Internationally, we sold 9 (all XTRAC). Domestically, we sold 1 XTRAC system during the three months ended September 30, 2019.
For the three months ended September 30, 2018, dermatology equipment revenues were $2,336. Internationally, we sold 34 systems (18 XTRAC and 16 VTRAC). Domestically, we sold 4 XTRAC systems for the three months ended September 30, 2018.
For the nine months ended September 30, 2019, dermatology equipment revenues were $5,546. Internationally, we sold 54 systems (52 XTRAC and 2 VTRAC). Domestically, we sold 5 XTRAC systems during the nine months ended September 30, 2019.
For the nine months ended September 30, 2018, dermatology equipment revenues were $6,670. Internationally, we sold 78 systems (55 XTRAC and 23 VTRAC). Domestically, we sold 12 XTRAC systems during the nine months ended September 30, 2018.
.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Dermatology Recurring Procedures	$1,966	$1,794	$5,492	$5,702
Dermatology Procedures Equipment	889	1,305	3,052	4,290
Total Cost of Revenues	$2,855	$3,099	$8,544	$9,992

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:
Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$7,480	$7,729	$22,688	$21,856
Percent (decrease) increase	(3.2)%		3.8%
Cost of revenues	2,855	3,099	8,544	9,992
Percent decrease	(7.9%)		(14.5%)
Gross profit	$4,625	$4,630	$14,144	$11,864
Gross profit percentage	61.8%	59.9%	62.3%	54.3%
Gross profit decreased to $4,625 for the three months ended September 30, 2019 from $4,630 during the same period in 2018. As a percent of revenue, the gross margin was 61.8% for the three months ended September 30, 2019, as compared to 59.9% for the same period in 2018. Gross profit increased to $14,144 for the nine months ended September 30, 2019, from $11,864 during the same period in 2018. As a percent of revenue the gross margin was 62.3% for the nine months ended September 30, 2019, as compared to 54.3% for the same period in 2018. This is the result of higher revenue in the recurring revenue segment as well as lower depreciation on lasers placed in service and higher sales of the Nordlys product line in 2018 which carries a lower gross profit.
Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$5,991	$5,393	$17,142	$15,186
Percent increase	11.1%		12.9%
Cost of revenues	1,966	1,794	5,492	5,702
Percent increase (decrease)	9.6%		(3.7%)
Gross profit	$4,025	$3,599	$11,650	$9,484
Gross profit percentage	67.2%	66.7%	68.0%	62.5%
The primary reasons for the increase in gross profit for the three and nine months ended September 30, 2019, is the result of higher number of treatments sold in the same periods of 2019 as compared to the comparable periods in 2018 and lower depreciation expense on lasers placed in the field. Incremental treatments delivered on existing equipment incur negligible incremental costs, so increases and decreases in the volume treatments have a favorable impact on the gross margins percentages.

Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,489	$2,336	$5,546	$6,670
Percent decrease	(36.3%)		(16.9%)
Cost of revenues	889	1,305	3,052	4,290
Percent decrease	(31.9%)		(28.9%)
Gross profit	$600	$1,031	$2,494	$2,380
Gross profit percentage	40.3%	44.1%	45.0%	35.7%
The primary reason for the change in gross margin percent for the three months ended September 30, 2019 was lower gross margin on part sales. The primary reason for the change in the gross margin percent for nine months ended September 30, 2019, for dermatology procedures equipment, compared to the same period in 2018, was higher sales of the Nordlys product line in 2018 which carries a lower gross profit and lower selling prices in 2018 as compared to 2019.
Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2019, increased to $249 from $224 for the three months ended September 30, 2018. Engineering and product development costs for the nine months ended September 30, 2019, decreased to $788 from $831 for the nine months ended September 30, 2018. The decrease was primarily due to employee severance costs incurred during the nine months ended September 30, 2018, associated with certain discontinued research and development efforts.
Selling and Marketing Expenses
For the three months ended September 30, 2019, selling and marketing expenses were $2,887 as compared to $2,487 for the three months ended September 30, 2018. Sales and marketing expenses were higher primarily due to our decision to increase direct to consumer advertising and trade show and meeting spending in 2019 over the comparable period in 2018. For the nine months ended September 30, 2019, selling and marketing expenses increased to $8,911 from $7,737 for the same period in 2018 as a result of our decision to increase direct to consumer advertising and trade show and meeting spending in 2019 over the comparable period in 2018.  Also included in 2018 was a write-off of distributor rights liabilities of $237.
General and Administrative Expenses
For the three months ended September 30, 2019, general and administrative expenses decreased to $2,218 from $2,289 for the three months ended September 30, 2018. While we incurred accounting and legal costs associated with our restatement of the financial statements as disclosed in the Annual Report on Form 10-K these costs have been offset in the quarter by lower stock compensation costs, lower facility costs, and lower bank and credit card fees. For the nine months ended September 30, 2019, general and administrative expenses increased to $7,398 from $6,583 for the same period in 2018 primarily as a result of $1,700 in accounting and legal costs associated with the Company’s restatement of its financial statements as disclosed in the Annual Report on Form 10-K.
Interest Expense, Net
Interest expense for the three months ended September 30, 2019, was $153 compared to $239 in the three months ended September 30, 2018. The decrease in interest expense for the three ended September 30, 2019, was the result of interest income of $84 in 2019. For the nine months ended September 30, 2019, interest expenses decreased to $433 from $930 for the same period in 2018 related to the lower interest paid on the MidCap debt as a result of the $3,000 pay down in May 2018 and we received interest income of $276 in 2019.
Change in Fair Value of Warrant Liability
In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) and FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we re-measured the fair value of our warrants that were recorded at their fair value and recognized as liabilities. For the three and nine months ended September 30, 2019, there was no gain or loss associated with warrants. For the three and nine months ended September 30, 2018, $79 and $101 was recognized in other expenses. All such warrants have expired as of February and April 2019.
Income Taxes
The Company recognized income tax benefit of $22 and $111 for the three and nine months ended September 30, 2019, and a benefit of $80 and $0 for the three and nine months ended September 30, 2018, was comprised primarily of the change in deferred tax liability related to goodwill.
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
Reconciliation of reported net loss to non-GAAP adjusted EBITDA
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net Loss	$(860)	$(608)	$(3,275)	$(4,318)

Adjustments:
Depreciation/amortization*	1,183	1,302	3,677	4,143
Income taxes	(22)	(80)	(111)	-
Interest expense, net	153	239	433	930

Non-GAAP EBITDA	454	853	724	755

Stock compensation	257	367	883	570
Change in fair value of warrants	-	79	-	101
Loss on disposal of property and equipment	-	-	-	280
Gain on cancellation of distributor rights agreement	-	-	-	(11)

Non-GAAP adjusted EBITDA	$711	$1,299	$1,607	$1,695
* Includes depreciation of lasers placed-in-service of $629 and $838 for the three months ended September 30, 2019 and 2018, respectively; and $2,054 and $2,694 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources
As of September 30, 2019, we had $11,795 of working capital compared to $14,595 as of December 31, 2018. The change in working capital was primarily the result in the increase in the current portion of long-term debt. Cash and cash equivalents were $16,228 as of September 30, 2019, as compared to $16,487 as of December 31, 2018.
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
We have experienced recurring operating losses and, annually prior to 2017, negative cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash and cash equivalents, combined with the anticipated revenues from the rental or sale of our products and the investment described above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report. In our debt modification with MidCap in the prior year, MidCap reduced the restrictive covenants, however, if we fail to meet the monthly revenue covenants per the MidCap loan agreement, we may be declared in breach of the credit facility agreement and MidCap will have the option to call the loan balance.
Net cash and cash equivalents provided by operating activities was $1,116 for the nine months ended September 30, 2019, compared to cash provided by operating activities of $1,795 for the nine months ended September 30, 2018. The decrease in cash flows provided by operating activities for the nine months ended September 30, 2019, was primarily the result of increases in accounts receivable and inventory.
Net cash and cash equivalents used in investing activities was $1,375 for the nine months ended September 30, 2019, compared to cash used in investing activities of $1,283 for the three months ended September 30, 2018.
There were no cash flows from financing activities for the nine months ended September 30, 2019, compared to cash provided by financing activities of $11,307 for the three months ended September 30, 2018. In 2018, we had the investment described above and paid down $3,000 on the MidCap debt and $357 repayment on the notes payable.
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
Off-Balance Sheet Arrangements
At September 30, 2019, we had no off-balance sheet arrangements.

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

ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.
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
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.
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
ITEM 1A.  Risk Factors
A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and filed with the SEC on October 29, 2019. There have been no material changes to these risks during the nine months ended September 30, 2019.
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

STRATA SKIN SCIENCES, INC.

Date November 18, 2019	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date November 18, 2019	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer