Form 10-K/A
STRATA Skin Sciences, Inc.
filed 2019-11-20
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [_X_] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).

Yes [_X_] No [_]

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

As of November 9, 2019, the number of shares outstanding of our common stock was 32,903,287.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of STRATA Skin Sciences, Inc. (the "Company") for the year ended December 31, 2018, originally filed on October 30, 2019 (the "Original Filing"), is being filed solely to include the consents of the independent registered public accounting firms as Exhibits 23.1 and 23.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.

23.1	Consent of Marcum, LLP
23.2	Consent of EisnerAmper, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

November 20, 2019	By: /s/ Dolev Rafaeli
Dolev Rafaeli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Dolev Rafaeli	President, Chief Executive Officer (Principal Executive Officer), and Director	November 20, 2019
Dolev Rafaeli
/s/ Matthew Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	November 20, 2019
Matthew Hill
/s/ Uri Geiger	Director, Chairman of the Board	November 20, 2019
Uri Geiger
/s/ David Gill	Director	November 20, 2019
David Gill
/s/ Samuel Navarro	Director	November 20, 2019
Samuel Navarro
/s/ Shmuel Rubinstein	Director	November 20, 2019
Shmuel Rubinstein
/s/ Nachum Shamir	Director	November 20, 2019
Nachum Shamir
/s/ LuAnn Via	Director	November 20, 2019
LuAnn Via