Form 10-K
period 2019-12-31
STRATA Skin Sciences, Inc.
filed 2020-03-17
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [_X _] No [__]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁ les).

Yes [_X _] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [___]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2019, was 32,903,287 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $49,145,678, computed by reference to the closing market price $2.49 of the common stock as of June 28, 2019, and 19,737,220 shares held by non-affiliates.

As of March 10, 2020, the number of shares outstanding of our common stock was 33,714,362.

Documents Incorporated by Reference
None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements include, but are not limited to, statements about:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market, competitive conditions, and competitive product introductions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates;
•	changes to third-party reimbursement of laser treatments using our devices;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	anticipated results of existing or future litigation;
•
the risks related to our identified material weaknesses in our internal controls over financial reporting and our efforts to remediate those controls could adversely affect our ability to report our financial condition and results of operations in  timely and accurate manner;

•	health emergencies, the spread of infectious disease or pandemics; and
•	descriptions or assumptions underlying or related to any of the above items.

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

PART I
Item 1. 11
Business

Our Company

Overview

We are a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Our products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

Corporate Information

We were incorporated in the State of New York in 1989 under the name Electro-Optical Sciences, Inc. and subsequently reincorporated under the laws of the State of Delaware in 1997. In April 2010, we changed our name to MELA Sciences, Inc. On January 5, 2016, we changed our name to STRATA Skin Sciences, Inc.

In June 2015 we completed the acquisition of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc. (the “Acquisition”). Prior to the Acquisition the Company’s only product was the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. In March 2017 we sent a notice to the 90 owners of MelaFind devices in the United States informing them that, effective September 30, 2017, we would no longer support the device. We have since discontinued all research and development, sales and support activity related to MelaFind. We continue to maintain the patent portfolio for the related intellectual property, as we believe these assets may have value to a potential developer of similar technology. In 2018, we sold a perpetual license of certain MelaFind assets to a third party for $0.2 million.

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

In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPAs, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of common stock of the Company held by the stockholder or issuable to the stockholder upon conversion of shares of the Company’s Series C Convertible Preferred Stock held by the stockholder, (a)at December 31, 2019, the threshold per share price under the Leak-Out Agreements is $1.4815, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in their respective stock purchase agreements) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries. At April 1, 2020 the threshold is $1.6564 and after July 1, 2020 rises to $1.7514 and increases in various increments to $3.24 in April 2023.

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

MidCap Credit Facility Extinguishment and Fixed Rate – Term Promissory Note

On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust in 2015. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there were no principal payments due. The interest rate on the credit facility was one-month LIBOR plus 7.25%. Principal payments began December 2019. Principal payments beginning December 2019 were $252,000 plus interest per month.

On December 30, 2019, we closed on a $7.3 million loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). Our obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the we have pledged the proceeds of a time deposit account in the amount of the loan to the commercial bank. We fully repaid (including payment of termination and exit fees) our existing long-term debt credit facility with Midcap Financial Trust.  The transaction was accounted for as a debt extinguishment and we recorded a loss of $414,000.

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

We currently market four XTRAC excimer models. In October 2018 we announced the launch of XTRAC S3®, which is smaller, faster and has a new user interface as compared to previous XTRAC generations. In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform. This clearance is the first full platform clearance since 2008. Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database. We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets. The Momentum, S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis. We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 820 systems were, as of December 31, 2019, included in the recurring revenue model. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. In markets outside the U.S. the XTRAC laser is marketed primarily as a capital sale through a master international distributor to distributors in over twenty-five countries. The VTRAC is marketed exclusively in international markets through the same master international distributor.

In July 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. The term is for twelve months with up to four additional twelve-month terms subject to certain conditions.

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
Systemic medications:
There are a number of prescription medications available for psoriasis, which are given either by mouth or as an injection. The popularity and use of these medications are growing significantly, notwithstanding their cost and their potentially severe side-effects.

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease. In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin's melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re-pigmentation may last for several years. Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed. However, over the past several years, there has been a significant increase in insurance coverage for these procedures and we estimate that currently approximately 86% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage.

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

STRATAPEN

In January 2017 we entered into an OEM agreement with Esthetic Education, LLC to private label the STRATAPEN device. STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results. This contract expired in January 2020.

 The Nordlys System

In March 2017, we announced that we had become the US distributor for the Nordlys laser, a device representing the latest technology in non-ablative fractionated laser technology in the medical aesthetic field.

In March 2018 we determined we would no longer market the line. In June 2018 the Company terminated the contract and wrote down all inventory and fixed assets related to the product line to the net realizable value and recorded an expense of $280,000 in cost of revenues.

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

Manufacturing

We manufacture our XTRAC products at our 17,000 sq. ft. facility in Carlsbad, California. Our California facility is certified as ISO 13485 compliant. ISO 13485 is an International standardization written by the International Organization for Standardization, which publishes requirements for a comprehensive quality management system for the design and manufacture of medical devices. Certification to the standard is awarded by accredited third parties. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

Research and Development Efforts

Our research and development team, including engineers, consists of approximately six employees. We conduct research and development activities at our facility located in Carlsbad, California. Currently, our research and development efforts are focused on the application of our XTRAC system for the treatment of inflammatory skin disorders.

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2019, 26 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. Of those issued, 10 U.S. patents and one German patent relate to the XTRAC and VTRAC product lines and eighteen U.S. patents. Additionally, the Company maintains 16 patents from Mela Sciences, Inc. related to the MelaFind product.

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

In January 2020, we announced the FDA granted 510(k) clearance for our XTRAC Momentum Excimer Laser System platform.

We are subject to routine inspection by the FDA and, as noted above, must comply with a number of regulatory requirements applicable to firms that manufacture medical devices and other FDA-regulated products for distribution within the U.S., including requirements related to device labeling (including prohibitions against promoting products for unapproved or off-label uses), facility registration, medical device listing, adherence to the FDA’s Quality System Regulation, good manufacturing processes and requirements for the submission of reports regarding certain device-related adverse events to the FDA.

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

HIPAA Fraud and Other Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a class of federal crimes known as the “federal health care offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false or fraudulent pretenses, any money under the control of any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal health care offenses are deemed by statute to have committed the offense and are punishable as a principal.

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

Effective January 1, 2020 The California Consumer Privacy Act (CCPA) became effective. The CCPA provides certain privacy protections for California residents not generally available to citizens of any other state. The law provides California residents with the right to know that their personal data is being collected; know whether that data is being sold or disclosed; to prevent the sale of their personal information; to access their personal data; to request that a business delete their personal information; and to not be discriminated against for exercising these rights.

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

As of December 31, 2019, the national rates were as follows:

•	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2019 national payment of $166.37 per treatment;
•	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2019 national payment of $182.25 per treatment; and
•	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2019 national payment of $248.66 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2019, we had 115 full-time employees, which consisted of two executive officers, two vice presidents, 59 sales and marketing staff, 18 people engaged in manufacturing of lasers, 15 customer-field service personnel, 6 engaged in research and development and 12 finance and administration staff.

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

We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2019, was approximately $3.8 million, and as of December 31, 2019, we had an accumulated deficit of approximately $214.6 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow. We believe that our cash and cash equivalents as of December 31, 2019, combined with the anticipated revenues from the sale of our products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report.

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

Due to the delayed filing with the Commission of our Form 10-K for the year ended December 31, 2018, and Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the Commission of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 under the Securities Exchange Act of 1934 until November 14, 2020, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were to experience delays in making our future periodic filings with the Commission, it could subject us to delisting of our common stock from trading on Nasdaq. The delisting of our common stock could adversely affect the market price of and hinder our stockholders' ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock were delisted, there could be no assurance of it again being listed for trading on Nasdaq or any other exchange.

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

We have generated limited worldwide commercial distribution for our products. In the United States, our XTRAC systems are placed at physician offices at no upfront charge to the physician and we are generally paid on a per-usage method where we retain ownership of the system. We cannot assure you that our products and services will find sufficient acceptance in the marketplace under our sales strategies.

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

In addition, medical insurance policies and treatment coverage have been and may be affected by the parameters of the ACA or successor policies enacted by the current or any new administration. While the ACA's stated purpose is to expand access to coverage, it also mandates certain requirements regarding the types and limitations of insurance coverage. There can be no guarantee that the changes in coverage under the ACA will not affect the type and level of reimbursement for our products.

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

As of March 10, 2020, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 86% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

If we fail to execute our recurring revenue strategy outside the United States, we may have difficulty replacing the lost revenue from equipment sales, which would negatively affect our results and operations.

As we begin to transition our international business from capital sales to the recurring revenue model, we will reduce our capital sales in the short term for higher recurring revenue in the long term. If we and our in-country distributors fail to obtain recurring customers timely, it could have a negative impact on our revenues and profitability.

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

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. Our products are highly complex, and some are used to treat delicate skin conditions on and near a patient's face. In addition, the clinical testing, manufacturing, marketing and use of certain of our products and procedures may also expose us to product liability, FDA regulatory and/or legal actions, or other claims. If a physician elects to apply an off-label use and the use leads to injury, we may be involved in costly litigation. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system during patient treatment may expose us to third-party claims if we are accused of providing inadequate training. We may also be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians in connection with the use of our products on patients. If these physicians are not properly trained or are negligent, the capabilities and safety features of our products may be diminished or the patient may suffer critical injury. We may also be subject to claims that are caused by the actions of our suppliers, such as those who provide us with components and sub-assemblies.

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

Our medical device operations are subject to FDA regulatory requirements.

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

We rely on our patents, patent applications and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law. Therefore, we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications and other intellectual property rights are invalidated, rejected or found unenforceable, those outcomes could reduce or eliminate any competitive advantage we might otherwise have had.

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

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our cash and cash equivalents, current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next twelve months following the filing of this Report. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers in the U.S. and international markets, as well as domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that an acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

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

If it became necessary to take one or more of the above-listed actions, then our perceived valuation may be lower, which could impact the market price of our stock. Further, the effects on our operations, financial performance and stock price may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner and when needed, and our ability to do so may be limited significantly due to the instability of the global financial markets and the resulting limitations on available financing to us and to potential licensees, buyers and investors. Additionally, these options may not be available to us as all of our assets have been pledged as security for the various financings.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. One jurisdiction has assessed us an amount of $801,000 for the period from March 2014 through August 2017. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. The second jurisdiction has made an initial preliminary assessment of $724 from June 2015 through March 2018 plus interest of $171 through April 2020. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2019, and 2018, and have estimated our sales and use tax liability to be approximately $3.2 million and $2.7 million, respectively. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed to be subject to sales tax in a particular state are more likely than not and accordingly, the basis for measurement of the state sales and use tax would be in accordance with ASC 405, Liabilities as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more-likely-than-not that the Company would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements remain uncertain.

We may be subject to disruptions or failures in our information technology systems and network infrastructures, including through cyber-attacks or other third-party breaches that could have a material adverse effect on our business.

We rely on efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information.

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

We have also outsourced significant elements of our information technology infrastructure and as a result we depend on third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by its employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, results of operations and financial condition.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of a novel strain of coronavirus, which surfaced in Wuhan, China, or other epidemics to the extent that coronavirus or any other epidemic harms the Chinese economy in general.  Our Chinese distributor is located in Wuhan, China.  While the impact on operations of our distributor is expected to be temporary, the duration of the business disruption, reduced ability to distribute our devices in the country and related financial impact cannot be reasonably estimated at this time and could have a material impact on our financial position and cash flow. Additionally, as the virus spreads to other countries, its impact on the international markets, including South Korea and Japan, could adversely affect our sales and reduce our ability to distribute devices in any and all international markets.

Domestically, as the procedures in which our devices are used are elective in nature; if social distancing, travel restrictions, quarantines or other restrictions become prevalent in the United States this could have a material impact on our recurring revenue model and our financial position and cash flow. The virus has disrupted the supply chain from China and other countries. We depend upon our supply chain, which includes China and other domestic and international markets to provide a steady source of components to manufacture and repair our devices. A shut-down of suppliers within our supply chain would severely disrupt our ability to sell, place and repair our products and this would have a material impact on our financial position and cash flow.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

The extent to which the health emergencies, the spread of infectious disease and pandemics impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

On September 20, 2017, we announced the closing of an exchange transaction pursuant to the Securities Exchange Agreement (the "Exchange Agreement") dated as of June 7, 2017, between us and holders of our June 2015 Debentures and July 2014 Debentures. In closing the exchange transaction, the holders of the Debentures exchanged the Debentures, having an aggregate principal amount of approximately $40.5 million, into 40,482 shares (the "Preferred Shares") of our newly created Series C Convertible Preferred Stock. The Preferred Shares are convertible into a total of approximately 15,049,000 shares of our common stock. Each Preferred Share has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. As of March 10, 2020, 40,482 Preferred Shares have been converted into 15,049,142 shares of common stock.

In 2019, we have identified material weaknesses in our internal control over financial reporting and such weaknesses have led to a conclusion that our disclosure controls and procedures were not effective for prior periods, including as of December 31, 2018. We have begun our remediation process, however, these material weaknesses have not been remediated. In addition, if we discover additional weaknesses, and we are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, it could have an adverse effect on our results of operations, our stock price and investor confidence in our Company.

We had previously reported in our Annual Report for the fiscal year ended December 31, 2018 based on our evaluation as of and for the period then ended our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses described below.

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

Control Environment

In 2019, we identified certain deficiencies in our internal controls relating to the period from 2018 and prior years, which aggregated to a material weakness in the control environment component of the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (the “COSO Framework).  The ineffective control environment resulted in a restatement of the consolidated financial statements of STRATA Skin Sciences, Inc. and Subsidiary as reported in the Company’s Annual Report for the year ended December 31, 2018.

Remediation Plans and Activities

We commenced measures to remediate the material weaknesses during the fourth quarter of 2019. Management, with the participation and input of the Audit Committee, was in engaged in remedial activities to address the material weaknesses described above and identified the following root causes:

•	We did not have appropriately qualified personnel to meet our control objectives and with an appropriate level of U.S. GAAP knowledge and experience to address the following concerns:
-	Properly review and evaluate the work performed by other Company personnel, outside experts and consultants related to complex accounting matters.
-	Properly select, document and continue evaluation of appropriate accounting policies.
-	Identify and assess risk associated with changes to Company’s structure and the impact on internal controls and perform an effective risk assessment.
•	We did not have adequate review procedures to assess the adequacy of the work performed by the experts including the applicability of applicable accounting standards.

In order to address the root causes of the material weaknesses described above we have evaluated each of the Company’s experts at question and in some cases terminated those relationships. We have planned, documented and executed procedures to test the work performed by experts retained by us and implemented additional management review controls. We have enhanced our documentation as it pertains to the work performed by experts. We have also enhanced our documentation as it pertains to the selection and continued evaluation of accounting policies and implemented additional management review controls. In addition, we committed to a plan on adding an additional experienced headcount with appropriate knowledge and experience in U.S. GAAP.

.

We are committed to maintaining a strong internal control environment, and we have performed the root cause analysis and have commenced the remediation process. We believe we are making progress toward achieving the effectiveness of our internal controls and will continue to assess the effectiveness of our internal controls. We will continue to take steps to remediate the above mentioned material weaknesses expeditiously.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•	failure of any of our products to achieve or continue to have commercial success;
•	the timing of regulatory approval for our future products;
•	adverse regulatory determinations with respect to our existing products;
•	results of our research and development efforts and our clinical trials;
•	the announcement of new products or product enhancements by us or our competitors;
•	regulatory developments in the U.S. and foreign countries;
•	our ability to manufacture our products to commercial standards;
•	developments concerning our clinical collaborators, suppliers or marketing partners;
•	changes in financial estimates or recommendations by securities analysts;
•	public concern over our products;
•	developments or disputes concerning patents or other intellectual property rights;
•	product liability claims and litigation against us or our competitors;
•	the departure of key personnel;
•	the strength of our balance sheet and any perceived need to raise additional funds;
•	variations in our financial results from expected financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of third-party reimbursement in the U.S. and other countries;
•	changes in accounting principles or practices;
•	general economic, industry and market conditions; and
•	future sales of our common stock.

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

We lease a 17,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease was set to expire on September 30, 2019. On May 1, 2019, we entered into the Fifth Amendment to the lease. The term of the lease commenced on October 1, 2019 and expires on September 30, 2024. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.

Item 3. Legal Proceedings

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required. We are currently under audit by two taxing jurisdictions, pertaining to sales and/or use tax. One jurisdiction has assessed us an amount of $801,000 for the period from March 2014 through August 2017. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. The second jurisdiction has made an initial preliminary assessment of $724,000 from June 2015 through March 2018 plus interest of $171,000 through April 2020. If it is found we are not exempt from sales tax in these states then potential tax liabilities including interest and penalties would be higher than accrued amounts.

Strata Skin Sciences, Inc. v. Ra Medical Systems, Inc., Court of Common Pleas, Montgomery Cty., PA, No. 201821421; Ra Medical Systems, Inc. v. Strata Skin Sciences, Inc., Uri Geiger, and Accelmed Growth Partners, L.P., U.S. District Court for the Southern District of California, No. 19-cv-0920 (AJB/MSB). On August 30, 2018, the Company and its Chairman, Dr. Uri Geiger (collectively, the “plaintiffs”), commenced an action in the Pennsylvania Court of Common Pleas in Montgomery County (the “Pennsylvania Court”) against Ra Medical Systems, Inc. (“Ra”) seeking a declaratory judgment that (1) the plaintiffs are not liable to Ra for any reason, including but not limited to claims of tortious interference, defamation, libel, or unfair competition and did not otherwise tortiously interfere with Ra’s initial public offering, or engage in any other wrongdoing, as a result of statements made in an email issued by Dr. Geiger on May 22, 2018, about which Ra had threatened to initiate litigation; (2) the plaintiffs made no actionable statements to UBS Investment Bank (“UBS”) regarding Ra; (3) the Company is not a successor or assign of PhotoMedex, Inc. (“PhotoMedex”); and, therefore, (4) Ra cannot enforce a settlement agreement (the “Ra Settlement Agreement”) between PhotoMedex and Ra against the Company. This case arose out of a demand letter issued by Ra relating to Dr. Geiger’s May 22, 2018, email to UBS.  In that demand letter, Ra asserted that certain statements in the email were false and caused damage to Ra, particularly with respect to Ra’s then planned initial public offering. Ra demanded that the statements be affirmatively and publicly retracted and further threatened that Ra would initiate a litigation process in California against the Company pursuant to the Ra Settlement Agreement that Ra entered into with PhotoMedex, a separate and distinct entity, and that Ra asserted was binding on the Company. The Company initiated this action in response to the threat of litigation and the alleged claims.   A number of substantive motions filed by the parties remain outstanding, including motions for summary judgment and a motion by the Company to enforce a settlement agreement that the Company contends the parties agreed upon to resolve this matter as well as the California action, discussed immediately below.

Ra commenced an action in the U.S. District Court for the Southern District of California (the “California Court”) on May 16, 2019, asserting claims against the Company, its Chairman, Dr. Uri Geiger, and Accelmed Growth Partners, L.P., of which Dr. Geiger is Co-Founder and Managing Partner, for (a) breach of the Ra Settlement Agreement with PhotoMedex, as discussed immediately above; (b) tortious interference with actual and prospective business opportunities; and (c) trade libel. The Company believes that these are the identical claims that form the basis of the Company’s action in Pennsylvania. Ra amended its complaint in this California action for the second time, on July 25, 2019. This second amended complaint added a claim against the Company for false advertising under the Lanham Act (15 U.S.C. § 1125(a)), alleging that the Company made false and misleading statements to Ra’s customers regarding potential patent infringement claims that the Company may have against Ra.  The Company and Dr. Geiger filed motions to dismiss and/or stay the California action on the basis that the action is duplicative of the Pennsylvania action discussed above and any and all related claims should be adjudicated in one forum.  Ra has filed a motion to file a supplemental second amended complaint.  All motions remain pending.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 10, 2020, we had 33,714,362 shares of common stock issued and outstanding. This did not include (i) options to purchase 4,908,038 shares of common stock, of which 1,906,275 were vested as of March 10, 2020, (ii) warrants to purchase up to 749,901 shares of common stock, all of which warrants were vested or (iii) vested restricted stock units of 140,082.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2019. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

	Number of Securities to be issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	4,908,038	$1.90	432,774

Equity compensation plans not approved by security holders	-	-	-
	4,908,038	$1.90	432,774

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

Introduction, Outlook and Overview of Business Operations

STRATA Skin Sciences is a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2019, there were 820 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, up from 746 at the end of December 31, 2018. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2019 over 337,000 XTRAC laser treatments were performed.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus® MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The agreement expired in January 2020.

During 2017 we entered into an agreement to license the Nordlys product line from Ellipse A/S. In 2018, following the Financing, we determined we would no longer market the line and the agreement was terminated. We discontinued carrying the Nordlys product line and the distribution agreement with Ellipse A/S was terminated on May 31, 2018.

In July 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sells and recurring revenues for the country of South Korea. The term is for twelve months with up to four additional twelve-month terms subject to certain conditions.

Key Technology

•
XTRAC® Excimer Laser. XTRAC originally received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC excimer laser delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
In the third quarter of 2018 we announced the FDA granted clearance for our Multi Micro Dose (MMD) tip for our XTRAC excimer laser. The MMD tip accessory is indicated for use in conjunction with the XTRAC laser system to filter the Narrow Band UVB (“NB-UVB”) light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular patient.

•	In the third quarter of 2018 we announced the launch of our S3, the next generation XTRAC. The S3 is smaller, faster and has a smart user interface.

•	In January 2020, we announced the FDA granted clearance of our XTRAC Momentum Excimer Laser platform,

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.

Recent Developments

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

In further consideration of entering into their respective stock purchase agreements, Sabby and Broadfin have each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) any shares of common stock of the Company held by the stockholder on the date hereof or issuable to the stockholder upon conversion of shares of the Company’s Series C Convertible Preferred Stock held by the stockholder on the date hereof, (a) at December 31, 2019, the threshold per share price under the Leak-Out Agreements was $1.48 from April 1 to June 30, 2020, at a price per share of the Company’s common stock less than $1.66 and after July 1, 2020 price per share of $1.75, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in their respective stock purchase agreements) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries. At April 1, 2020 the threshold is $1.6564 and after July 1, 2020 rises to $1.7514  and increases in various increments to $3.24 in April 2023.

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

MidCap Credit Facility Extinguishment and Fixed Rate-Term Promissory Note

On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust in 2015. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there were no principal payments due. The interest rate on the credit facility was one-month LIBOR plus 7.25%. Principal payments beginning December 2019 were $252,000 plus interest per month.

On December 30, 2019, we closed on a $7.3 million loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). Our obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which we have pledged, to the commercial bank, the proceeds of a time deposit account in the amount of the loan.  We fully repaid (including payment of termination and exit fees) our existing long-term debt credit facility with Midcap Financial Trust.  The transaction was accounted for as a debt extinguishment and the Company recorded a loss of $414.

Sales and Marketing

As of December 31, 2019, our sales and marketing personnel consisted of 59 full-time employees, inclusive of a vice president of sales, a direct sales organization, as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, deferred revenues, inventories, useful lives and impairment of property and equipment and of intangibles and goodwill, fair value of equity-based awards, sales and use tax, deferred taxes, financial instruments (derivative instruments and warrants) and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

In the Dermatology Recurring Procedures Segment we have two types of arrangements for our phototherapy treatment equipment as follows: (i) we place our lasers in a physician’s office at no charge to the physician, and generally charge the physician a fee for an agreed upon number of treatments; or (ii) we place our lasers in a physician’s office and charge the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since we sell the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since we provide the customers limited arrangement rights to use the treatment equipment and the treatment equipment resides in the physician’s office and we may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through our Korean distributor, we sell access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and includes a potential buy-out at the end of the term of the contract. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, we adopted the practical expedient to account for the arrangement as a single lease component.

In the Dermatology Procedures Equipment segment we sell our products internationally through distributors and domestically, directly to a physician. For the product sales, we recognize revenues when control of the promised products is transferred to either our distributors or end-user customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, we must have a present right to payment and legal title must have passed to the customer. We ship most of our products FOB shipping point, and as such, we primarily transfer control and record revenue upon shipment. From time to time we will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. We have elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period.

With respect to contract acquisition costs, we applied the practical expedient and expense these costs immediately.

Inventory

We account for inventory at the lower of cost or net realizable value. Cost is determined to be the purchased cost for raw materials and the production cost (labor and indirect manufacturing cost) for work-in-process and finished goods. The cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and is therefore included in raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

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

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2019, and 2018, allowance for doubtful accounts was $184 and $141, respectively.

Property and Equipment

As of December 31, 2019, and 2018, we had net property and equipment of $5,369 and $5,301, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician for access codes for an agreed upon number of treatments. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the recurring revenue business model. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy it elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill

Our balance sheet includes goodwill which is subject to an annual assessment for impairment under FASB ASC Topic 350, “Goodwill and Other Intangibles” and is not amortizable. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2019, and 2018, we had $8,803 of goodwill accounting for 18.6% and 18.5% of our total assets, respectively. The acquisition of the XTRAC and VTRAC businesses that gave rise to the recorded goodwill closed on June 22, 2015. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We test our goodwill for impairment at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment. The balance of our goodwill for each of our segments as of December 31, 2019, is as follows: Dermatology Recurring Procedures $7,958 and Dermatology Procedures Equipment $845. We completed our annual goodwill impairment analysis as of December 31, 2019, for our reporting units. Our assessment concluded that there was no impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. For both reporting units the fair value was in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Intangibles

All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis. As of December 31, 2019, and 2018, we had $7,955 and $9,765 of intangible assets accounting for approximately 16.8% and 20.6% of our total assets, respectively. The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, and trade names. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

Stock-based Compensation

We account for stock-based compensation to employees in accordance with the “Share-Based Payment” accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in our consolidated statements of operations. For performance-based awards, we recognize the expense only if we deem it probable that the vesting condition will occur. There were no performance awards granted in 2019 or 2018.

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recognized over the requisite service period. Total stock-based compensation expense was $1,195 and $904 for the years ended December 31, 2019, and 2018, respectively.

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

Results of Operations

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share and per treatment data.

Revenues

The following table presents revenues from our two segments for the periods indicated below:

	For the Year Ended December 31,
	2019	2018
Dermatology Recurring Procedures	$23,713	$21,053
Dermatology Procedures Equipment	7,873	8,802
Total Revenues	$31,586	$29,855

Dermatology Recurring Procedures
Revenues from Dermatology Recurring Procedures for the year ended December 31, 2019 was $23,713 which approximates 337,000 treatments, with prices ranging from $65 to $95 per treatment. Revenues from Dermatology Recurring Procedures for the year ended December 31, 2018 was $21,053 which approximates 300,000 treatments, with prices ranging from $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors had an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen which can sometimes require up to 12 or more treatments has limited XTRAC use to certain patient populations. Therefore, we use a direct to patient awareness program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases. With the Financing completed in May 2018, we have and expect to continue to increase spending in the direct to patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in these programs precedes any increase in the recurring revenue as there is a lag between advertising and patients then receiving treatment, which we estimated to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2019, and 2018, we deferred net revenues of $2,286 and $1,927, respectively, which will be recognized as revenue over the remaining usage period.

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

Dermatology Procedures Equipment

For the year ended December 31, 2019, dermatology equipment revenues were $7,873. Internationally, we sold 74 systems for the year ended December 31, 2019, 7 of which were VTRAC systems. Domestically, we sold 6 systems for the year ended December 31, 2019. For the year ended December 31, 2018, dermatology equipment revenues were $8,802. Internationally, we sold 93 systems for the year ended December 31, 2018, 29 of which were VTRAC systems. Domestically, we sold 25 systems for the year ended December 31, 2018.

Additionally, included in the year ended December 31, 2019, was $185 in revenues for 5 Nordlys units (and accessories). For the year ended December 31, 2018, we had $409 in revenues for 6 Nordlys units (and accessories).

Cost of Revenues

The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Year Ended December 31
	2019	2018
Dermatology Recurring Procedures	$7,033	$7,378
Dermatology Procedures Equipment	4,283	5,357
Total Cost of Revenues	$11,316	$12,735

Gross Profit Analysis

Gross profit increased to $20,270 for the year ended December 31, 2019, from $17,120 during the same period in 2018. As a percentage of revenues, the gross margin was 64.2% for the year ended December 31, 2019, versus 57.3% during the same period in 2018. The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2019	2018
Revenues	$31,586	$29,855
Percent increase	5.8%
Cost of revenues	11,316	12,735
Percent (decrease)	(11.1%)
Gross profit	$20,270	$17,120
Gross profit percentage	64.2%	57.3%

Dermatology Recurring Procedures	For the Year Ended December 31,
	2019	2018
Revenues	$23,713	$21,053
Percent increase	12.6%
Cost of revenues	7,033	7,378
Percent (decrease)	(4.7%)
Gross profit	$16,680	$13,675
Gross profit percentage	70.3%	65.0%

The primary reasons for the increase in gross profit were the result of lower depreciation expense on lasers placed in the field, higher revenue and utilization.  Increases in utilization of lasers placed in the field result in higher margins after fixed costs are covered.

Dermatology Procedures Equipment	For the Year Ended December 31,
	2019	2018
Revenues	$7,873	$8,802
Percent (decrease)	(10.6%)
Cost of revenues	4,283	5, 357
Percent (decrease)	(20.0%)
Gross profit	$3,590	$3,445
Gross profit percentage	45.6%	39.1%

The primary reason for the increase in gross profit for the year ended December 31, 2019, compared to the same period in 2018, was primarily the result of product mix, lower overhead allocation and $280 write off of Nordlys property and inventory write off in 2018. There were no comparable write offs in 2019.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2019, decreased to $1,002 from $1,065 for the year ended December 31, 2018. The decrease was due to lower consulting costs associated with the completion of certain engineering projects.

Selling and Marketing Expenses

For the year ended December 31, 2019, selling and marketing expenses increased to $12,003 from $10,624 for the year ended December 31, 2018. The increase was primarily the result of an increase in headcount and associated salary, benefits, commission and travel. In addition, there was an increase to the direct-to-consumer advertising spend.

General and Administrative Expenses

For the year ended December 31, 2019, general and administrative expenses increased to $10,275 from $8,786 for the year ended December 31, 2018. The increase was primarily the result of approximately $2.0 million in accounting and legal costs associated with our restatement of our financial statements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, higher stock compensation costs and other personnel costs. These costs have been partially offset by lower consulting costs, bank and credit card fees, sales and use tax and office rent.

Interest Expense, net

Interest expense for the year ended December 31, 2019 was $515 compared to $1,142 for the year ended December 31, 2018. The decrease was due to higher interest income on the higher cash equivalent balance in 2019. Interest expense, in connection with our refinancing, is expected to be lower in 2020.

Other (Expense) Income, net

In connection with our pay-off of the MidCap debt in December 2019, we incurred a loss on debt extinguishment of $414.

In 2018 we sold, a perpetual license of certain assets to a third party for a one-time payment of $0.2 million. There were no such transactions in 2019.

Income Taxes

Income tax benefit for the year ended December 31, 2019, was $149 compared to $264 for the year ended December 31, 2018. The benefit was the result of the change in the Tax Cut and Jobs Act (the “Tax Act”) as net operating loss carryforwards generated beginning in 2018 and forward have an indefinite life. The benefit is comprised primarily of the change in deferred tax liability related to goodwill.

Net Loss

The factors described above resulted in net loss of $3,790 during the year ended December 31, 2019, as compared to a net loss of $4,033 during the year ended December 31, 2018.

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

	For the Year Ended December 31,
	2019	2018
Net loss	$(3,790)	$(4,033)

Adjustments:
Income taxes	(149)	(264)
Depreciation and amortization *	4,821	5,397
Interest expense, net	515	1,142
Non-GAAP EBITDA	1,397	2,242

Stock-based compensation expense	1,195	904
Impairment of lasers placed-in-service	30	321
Loss on extinguishment of debt	414	-
Gain on cancellation of distributor rights agreement	-	(11)
Loss on disposal of property and equipment	-	280
Non-GAAP adjusted EBITDA	$3,036	$3,736

* Includes depreciation on lasers placed-in-service of $2,660 and $3,484 for the years ended December 31, 2019, and 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had $6,121 of working capital compared to $14,595 as of December 31, 2018. Cash and cash equivalents and restricted cash were $15,629 as of December 31, 2019, as compared to $16,487, as of December 31, 2018. The decrease in cash is associated with our pay-off of the MidCap debt and additional laser placements, increasing our installed base. The decrease in working capital is primarily the result of the refinance of the debt. At December 31, 2019, the debt is current whereas at December 31, 2018 the debt was primarily classified as long-term.

On June 6, 2017, the Company entered into a Securities Exchange Agreement (the "Agreement") with the holders of its June 2015 Debentures due June 30, 2021, and July 2014 Debentures due July 30, 2021, pursuant to which the holders agreed to exchange all of such outstanding debentures into shares of newly created Series C Convertible Preferred Stock. The stockholders approved the exchange at the stockholders' meeting held on September 14, 2017. The closing of the exchange was effective on September 20, 2017, and $40,465 of principal was exchanged for 40,482 shares of Series C Convertible Preferred Stock.

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

On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged the proceeds of a time deposit account in the amount of the loan to the commercial bank.  The Company fully repaid (including payment of termination and exit fees) its existing long-term debt credit facility with Midcap Financial Trust.  The transaction was accounted for as a debt extinguishment and the Company recorded a loss of $414.

We have experienced recurring operating losses although in both 2019, and 2018 we have generated positive cash flow from operations. Historically, we have been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. We believe that our cash and cash equivalents, combined with the anticipated revenues from the sale of our products and the investment discussed above, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report.

Net cash provided by operating activities was $2,229 for the year ended December 31, 2019, compared to cash provided by operating activities of $2,896 for the year ended December 31, 2018. The cash flows provided by operating activities for the year ended December 31, 2019, were unfavorably impacted by the Company’s net loss, and an increase in accounts receivable.

Net cash used in investing activities was $2,791 for the year ended December 31, 2019, compared to cash used in investing activities of $1,785 for the year ended December 31, 2018. The primary reason for the increase in cash used was our investment in lasers placed in service in the dermatology recurring procedures business segment, increasing our installed base.

Net cash used in financing activities was $296 for the year ended December 31, 2019, compared to cash provided by financing activities of $11,307 for the year ended December 31, 2018. In 2019, we paid-off MidCap debt and in 2018 we executed the aforementioned equity financing.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We had previously reported in our Annual Report for the fiscal year ended December 31, 2018 based on our evaluation as of and for the period then ended our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses described below.

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

Control Environment

In 2019, we identified certain deficiencies in our internal controls, relating to the period from 2018 and prior years, which aggregated to a material weakness in the control environment component of the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (the “COSO Framework).  The ineffective control environment resulted in a restatement of the consolidated financial statements of STRATA Skin Sciences, Inc. and Subsidiary as reported in the Company’s Annual Report for the year ended December 31, 2018.

Remediation Plans and Activities

We commenced measures to remediate the material weaknesses during the fourth quarter of 2019. Management, with the participation and input of the Audit Committee, was engaged in remedial activities to address the material weaknesses described above and identified the following root causes:

•	We did not have appropriately qualified personnel to meet our control objectives and with an appropriate level of U.S. GAAP knowledge and experience to address the following concerns:

-	Properly review and evaluate the work performed by other Company personnel, outside experts and consultants related to complex accounting matters.
-	Properly select, document and continued evaluation of appropriate accounting policies.
-	Identify and assess risk associated with changes to Company’s structure and the impact on internal controls and perform an effective risk assessment.

•	We did not have adequate review procedures to assess the adequacy of the work performed by the experts including the applicability of applicable accounting standards.

In order to address the root causes of the material weaknesses described above, we have evaluated each of the expert Companies and in some cases terminated those relationships. We have planned, documented and executed procedures to test the work performed by experts retained by us and implemented additional management review controls. We have enhanced our documentation as it pertains to the work performed by experts. We have also enhanced our documentation as it pertains to the selection and continued evaluation of accounting policies and implemented additional management review controls. In addition, we have committed to a plan on adding an additional experienced headcount with appropriate knowledge and experience in U.S. GAAP.

We are committed to maintaining a strong internal control environment, and we have performed the root cause analysis and have commenced the remediation process. We believe we are making progress toward achieving the effectiveness of our internal controls and we will continue to assess the effectiveness of our internal controls. We will continue to take steps to remediate the above mentioned material weakness expeditiously.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2019. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level described below. Notwithstanding the identified material weaknesses, the Company believes the consolidated financial statements in this Annual Report on Form 10-K fairly represent in all material respects our consolidated financial position and results from operations for the periods presented in accordance with U.S. GAAP.

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

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness discribed above. Notwithstanding the identified material weaknesses, the Company believes the consolidated financial statements in this Annual Report on Form 10-K fairly represent in all material respects our consolidated financial position and results from operations for the periods presented in accordance with U.S. GAAP.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held ten meetings during 2019.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 10, 2020.

Name	Position	Age
Dr. Uri Geiger	Chairman of the Board	52
Dr. Dolev Rafaeli	President, Chief Executive Officer and Director	56
David N. Gill	Director	65
Samuel E. Navarro	Director	64
Samuel Rubinstein	Director	80
Nachum Shamir	Director	66
LuAnn Via	Director	66

Dr. Uri Geiger became Chairman of the Board of Directors of the Company effective upon closing of the Financing on May 29, 2018. Dr. Geiger is a co-founder and Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company from May 2006 until December 2008 and is currently on the board. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger was formerly an adjunct professor at Tel Aviv University's Recanati School of Business where he lectured on private equity and venture capital and authored the books "Startup Companies and Venture Capital" and "From Concept to Wall Street." Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. We believe Dr. Geiger's qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

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

David N. Gill became a director of the Company effective May 29, 2018, and chairs our Audit Committee. Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease from April 2016 through the sale of the company in November 2016 and as Chief Financial Officer from August 2014 to April 2016. Previously, he served as the Chief Financial Officer of INC Research (now known as Syneos), a clinical research organization, from February 2011 to August 2013 after having served as a board member and its Audit Committee chairman from 2007 to 2010. Mr. Gill currently serves on the boards of Melinta Therapeutics, Inc., an infectious disease company, Strongbridge Biopharma, a rare disease company, Evolus, Inc., an aesthetics company, and YmAbs Therapeutics, Inc. an immuno-oncology company. Mr. Gill previously served as a director of Histogenics until July 2019. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several medical device companies including TransEnterix, NxStage Medical, CTI Molecular Imaging, Inc., Novoste Corporation and Dornier Medical. Mr. Gill holds a B.S. degree, cum laude, in Accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant. We believe that Mr. Gill’s qualifications to serve as a director of the Company include his extensive experience as an executive in the medical device industry and his extensive prior and current service as a director of other public life sciences companies.

Samuel Navarro has served as a member of our Board of Directors since March 2014. Since October 2008, Mr. Navarro has been Managing Partner at Gravitas Healthcare, LLC, which provides strategic advisory services to medical technology companies. From September 2005 to October 2008, Mr. Navarro was Managing Director of Cowen & Co. in New York City and head of their Medical Technology Investment Banking initiatives, leading a team of senior people, and was responsible for building the franchise across all product categories, including M&A/Advisory and financing services and products. From 2001 to 2005, Mr. Navarro was at The Galleon Group running the Galleon Healthcare Fund as a Senior Portfolio Manager. He was responsible for all health care investments across all sectors, including pharmaceutical/biopharmaceutical industries, medical technology and hospital supplies, and all areas of healthcare services. From July 1998 to February 2001, Mr. Navarro was Global Head of Healthcare Investment Banking at ING Barings. Mr. Navarro has also served or serves on the boards of Arstasis, BioSig Technologies, Derma Sciences, MicroTherapeutics, Jomed, PhotoMedex and Pixelux Entertainment. Mr. Navarro received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Master of Science in Engineering from Stanford University and a Bachelor of Science in Engineering from The University of Texas at Austin. We believe Mr. Navarro’s qualifications to serve on our Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the medical device industry.

Shmuel (Milky) Rubinstein became a member of the Board of Directors effective upon closing of the Financing on May 29, 2018. He has served for over 20 years as the Chief Executive Officer and General Manager of Taro Pharmaceuticals Industries, a Nasdaq-listed dermatology company. Under his management, Taro grew to become a multinational company with over 1,000 employees worldwide and turnover of close to $450 million. In 2003 Mr. Rubinstein received the Exceptional Industrialist Award. Prior to joining Taro, he finished an International Marketing Course at the Wharton School of the University of Pennsylvania. Mr. Rubinstein has also served or serves as a board member in Clal Biotechnology Industries, Exalenz, Medison Biotech, Trima Pharma, Kamada Ltd., and as consultant to several companies, including start-ups. Mr. Rubinstein is also a volunteer director at the Medical Research Fund of The Tel Aviv Sourasky Medical Center and The National Authority for Yiddish Culture. We believe Mr. Rubinstein's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the dermatology industry.

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

LuAnn Via has served as a member of the Board of Directors since April 2012. From November 2012 through January 2017, Ms. Via was President and CEO of Christopher & Banks Corporation, a specialty retailer of women's clothes; a company operating more than 500 retail stores. Prior to this, Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless ShoeSource, from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several leadership positions with a number of top retailers. Ms. Via is a member of Women Corporate Directors and The Committee of 200, a business women's leadership group. We believe Ms. Via's qualifications to serve on the Board of Directors include her experience in retail sales and manufacturing and her extensive experience as a CEO and senior executive of several publicly-listed companies.

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

Compensation, Nominating and Corporate Governance and Audit Committees

General

Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit and Compensation/Nominating and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.strataskinsciences.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2019 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who is our Chief Executive Officer,  all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Compensation/Nominating and Governance Committee.

In 2018 the Board determined that the role of the Nominating and Governance Committee should be assumed by the Compensation Committee, and the committee was renamed the Compensation/Nominating and Governance Committee (the “Compensation/Nominating Committee”). Our Compensation/Nominating Committee discharges the Board of Directors’ responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and this Report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation/Nominating Committee include:

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

The Compensation/Nominating and Governance Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation/Nominating Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation/Nominating and Governance Committee for 2019 is presented below.

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

Our Board of Directors has adopted a written charter for the Compensation/Nominating and Governance Committee. The Compensation/Nominating and Governance Committee is currently composed of Nachum Shamir, David N. Gill and Samuel Rubinstein. Our Board of Directors determined that each member of the Compensation/Nominating and Governance Committee as of December 31, 2019, satisfies the independence requirements of Nasdaq. The Compensation/Nominating and Governance Committee held two formal meetings and several informal during 2019.

REPORT OF THE COMPENSATION/NOMINATING AND GOVERANANCE COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation/Nominating and Governance Committee which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company’s executive officers. The Committee has reviewed and discussed the “Executive Compensation” section of this annual report statement with management and recommended to the Board that the section be included in the Annual Report.

The Compensation/Nominating and Governance Committee:
Nachum Shamir, Chair
David N. Gill
Samuel Rubinstein

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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The Audit Committee members are David N. Gill, Chair, LuAnn Via, and Samuel Rubinstein. The Audit Committee meets regularly and held fifteen meetings during 2019.

The Board of Directors determined in 2019 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019, with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

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

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit, and received from them written disclosures and letter regarding their independence. The Audit Committee meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting. The Audit Committee held fifteen meetings during the fiscal year ended December 31, 2019.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the Commission.

AUDIT COMMITTEE:

David N. Gill, chair
LuAnn Via
Samuel Rubinstein

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 10, 2020, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that all Section 16(a) filing requirements applicable to directors and officers were timely met during the year ended December 31, 2019.

Item 11. Executive Compensation

Executive Officers

During the year ended December 31, 2019, our named executive officers were:

•   Dolev Rafaeli, President and Chief Executive Officer (effective April 10, 2018);

•   Matthew C. Hill, Chief Financial Officer (effective May 15, 2018);

The biographical information for our current executive officers (other than Dr. Rafaeli, which is included above) are below:

Matthew C. Hill (age 51) assumed the duties of Chief Financial Officer on May 15, 2018. Prior to joining the Company, he was the chief financial officer with operational responsibilities with SS White Dental, a privately held medical device company in the dental space, from 2010. Prior to SS White, Matt served as CFO at Velcera and EP Medsystems, both publicly traded companies, where he was also responsible for public company compliance and participated in capital raising for the companies. Mr. Hill has over 20 years of experience in various capacities in public and private companies, and in public accounting with Grant Thornton LLP. Mr. Hill graduated with a B.S. in accounting from Lehigh University in 1991.

Components of Executive Compensation during 2019

During 2019 our named executive officers received salary, a car allowance, annual bonus, special bonus in recognition of  the efforts made by the executives in successfully managing the restatement of the Company’s 2017 and 2018 financial statements, successfully managing the Company’s efforts to become compliant and current with all of the Company’s reporting obligations with the Securities and Exchange Commission and regaining compliance with the Nasdaq Listing Rules, all of which compliance matters have been previously disclosed in the Company’s filings, and 401(k) matching contributions.

Dr. Rafaeli, earned an annual bonus based upon the performance of the Company’s business during the relevant quarters in which he is employed of each fiscal year. Such bonus during 2019 is achieved, on a quarterly basis, but paid annually, if (a) the Company achieved positive adjusted EBITDA and (b) with such bonus amount determined as a percentage of the average aggregate collected revenue during such quarter from all installed laser machines (pro-rated for machines installed during a quarter) (“Average Revenue per Machine”) based upon the following schedule:

Average Revenue per Machine per quarter	Bonus (as a percentage of total company revenue for the relevant quarter)

Up to $8,100	0.50%
$8,101 to $9,600	0.80%
$9,601 to $11,000	1.20%
Above $11,001	1.50%

 The Average Revenue per Machine and positive adjusted EBITDA results achieved on a quarterly basis resulted in a payout of $157,930.

Mr. Hill, had a target bonus of $95,000 in 2019, with 75% of such bonus based on achieving certain revenue goals. The balance of the bonus was based on achieving personal goals as agreed with the Chief Executive Officer and approved by the Compensation/Nominating and Governance Committee, which resulted in a total bonus payout of $49,287.

Also, during 2019, each of Dr. Rafaeli and Mr. Hill received award of cash bonuses and stock options in recognition of the efforts made by the executives in successfully managing the restatement of the Company’s 2017 and 2018 financial statements, successfully managing the Company’s efforts to become compliant and current with all of the Company’s reporting obligations with the SEC and regaining compliance with the Nasdaq Listing Rules, all of which compliance matters have been previously disclosed in the Company’s filings.  The cash awards were as follows: (a) Dr. Rafaeli - $120,000; and (b) Mr. Hill - $100,000.

The stock option grants were granted immediately after the close of business on the second business day after the Company became current in its filings with the SEC, which was November 22, 2019, and were made under the following terms:

	Shares underlying Option Grant	Exercise Price per share	Option Term	Vesting Period
Mr. Hill	150,000	$2.46	10 years	1/3 on each anniversary of the date of grant
Dr. Rafaeli	300,000	$2.46	10 years	1/3 on each anniversary of the date of grant

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2019, and 2018 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (4)	Option Awards ($) (3)	All Other Compensation ($) (5)	Total ($)
Dolev Rafaeli (1), Director, President and Chief Executive Officer	2019	400,000	277,930	466,500	23,200	1,167,630
	2018	289,077	142,853	2,223,490	36,646	2,692,066

Matthew C. Hill (2), Chief Financial Officer	2019	240,000	149,287	233,250	16,000	638,537
	2018	149,169	40,627	225,250	2,800	417,846

(1)	Dolev Rafaeli was hired as President and Chief Executive Officer on April 10, 2018.
(2)	Matthew C. Hill was hired as Chief Financial Officer on May 15, 2018.
(3)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures. See the “Stock-based compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for the assumptions made in calculating these amounts.

(4)
Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements, and a special bonus awarded in connection with the resolution of matters related to managing the Company’s efforts to become compliant with all of the Company’s reporting requirements. We discuss these bonus plans in further detail in the section entitled “Components of Executive Compensation during 2019.”

(5)
“All Other Compensation” includes a car allowance for Dr. Rafaeli of $12,000 and $8,000 in 2019, and 2018 respectively, a 401(k) match of $11,200 in 2019 and a consulting fee of $28,646 in 2018; and for Mr. Hill includes a car allowance of $4,800 and $2,800 in 2019, and 2018 respectively, and a 401(k) match of $11,200 in 2019.

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

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price ($)	Option Expiration Date
Dolev Rafaeli	11/22/2019	-	300,000	$2.46	11/22/2029
5/23/2018		471,083	942,166	$1.66	5/23/2028
3/30/2018		908,616	649,012	$1.12	3/30/2028
Matthew Hill	11/22/2019	-	150,000	$2.46	11/22/2029
5/23/2018		83,333	166,667	$1.66	5/23/2028

(1)
Options granted were under the 2016 Omnibus Incentive Plan and options. Dr. Rafaeli’s options granted on March 30, 2018 vest quarterly over three years, all others vest annually over three years. Mr. Hill’s options vest annually over three years.

Director Compensation

During 2019, non-management directors shall receive the following compensation as applicable to each particular director.

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

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2019.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned ($)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)

Uri Geiger (1)	-	-	-	-
David N. Gill	50,000	45,000	-	95,000
Samuel E. Navarro	35,000	35,000	-	70,000
Samuel Rubinstein	45,000	35,000	-	80,000
Nachum Shamir	40,000	40,000	-	80,000
LuAnn Via	40,000	35,000	-	75,000

(1)	Fees of $40,000 paid on behalf of Dr. Geiger were paid to Accelmed.
(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures. See the “Stock-based compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for the assumptions made in calculating these amounts.

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

The following table reflects, as of March 10, 2020, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Uri Geiger (9)	12,112,627	35.93%
Dolev Rafaeli. (2)	2,441,241	6.93%
Matthew Hill (3)	93,333	*
David N. Gill (4)	50,974	*
Samuel E. Navarro (5)	200,741	*
Samuel Rubinstein (6)	41,427	*
Nachum Shamir (7)	61,880	*
LuAnn Via (8)	122,031	*
All directors and officers as a group (eight persons)	15,124,254	42.57%

Accelmed Growth Partners LP (9)	12,112,627	35.93%
Broadfin Healthcare Master Fund, Ltd (10)	3,252,913	9.56%
Kent Lake Partners LP(11)	2,701,788	8.01%
Nantahala Capital Management, LLC (12)	2,851,001	8.46%
*          Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of March 10, 2020, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 33,714,362 shares of common stock outstanding as of March 10, 2020.

(2)	Includes 931,740 shares of common stock and vested options to purchase 1,509,501 shares of common stock.

(3)	Includes 10,000 shares of common stock and vested options to purchase 83,333 shares of common stock.

(4)	Includes 15,000 shares and vested restricted stock units of 35,974 shares of common stock.

(5)	Includes 20,000 shares, 160,276 vested options to purchase shares of common stock and vested restricted stock units of 20,465 shares of common stock.

(6)	Includes 11,300 shares of common stock and vested restricted stock units for 30,127 shares of common stock.

(7)	Includes 57,815 shares of common stock and vested restricted stock units for 4,065 shares of common stock.

(8)	Includes 40,571 shares, 60,995 vested options to purchase shares of common stock and vested restricted stock units of 20,465 shares of common stock.

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

(10)
The business address of Broadfin Healthcare Master Fund, LTD (“Broadfin”) is 20 Genesis Close Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands and the business address of each of Broadfin Capital, LLC and Kevin Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022. Broadfin, Broadfin Capital, LLC and Kevin Kotler have shared voting and investment control of the securities held by Broadfin. Broadfin holds the following securities: (i) 2,952,846 shares of common stock; (ii) warrants to purchase 300,000 shares of common stock at $3.75 per share. The conversion of all preferred stock and the exercise of all warrants referenced in this footnote are subject to a 9.99% blocker. The foregoing information has been derived from a Form 13F filed by Broadfin Capital, LLC on January 17, 2020.

(11)
The business address of Kent Lake Partners LP (“Kent Lake”) is 591 Redwood Highway, Suite 3260 Mill Valley, California 94941. Kent Lake may be deemed to be the beneficial owner of 2,701,788 shares of common stock held by funds and separately managed accounts under its control, and as the managing member Benjamin Natter may be deemed to be the beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Kent Lake on February 11, 2020.

(12)
The business address of Nantahala Capital Management, LLC ("Nantahala ") is 19 Old Kings Highway S, Suite 200, Darien, CT 06820. Nantahala may be deemed to be the beneficial owner of 2,851,001 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Nantahala on February 13, 2020.

Item 13. Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

During 2018 the Company had an agreement with the son of a former Board Member for direct to consumer advertising. The Company incurred $13,000 of expense for the year ended December 31, 2018 and no longer uses the service.

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

In connection with the certain litigation with RA Medical, the Company has agreed to indemnify Uri Geiger and Accelmed Growth Partners, L.P. for their out of pocket costs. During the year ended December 31, 2019, the Company has reimbursed Accelmed Growth Partners, L.P. approximately $25.

Director Independence

As required under the Nasdaq, listing standards, a majority of the members of a listed Company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that The Board of Directors determined in 2019 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who is our Chief Executive Officer, all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee is responsible for reviewing all "related party transactions" (defined as such transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an on-going basis. All such related party transactions must be approved by the Audit Committee.

Item 14. Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Marcum LLP for 2019, and 2018:

	2019	2018
Audit Fees (1)	$266,500	$579,000
Audit-Related Fees (2)	-	125,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$266,500	$704,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements. These services were billed in 2019 following Marcum’s engagement in 2019.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of all tax related services.

(4)	There were no other fees billed by Marcum LLP for the years ended December 31, 2019, and 2018.

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

Auditor Selection for Fiscal 2020

The Audit Committee has selected Marcum LLP to serve as our independent auditors for the year ending December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2019, and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2019, and 2018.

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

10.31
Amended and Restated Employment Agreement, dated as of December 15, 2015 by and between the Company and Michael R. Stewart (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on December 15, 2015).

10.32
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

10.50*
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

10.53
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Accelmed (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on April 2, 2018)

10.54
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Broadfin (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

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

10.66
Fixed Rate – Term Promissory Note with Israel Discount Bank of New York as of December 31, 2019 (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on January 6, 2019).

23.1	Consent of Marcum, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Indicates management contract or compensatory plan.
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

STRATA SKIN SCIENCES, INC.

March 17, 2020	By: /s/ Dolev Rafaeli
Dolev Rafaeli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Dolev Rafaeli	President, Chief Executive Officer (Principal Executive Officer), and Director	March 17, 2020
Dolev Rafaeli
/s/ Matthew Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2020
Matthew Hill
/s/ Uri Geiger	Director, Chairman of the Board	March 17, 2020
Uri Geiger
/s/ David Gill	Director	March 17, 2020
David Gill
/s/ Samuel Navarro	Director	March 17, 2020
Samuel Navarro
/s/ Shmuel Rubinstein	Director	March 17, 2020
Shmuel Rubinstein
/s/ Nachum Shamir	Director	March 17, 2020
Nachum Shamir
/s/ LuAnn Via	Director	March 17, 2020
LuAnn Via

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
March 17, 2020

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,129	$16,487
Restricted cash	7,500	-
Accounts receivable, net	4,386	3,393
Inventories	3,027	2,794
Prepaid expenses and other current assets	513	536
Total current assets	23,555	23,210

Property and equipment, net	5,369	5,301
Operating lease right-of-use assets	1,314	-
Intangible assets, net	7,955	9,765
Goodwill	8,803	8,803
Other assets	347	428
Total assets	$47,343	$47,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$-
Current portion of long-term debt	-	252
Accounts payable	1,880	1,764
Other accrued liabilities	5,134	4,500
Deferred revenues	2,832	2,099
Current portion of operating lease liabilities	313	-
Total current liabilities	17,434	8,615

Long-term liabilities:
Long-term debt, net	-	7,145
Long-term operating lease liabilities; net	1,078	-
Deferred tax liability	-	111
Other liabilities	178	388
Total liabilities	18,690	16,259

Commitments and contingencies (see Note 11)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 2,103 and 9,968 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 32,932,273 and 29,943,086 shares issued and outstanding as of December 31, 2019 and 2018, respectively	33	30
Additional paid-in capital	243,180	241,988
Accumulated deficit	(214,561)	(210,771)
Total stockholders' equity	28,653	31,248
Total liabilities and stockholders’ equity	$47,343	$47,507

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018
Revenues, net	$31,586	$29,855
Cost of revenues	11,316	12,735
Gross profit	20,270	17,120
Operating expenses:
Engineering and product development	1,002	1,065
Selling and marketing	12,003	10,624
General and administrative	10,275	8,786
	23,280	20,475
Loss from operations	(3,010)	(3,355)
Other (expense) income, net:
Interest expense, net	(515)	(1,142)
Loss on extinguishment of debt	(414)	-
Other income, net	-	200
	(929)	(942)
Loss before income taxes	(3,939)	(4,297)
Income tax benefit	149	264
Net loss	$(3,790)	$(4,033)
Loss attributable to common shares	$(3,597)	$(2,909)
Loss attributable to Preferred Series C shares	$(193)	$(1,124)
Loss per common share:
Basic	$(0.11)	$(0.15)
Diluted	$(0.11)	$(0.15)
Shares used in computing loss per common share:
Basic	31,978,665	19,589,031
Diluted	31,978,665	19,589,031

Loss per Preferred Series C share - basic and diluted	$(42.24)	$(55.20)
Shares used in computing loss per basic and diluted Preferred Series C shares	4,577	20,368

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(In thousands, except share amounts)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
BALANCE, JANUARY 1, 2018	36,182	$4	4,304,425	$4	$223,829	$(203,957)	$19,880
Cumulative accounting adjustment from adoption of new standard, net of tax (Note 1)	-	-	-	-	-	(234)	(234)
Cumulative accounting adjustment from adoption of new standard, net of tax (Note 1)	-	-	-	-	2,614	(2,547)	67
Stock-based compensation	-	-	-	-	904	-	904
Conversion of convertible preferred stock into common stock	(26,214)	(3)	9,744,916	10	(7)	-	-
Sale of common stock, net of offering costs of $2,336	-	-	15,893,745	16	14,648	-	14,664
Net loss	-	-	-	-	-	(4,033)	(4,033)
BALANCE, DECEMBER 31, 2018	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	1,195	-	1,195
Conversion of convertible preferred stock into common stock	(7,865)	-	2,923,791	3	(3)	-	-
Exercise of stock options	-	-	36,410	-	-	-	-
Issuance of restricted stock	-	-	28,986	-	-	-	-
Net loss	-	-	-	-	-	(3,790)	(3,790)
BALANCE, DECEMBER 31, 2019	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(3,790)	$(4,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,503	5,397
Amortization of right-of-use assets	318	-
Provision for doubtful accounts	43	(30)
Gain on cancellation of distributor rights agreement	-	(11)
Impairment of lasers placed-in-service	30	194
Stock-based compensation	1,195	904
Deferred taxes	(111)	(303)
Loss on disposal of property and equipment	-	407
Amortization of deferred financing costs and debt discount	174	157
Changes in operating assets and liabilities:
Accounts receivable	(1,036)	(222)
Inventories	(233)	215
Prepaid expenses and other assets	104	(383)
Accounts payable	116	(513)
Other accrued liabilities	634	1,006
Other liabilities	(210)	(60)
Operating lease liabilities	(241)	-
Deferred revenues	733	171
Net cash provided by operating activities	2,229	2,896

Cash Flows From Investing Activities:
Lasers placed-in-service	(2,676)	(1,749)
Purchases of property and equipment	(115)	(13)
Payments on distributor rights liability	-	(23)
Net cash used in investing activities	(2,791)	(1,785)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(In thousands)

	For the Year Ended December 31,
Cash Flows From Financing Activities:	2019	2018
Proceeds from issuance of common stock	$-	$17,000
Offering costs	-	(2,336)
Repayments of long-term debt	(7,571)	(3,000)
Proceeds (payments) on notes payable	7,275	(357)
Net cash (used in) provided by financing activities	(296)	11,307

Net (decrease) increase in cash and cash equivalents and restricted cash	(858)	12,418
Cash and cash equivalents, beginning of period	16,487	4,069

Cash and cash equivalents and restricted cash, end of period	$15,629	$16,487
Cash and cash equivalents	$8,129	$16,487
Restricted cash	7,500	-
	$15,629	$16,487
Supplemental information:
Cash paid for interest	$766	$1,009
Cash paid for income taxes	$-	$17
Lease liabilities from obtaining right-of-use assets	$1,632	$-

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 1
The Company:

Background
STRATA Skin Sciences (the “Company”) is a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system first received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of December 31, 2019, there were 820 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

During 2017, the Company entered into an agreement to license the Nordlys product line from Ellipse A/S. In June, 2018, following the financing (see Note 3), the Company determined it would no longer market the line and wrote down all related inventory and fixed assets to the net realizable value and recorded an expense of $280 in cost of revenues.

Effective February 1, 2017, the Company entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus® MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The contract expired in January, 2020.

In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea.  The term is for twelve months with up to four additional twelve-month renewal terms subject to certain conditions.

Basis of Presentation:

Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2019, the more significant estimates include (1) revenue recognition, in regard to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets (6) the fair value of financial instruments, including derivative instruments and warrants, (7) the inventory reserves (8) state sales and use tax accruals and (9) warranty claims.

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean distributor, the Company sells access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

In the Dermatology Procedures Equipment segment the Company sells its products internationally through distributors and domestically, directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to either the Company's distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of December 31, 2019, and 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $324 and $429, respectively, and the Company expects to recognize $209 and $162, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2019, and 2018, the $209 and $162 of short-term contract liabilities, respectively, is presented as deferred revenues and the $115 and $267 of long-term contract liabilities, respectively, is presented within Other Liabilities on the Consolidated Balance Sheet, respectively. For the year ended December 31, 2019, and 2018, the Company recognized $155 and $58, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2018, and 2017.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the years ended December 31, 2019, and 2018, the Company recorded such reimbursements in the amounts of $779 and $579, respectively.

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consisted of cash and money market accounts at December 31, 2019, and 2018. The Company invests its cash in highly liquid short-term investments and credit card transactions with settlement terms of less than five days. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Proceeds due from credit card transactions were $21 and $6 as of December 31, 2019, and 2018, respectively. In connection with the Company’s note payable, the Company pledged the proceeds of a time-deposit account in the amount of the loan and interest and recorded the cash security as restricted cash.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Accounts Receivable, net
The majority of the Company’s accounts receivable are due from physicians, distributors (international) and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not recognize interest accruing on accounts receivable past due. The allowance for doubtful accounts was $184 and $141 at December 31, 2019, and 2018, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined based on purchased cost for raw materials and all production cost related to the laser manufacturing process (labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods is classified as inventory. For the Company’s products, cost is determined on the first-in, first-out method. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

The Company's equipment for the treatment of skin disorders (e.g. the XTRAC) will either (i) be placed in a physician's office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of December 31, 2019, and 2018, reserves on inventory were $225 and $308, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Under Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” Step 2 from the goodwill impairment test has been eliminated and goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value. Early application is permitted. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s financial statements but could have an effect in the event of a goodwill impairment. The Company bypassed the qualitative assessment and did a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount. No goodwill impairment was identified in the years ended December 31, 2019, and 2018.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, right-of-use assets and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability is estimated using option pricing models that are based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability is the only recurring Level 3 fair value measure. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of December 31, 2018, the Company assessed its long-term debt (including the current portion) and determined that the fair value of total debt approximated its book value due to the interest rate on the debt approximating market rates. At December 31, 2019, the Company repaid its long-term debt and now has a short-term note payable. The carrying value of this note is estimated to approximate its fair value due to its short-term nature.

The Company’s warrant liabilities were recorded at their fair value using binomial and Black-Scholes methods and continued- to be recorded at their respective fair value at each subsequent balance sheet date until such terms expire. (See Note 12, Warrants, for additional discussion).

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the consolidated balance sheets. The activity in the warranty accrual during the years ended December 31, 2019, and 2018, is summarized as follows:

	December 31,
	2019	2018

Accrual at beginning of year	$238	$178
Additions charged to warranty expense	222	291
Expiring warranties/claims satisfied	(228)	(231)
Total	232	238
Less: current portion	(170)	(156)
Total long-term accrued warranty costs	$62	$82

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Product Development Costs
Costs of research, new product development and product redesign are charged to expenses as incurred in engineering and product development in the accompanying consolidated statements of operations. The Company incurred $1,002 and $1,065 in engineering and product development costs for the years ended December 31, 2019, and 2018, respectively.

Advertising Costs
Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $1,936 and $1,202 for the years ended December 31, 2019, and 2018, respectively.

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

Concentration of Credit Risks
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits cash and cash equivalents and restricted cash in major financial institutions in the US which, at times exceeds Federal Deposit Insurance Corporation and Securities Investor Protection Corporation limits. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs periodic credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers. (See also Accounts receivable above).

With the exception of the Company’s international distributor, as described in Note 18, Significant Customer Concentrations, the balance of the Company’s trade receivables does not represent a substantial concentration of credit risk. Most of the Company’s sales are generated in North America, to a large number of customers.

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

The following table presents the calculation of basic and diluted loss per share by each class of security for the years ended December 31, 2019, and 2018:
	Year ended		Year ended
	December 31, 2019		December 31, 2018
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(3,597)	$(193)	$(2,909)	$(1,124)

Weighted average number of shares outstanding during the period	31,978,665	4,577	19,589,031	20,368

Basic and Diluted loss per share	$(0.11)	$(42.24)	$(0.15)	$(55.20)

The Company considered Series C Preferred Stock and 403,090 warrants issued on October 31, 2013 and February 14, 2014, to be participating securities in the presentation of earnings per share. However, the warrants are excluded from the calculation of earnings per share in periods of losses as the warrant holders do not have an obligation to fund such losses. The above referenced warrants expired on April 30, 2019 and February 14, 2019.

For the years ended December 31, 2019, and 2018, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following common stock equivalents outstanding during the years ended December 31, 2019, and 2018, have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2019	2018
Common stock purchase warrants	1,517,528	2,397,166
Restricted stock units	128,417	79,068
Common stock options	4,235,451	3,188,897
Total	5,881,396	5,665,131

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the stock award on a straight-line basis. Forfeitures are recognized when they occur. Performance-based awards are recognized only when it is probable that the vesting conditions will be met. There were no performance awards granted in 2019 or 2018.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Accounting Pronouncements Recently Adopted
In February 2016 the FASB issued ASU 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance requires both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018 the FASB issued ASU No. 2018-11, “Leases (Topic 842: Targeted Improvements”) which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.

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

In June 2018 the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The adoption of ASU No. 2018-07 on January 1, 2019, did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s consolidated financial statements, but could have an impact in the event of a goodwill impairment.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

Note 2
Liquidity and Capital Resources

The Company has experienced recurring operating losses although positive operating cash flow was generated in both 2019 and 2018. Historically, the Company has been dependent on raising capital from the sale of securities in order to continue to operate and to meet our obligations in the ordinary course of business. Management believes that our cash and cash equivalents, combined with the anticipated revenues from the sale of the Company’s products will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with the Company’s existing operations through the next 12 months following the issuance of these Company’s consolidated financial statements.

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

In further consideration of entering into their respective stock purchase agreements (“SPA”), Sabby and Broadfin each entered into separate agreements restricting their abilities to sell their holdings (the “Leak-Out Agreements”). Under the terms of each of the respective Leak-Out Agreements, the stockholder has agreed that from the later of (a) the date that the approval by the shareholders of the transactions is deemed effective and (b) the closing of the transactions contemplated pursuant to the SPA, the stockholder shall not sell dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

equivalent to any sales or short positions) any shares of Common Stock of the Company held by the Stockholder on the date hereof or issuable to the Stockholder upon conversion of shares of the Company’s Preferred Stock held by the Stockholder on the date hereof, (a) if prior to April 1, 2019, at a price per Company Share less than $1.296, subject to adjustment for reverse and forward stock splits and the like, or (b) thereafter, at a price per share reflecting less than the price set forth on the schedule in the Leak-Out Agreements subject to adjustment for reverse and forward stock splits and the like, unless, (1) in the case of either clause (a) or (b), otherwise approved by the Company’s Board of Directors, (2) in the case of clause (b), under a shelf prospectus or such other controlled offering as may be agreed to by the Principal Stockholders (as defined in the Stock Purchase Agreement) or (3) in the case of either clause (a) or (b), in a sale pursuant to which any other stockholder(s) of the Company are offered the same terms of sale, including in a merger, consolidation, transfer or conversion involving the Company or any of its subsidiaries.

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

Note 3
Revenue:

The following table presents the Company’s revenue disaggregated by geographical region for the years ended December 31, 2019, and 2018. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia.

	Year Ended December 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$23,645	$1,243	$24,888
Foreign	68	6,630	6,698
Total	$23,713	$7,873	$31,586

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	Year Ended December 31, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$21,053	$2,026	$23,079
Foreign	-	6,776	6,776
Total	$21,053	$8,802	$29,855

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of December 31,

2020	$311
2021	233
2022	233
2023	180
2024	67
Total	$1,024

Note 4
Inventories:
	December 31, 2019	December 31, 2018

Raw materials and work in process	$2,651	$2,442
Finished goods	376	352
	$3,027	$2,794

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is included in with raw materials.

Note 5
Property and Equipment, net:
	December 31, 2019	December 31, 2018

Lasers placed-in-service	$20,925	$18,515
Equipment, computer hardware and software	146	168
Furniture and fixtures	234	124
Leasehold improvements	26	26
	21,331	18,833
Accumulated depreciation and amortization	(15,962)	(13,532)
Property and equipment, net	$5,369	$5,301

Depreciation and related amortization expense was $2,693and $3,563 for the years ended December 31, 2019, and 2018, respectively.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of:

	December 31,
	2019			2018
	Balance	Accumulated Amortization	Intangible assets, net	Intangible assets, net

Core technology	$5,700	$2,565	$3,135	$3,705
Product technology	2,000	1,800	200	600
Customer relationships	6,900	3,105	3,795	4,485
Tradenames	1,500	675	825	975
	$16,100	$8,145	$7,955	$9,765

Related amortization expense was $1,810 and $1,834 for the years ended December 31, 2019, and 2018, respectively. Total accumulated amortization at December 31, 2018 was $6,335. Intangible assets consist of core technology, product technology, customer relationships, trademark and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years.

During 2018, related to the discontinuance of the Nordlys product line, the Company wrote off distribution rights of $286 and accumulated amortization of $60. In addition, the Company wrote off distribution liabilities of $237 as a result of the termination of the agreements on May 31, 2018. The net value written off of $11 was recorded in selling and marketing expense.

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

2020	$1,610
2021	1,410
2022	1,410
2023	1,410
2024	1,410
Thereafter	705
Total	$7,955

Note 7
Goodwill:

Goodwill reflects the amount of the acquisition price in excess of the fair values assigned to identifiable tangible and intangible assets and assumed liabilities. Goodwill is not amortized, but is reviewed annually for impairment. Goodwill was recorded on the acquisition of the XTRAC and VTRAC businesses on June 22, 2015, as the purchase price exceeded the fair value of the identifiable net assets of the business. The balance of goodwill at December 31, 2019, and 2018 consisted of the following:

Dermatology Recurring Procedures segment	$7,958
Dermatology Procedures Equipment segment	845
Total	$8,803

The Company has incurred no impairment of goodwill as of December 31, 2019 and 2018.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 8
Other Accrued Liabilities:
	December 31, 2019	December 31, 2018

Accrued warranty, current, see Note 1	$170	$156
Accrued compensation, including commissions and vacation	1,193	1,275
Accrued state sales use and other taxes	3,193	2,719
Accrued professional fees and other accrued liabilities	578	350
Total other accrued liabilities	$5,134	$4,500

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability. All of the Company’s tax positions are subject to audit. One state has assessed the Company an amount of $801 for the period from March 2014 through August 2017. The Company has declined an informal offer to settle at a substantially lower amount and is currently in that jurisdiction’s administrative process of appeal. A second jurisdiction has made an initial preliminary assessment of $724 from June 2015 through March 2018 plus interest of $171 through April 2020. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

The Company believes its state sales and use tax accruals have properly recognized such that if the Company’s arrangements with customers are deemed more likely than not that the Company would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remains uncertain.

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business are recorded in general and administrative expenses on the consolidated statements of operations.

Note 9
Note Payable

On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and interest as restricted cash on the balance sheet. The principal is due on December 30, 2020 with no penalties for prepayments. The interest rate is fixed at 2.79%. The secured time deposit has a fixed interest rate of 1.79%. The Company fully repaid (including payment of termination and exit fees) its existing long-term debt credit facility with Midcap Financial Trust (“MidCap”). The transaction was accounted for as a debt extinguishment. See Note 10 Long-term Debt for further discussion on the extinguishment.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 10
Long-term Debt:

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap  and the lenders listed therein. Under the Credit Agreement, the credit facility may be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility was December 1, 2020. The Company's obligations under the credit facility were secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one-month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase in the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due.

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

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of then existing $10,571 credit facility. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there are no principal payments due. The interest rate on the credit facility is one-month LIBOR plus 7.25%. Principal payments beginning December 2019 were $252 plus interest per month. The Company was in compliance with all covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 to cure the event of default. The effective interest rate was 9.6% as of December 31, 2018.

These amendments had been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.

This Term-Note Credit Facility was fully repaid in connection with the execution of a Fixed Rate-Promissory Note on December 30, 2019. The Company accounted for the repayment as an extinguishment of debt and recorded a loss of $414 in the consolidated statements of operations during the year ended December 31, 2019.

Note 11
Commitments and Contingencies:

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 5 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. On May 1, 2019, the Company entered into an addendum with FR National Life, LLC for the Carlsbad facility for five years which began on October 1, 2019. Total rent expense for the year ended December 31, 2018 was,  $440.

Operating lease costs were $448 for the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $371 for year ended December 31, 2019. As of December 31, 2019, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 4.1 years. The following table summarizes the Company’s operating lease maturities as of December 31, 2019:

For the year ending December 31,
2020	$436
2021	456
2022	371
2023	242
2024	186
Total remaining lease payments	1,691
Less: imputed interest	(300)
Total lease liabilities	$1,391

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

For contingencies related to sales and use taxes, see Note 8.

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

Note 12
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. There were 403,090 of such warrants with an exercise price of $3.75 per share which expired on February 5, 2019 and April 30, 2019.

The Company recognized these liabilities at the fair value on each reporting date. The Company computed the value of the warrants using the binomial and Black-Scholes methods. A summary of quantitative information with respect to the valuation methodology and significant unobservable inputs used for the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of December 31, 2018 is as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

December 31, 2018
Number of shares underlying the warrants	403,090
Stock price	$2.60
Volatility	56.97%
Risk-free interest rate	2.63%
Expected dividend yield	0%
Expected warrant life	0.12 – 0.35 years

The Company’s level 3 fair value measurements as of December 31, 2018 were as follows:
	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$-	$-	$-	$-

Recurring level 3 Activity and Recalculation
The Company adopted ASU 2017-11 on October 1, 2018, and reclassified the value of the warrants with down round provisions to equity on January 1, 2018. There were no gains or losses in fair value during the years ended December 31, 2019, and 2018 and the beginning and ending balance for the liabilities measured at fair value using significant unobservable inputs (level 3) were de minimis at December 31, 2018. These warrants expired in 2019.

Number of Warrants Subject to Remeasurement at December 31, 2018:
December 31, 2018
October 31, 2013	137,143
February 5, 2014	265,947
Total	403,090

Note 13
Stockholders’ Equity:

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.10 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock. There were 2,103 and 9,968 shares of Series C Convertible Preferred Stock issued and outstanding on December 31, 2019, and 2018, respectively. For the years ended December 31, 2019, and 2018, investors converted shares of Series C Preferred Stock into 2,923,791 and 9,744,916 shares of common stock, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 32,932,273 and 29,943,086 shares of common stock issued and outstanding at December 31, 2019, and 2018, respectively.

Outstanding common stock warrants at December 31, 2019 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price
June 22, 2015	June 22, 2020	600,000	$3.75
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		749,901

Note 14
Stock-based compensation:

Stock Options
On October 27, 2016, the Company’s stockholders approved the Company’s adoption of the new 2016 Omnibus Incentive Stock Plan (“2016 Plan”) having 2,058,880 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. On May 29, 2018, the Company’s stockholders approved the Company’s amendment to the 2016 Plan to increase the number of the Company’s common stock available for grants under the plan by 3,134,365. As of December 31, 2019, the aggregate number of shares of common stock remaining available for issuance for awards under the 2016 Plan totaled 432,774.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2019, and 2018 follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	865,722	$4.74
Granted	3,770,877	1.48
Exercised	-	-
Expired/forfeited	(293,834)	2.80
Outstanding at December 31, 2018	4,342,765	2.02
Granted	875,000	2.46
Exercised	(86,250)	1.74
Expired/forfeited	(223,477)	6.43
Outstanding at December 31, 2019	4,908,038	$1.90
Exercisable at December 31, 2019	1,904,526	$2.04
Options expected to vest at December 31, 2019	3,003,512	$1.82

The outstanding options at December 31, 2019, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$1.11 - $5.00	4,741,877	8.6	$1.68	1,738,465	$1.46
$5.01 - $10.00	160,000	5.6	6.15	160,000	6.15
$10.01 - $181.00	6,161	3.4	62.03	6,061	61.65
Total	4,908,038	8.5	$1.90	1,904,526	$2.04

The weighted average remaining contractual life of exercisable options was 8.03 years and 5.80 years at December 31, 2019, and 2018, respectively.

The share price as of December 31, 2019, was $2.08 and the aggregate intrinsic value for options outstanding and exercisable was $2,300 and $1,156, respectively. The intrinsic value of the options that were exercised was $109 during the year ended December 31, 2019. The share price for December 31, 2018, was $2.60 and the intrinsic value for options outstanding and exercisable was $4,355 and $694, respectively.

Stock awards under the Company’s stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly (see below for specific vesting conditions). There were no performance-based options granted in 2019 or 2018. Options under the plans expire up to a maximum of ten years from the date of grant. The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.66%	2.56-2.89%
Volatility	71%	52%-55%
Expected dividend yield	0%	0%
Expected life	6.0 years	6.0 years

The expected life of the options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Volatility is based on Company historical volatility and comparable companies’ historical stock prices matching the expected term of the award. The risk-free rate is based on rates provided by the U.S. Treasury with a term equal to the expected life of the option. The Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

There were additional grants made to other management members after the Financing, totaling 800,000 at strike prices ranging from $1.66 to $1.93. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $801.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

For the year ended December 31, 2019, 86,250 of options were exercised at a weighted average exercise price of $1.74 which resulted in the issuance of 36,410 of shares of common stock.

On November 21, 2019, the Company granted options to purchase 300,000 shares of common stock to its Chief Executive Officer, 150,000 shares of common stock to its Chief Financial Officer and 425,000 in additional grants to management at a strike price of $2.46. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $1,361.

The following table summarizes the Company’s unvested stock option activity:

	Options	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2018	322,817	$0.65
Granted	3,770,877	0.80
Vested	(488,407)	0.51
Forfeited/expired	(210,819)	0.51
Unvested balance as of December 31, 2018	3,394,468	$0.82
Granted	875,000	1.56
Vested	(1,265,956)	0.78
Forfeited/expired	-	-
Unvested balance at December 31, 2019	3,003,512	$1.05

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

On November 21, 2019, the Company granted 77,237 restricted stock units to certain board members at a fair value of $2.46. The restricted stock units vest quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $190.

Stock-based compensation expense, which is included in general and administrative expense, for the years ended December 31, 2019, and 2018, was $1,195 and $904, respectively. As of December 31, 2019, there was $2,726 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.18 years.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Restricted stock unit unvested are summarized in the following table:

	Number of restricted stock units	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	-	$-
Granted	140,097	2.07
Vested/settled	(70,048)	2.07
Forfeited/expired	-	-
Unvested balance at December 31, 2018	70,0498	$2.07
Granted	77,237	2.46
Vested/settled	(60,387)	2.07
Forfeited/expired	(9,662)	2.07
Unvested balance at December 31, 2019	77,237	$2.46

Note 15
Income Taxes:

	Years Ended December 31,
	2019	2018
Current:
Federal	$(58)	$-
State	20	39
	(38)	39
Deferred:
Federal	(86)	(282)
State	(25)	(21)
	(111)	(303)
Income tax benefit	$(149)	$(264)

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The difference between the actual income tax benefit and that computed by applying the U.S. federal income tax rate to pretax loss from continuing operations is summarized below:

	For the Years Ended December 31,
	2019	2018

Computed expected tax benefit	$(827)	$(902)
State tax (benefit)expense, net of federal effect	(106)	688
Warrant value fluctuation	-	43
Other	377	79
Net increase (decrease) in valuation allowance	407	(172)
Provision for income taxes	$(149)	$(264)

The computed expected tax benefit was calculated using the U.S. federal income tax rates of 21% for the years ended December 31, 2019, and 2018, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019, and 2018 are as follows:

	December 31,
	2019	2018

Deferred tax assets/(liabilities):
Net operating loss carryforward	$43,433	$42,283
Intangible assets	2,046	3,340
Inventory	51	50
Reserves & accrued expenses	1,011	884
Property & equipment	389	(64)
Non-cash compensation	850	620
Goodwill	(667)	(518)
Total net deferred tax assets	47,113	46,595
Less: valuation allowance	(47,113)	(46,706)
Net deferred tax assets/(liabilities)	$-	$(111)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more-likely-than not that the Company will realize the benefits of these deferred tax assets and, accordingly, nearly a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2019, and 2018. The Company’s valuation allowance against its deferred tax assets increased by $407 for the year ended December 31, 2019 and decreased by $172 for the year ended December 31, 2018.

At December 31, 2019, and 2018, the Company has federal net operating loss carryforwards of approximately $191,920 to offset future taxable income. Net operating loss carryforwards prior to 2018 begin to expire in 2020 through 2037. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The February 2014, July 2014, June 2015 and May 2018 equity raises by the Company, will limit the annual use of these net operating loss carryforwards. Although the Company has not performed a Section 382 study, any limitation of its pre-change net operating loss carryforwards that would result in a reduction of its deferred tax asset would also have an equal and offsetting adjustment to the valuation allowance.

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

The Company does not have any uncertain income tax positions or accrued penalties and interest. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still under open status from 2016 to present. All open years may be examined to the extent that net operating loss carryforward are used in future periods.

Note 16
Business Segments:

The Company organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net, is also not allocated to the operating segments.

The following tables reflect results of operations from our business segments for the periods indicated below:

Year Ended December 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$23,713	$7,873	$31,586
Costs of revenues	7,033	4,283	11,316
Gross profit	16,680	3,590	20,270
Gross profit %	70.3%	45.6%	64.2%

Allocated operating expenses:
Engineering and product development	845	157	1,002
Selling and marketing expenses	11,191	812	12,003
Unallocated operating expenses		-	10,275
	12,036	969	23,280
Income (loss) from operations	4,644	2,621	(3,010)
Interest expense, net			(515)
Loss on extinguishment of debt	-	-	(414)
Income (loss) before income taxes	$4,644	$2,621	$(3,939)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Year Ended December 31, 2018
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$21,053	$8,802	$29,855
Costs of revenues	7,378	5,357	12,735
Gross profit	13,675	3,445	17,120
Gross profit %	65.0%	39.1%	57.3%

Allocated operating expenses:
Engineering and product development	855	210	1,065
Selling and marketing expenses	9,249	1,375	10,624
Unallocated operating expenses	-	-	8,786
	10,104	1,585	20,475
Income (loss) from operations	3,571	1,860	(3,355)
Interest expense, net	-	-	(1,142)
Other income, net	-	-	200
Income (loss) before income taxes	$3,571	$1,860	$(4,297)

As of December 31, 2019, and 2018, total assets by reportable segment were as follows:

	December 31,
Assets:	2019	2018
Dermatology Recurring Procedures	$27,620	$26,789
Dermatology Procedures Equipment	3,382	3,476
Other unallocated assets	16,341	17,242
Consolidated total	$47,343	$47,507

Substantially all long-lived assets were located in domestic markets for both of the years ended December 31, 2019, and 2018.

Note 17
Related Parties:

On March 30, 2018, in connection with the Financing, the Company entered into the Broadfin SPA and the Sabby SPA, each for approximately $1,000 of new investment with our then current shareholders, Broadfin and Sabby. Upon closing of the Financing, each of Sabby and Broadfin received 925,926 shares of our common stock at a price per share of $1.08. In addition, the Company also entered into a Subscription Agreement with Dr. Dolev Rafaeli, our Chief Executive Officer and Director for $1,000 to purchase 925,926 shares of our common stock at $1.08 per share. (See Note 1 for more information on the Financing).

During 2018, the Company had an agreement with the son of a former Board Member for direct to consumer advertising. The Company incurred $13 of expense, for the year ended December 31, 2018 and no longer uses the service.

In connection with the certain litigation, the Company has agreed to indemnify Uri Geiger and Accelmed Growth Partners, L.P. for their out of pocket costs. As of December 31, 2019, the Company has reimbursed Accelmed Growth Partners, L.P. approximately $25.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 18
Significant Customer Concentration:

For the year ended December 31, 2019, revenues from sales to the Company’s international master distributor (GlobalMed) were $6,133, or 19.4%, of total revenues for such year. At December 31, 2019, the accounts receivable balance from GlobalMed was $661 or 15%, of total net accounts receivable. For the year ended December 31, 2018, revenues from sales to the Company’s international master distributor were $6,553, or 21.9% of total revenues for such year. At December 31, 2018, the accounts receivable balance from GlobalMed was $404, or 11.9%, of total net accounts receivable. No other customer represented more than 10% of total company revenues or total accounts receivable for the years ended December 31, 2019, and 2018.

Note 19
Employee 401(k) Savings Plan:

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on percentage of the employee’s contribution. For the years ended December 31, 2019, and 2018, the Company’s contributions to the plan were $248 and $35, respectively. On January 1, 2019, the Company elected a safe harbor match to the 401(k) defined contribution plan.

Note 20
Subsequent Events:

In March 2020, Broadfin converted the remaining 2,103 Preferred Series C Shares into 782,089 shares of common stock.