Form 10-Q
period 2020-03-31
STRATA Skin Sciences, Inc.
filed 2020-05-13
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes [x]  No[  ]

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

The number of shares outstanding of the issuer's common stock as of May 12, 2020 was 33,714,362 shares.

STRATA SKIN SCIENCES, INC.

(i)

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,150	$8,129
Restricted cash	7,481	7,500
Accounts receivable, net of allowance for doubtful accounts of $186 and $184, respectively	3,208	4,386
Inventories	3,471	3,027
Prepaid expenses and other current assets	487	513
Total current assets	22,797	23,555

Property and equipment, net	5,379	5,369
Operating lease right-of-use assets, net	1,235	1,314
Intangible assets, net	7,503	7,955
Goodwill	8,803	8,803
Other assets	330	347
Total assets	$46,047	$47,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Accounts payable	2,102	1,880
Other accrued liabilities	5,150	5,134
Current portion of operating lease liabilities	343	313
Deferred revenues	1,934	2,832
Total current liabilities	16,804	17,434

Long-term liabilities:
Deferred tax liability	88	-
Long-term operating lease liabilities, net	988	1,078
Other liabilities	119	178
Total liabilities	17,999	18,690

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; - and 2,103 shares issued and outstanding at March 31, 2020 and, December 31, 2019, respectively	-	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 33,714,362 and 32,932,273 shares issued and outstanding at March 31, 2020 and, December 31, 2019, respectively	34	33
Additional paid-in capital	243,610	243,180
Accumulated deficit	(215,596)	(214,561)
Total stockholders' equity	28,048	28,653
Total liabilities and stockholders’ equity	$46,047	$47,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues, net	$6,730	$7,483

Cost of revenues	2,331	2,874

Gross profit	4,399	4,609

Operating expenses:
Engineering and product development	292	304
Selling and marketing	2,953	3,066
General and administrative	2,102	2,480
	5,347	5,850

Loss from operations	(948)	(1,241)

Other income (expense), net:
Interest income (expense), net	1	(135)
	1	(135)

Loss before income taxes	(947)	(1,376)
Income tax (expense) benefit	(88)	43
Net loss	$(1,035)	$(1,333)

Loss attributable to common shares	$(1,018)	$(1,216)
Loss attributable to Preferred Series C shares	$(17)	$(117)
Loss per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Shares used in computing loss per common share:
Basic	33,164,321	30,703,501
Diluted	33,164,321	30,703,501
Loss per Preferred Series C share basic and diluted	$(11.42)	$(14.72)
Shares used in computing loss per basic and diluted Preferred Series C Shares	1,480	7,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND, 2019
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	323	-	323
Conversion of convertible preferred stock into common stock	(3,090)	-	1,148,698	1	(1)	-	-
Exercise of stock options	-	-	28,824	-	-	-	-
Net loss	-	-	-	-	-	(1,333)	(1,333)

BALANCE, March 31, 2019	6,878	$1	31,120,608	$31	$242,310	$(212,104)	$30,238

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	430	-	430
Conversion of convertible preferred stock into common stock	(2,103)	(1)	782,089	1			-
Net loss	-	-	-	-	-	(1,035)	(1,035)

BALANCE, March 31, 2020	-	$-	33,714,362	$34	$243,610	$(215,596)	$28,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,035)	$(1,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,038	1,204
Amortization of right-of-use asset	79	93
Provision for doubtful accounts	2	(7)
Loss on disposal of property and equipment and lasers placed in service	-	22
Stock-based compensation	430	323
Deferred taxes	88	(42)
Amortization of debt discount	-	7
Amortization of deferred financing costs	-	27
Changes in operating assets and liabilities:
Accounts receivable	1,176	(175)
Inventories	(444)	(327)
Prepaid expenses and other assets	43	142
Accounts payable	222	281
Other accrued liabilities	16	224
Other liabilities	(59)	9
Operating lease liabilities	(60)	(76)
Deferred revenues	(898)	(36)
Net cash provided by operating activities	598	336

Cash Flows From Investing Activities:
Lasers placed-in-service	(596)	(434)
Net cash used in investing activities	(596)	(434)

Net increase (decrease) in cash and cash equivalents and restricted cash	2	(98)
Cash, cash equivalents and restricted cash, beginning of period	15,629	16,487

Cash, cash equivalents and restricted cash, end of period	$15,631	$16,389

Cash and cash equivalents	$8,150	$16,389
Restricted cash	7,481	-
	$15,631	$16,389
Supplemental information of cash and non-cash transactions:
Cash paid for interest	$52	$201

Lease liabilities arising from obtaining right-of-use assets	$-	$848

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2020, there were 822 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. The term is for twelve months with up to four additional twelve-month terms subject to certain conditions.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which appears to have originated from Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices.  The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions have become prevalent in the United States, this has had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and the Company depends upon its supply chain to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19 the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, the Company has created programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In order to conserve its cash during this time period, the Company has furloughed employees, reduced all discretionary spending and reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $400 as of March 31, 2020. See Note 2 Liquidity for discussion on Company liquidity.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Basis of Presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share data.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2020, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

Additionally, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. However, management has made appropriate accounting estimates on certain accounting matters, which include the allowance for doubtful accounts, inventory valuation, carrying value of the goodwill and other long-lived assets, based on the facts and circumstances available as of the reporting date. The Company’s future assessment of the magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of March 31, 2020 and December 31, 2019, the carrying value of the note payable is estimated to approximate its fair value due to its short-term nature.

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

The following table presents the calculation of basic and diluted loss per share by each class of security for the three months ended March 31, 2020 and, 2019:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,018)	$(17)	$(1,216)	$(117)

Weighted average number of shares outstanding during the period	33,164,321	1,480	30,703,501	7,944

Basic and Diluted loss per share	$(0.03)	$(11.42)	$(0.04)	$(14.72)

The Company considers its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings per share. For the three months ended March 31, 2020 and 2019, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following table sets forth the weighted average of potential common stock equivalents outstanding during the three months ended March 31, 2020 and, 2019 that have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Common stock purchase warrants	749,901	2,233,192
Restricted stock units	169,023	129,576
Common stock options	4,908,038	4,321,932
Total	5,826,962	6,684,700

Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The adoption of ASU No. 2017-04 on January 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The adoption of ASU No. 2018-13 on January 1, 2020 did not have a material effect on the Company’s condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company condensed financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

Note 2
Liquidity

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, the Company has improved revenues, gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate and received cash proceeds from the PPP loan (defined in Note 16 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

Note 3
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

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60-day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean distributor, the Company sells access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

patterns described above. Under both methods, pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

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

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $267, and the Company expects to recognize $186 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2020, the $186 of short-term contract liabilities is presented as deferred revenues and the $81 of long-term contract liabilities is presented within Other Liabilities on the Condensed Consolidated Balance Sheet. For the three months ended March 31, 2020, the Company recognized $57 as revenue from amounts classified as contract liabilities (i.e. deferred revenues), as of December 31, 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three months ended March 31, 2020, and 2019, the Company recorded such reimbursements in the amounts of $168 and $155, respectively.

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2020 and, 2019, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia and recurring revenue from our distributor in Korea.

	Three Months Ended March 31, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,597	$315	$5,912
Foreign	104	714	818
Total	$5,701	$1,029	$6,730

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended March 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,312	$324	$5,636
Foreign	-	1,847	1,847
Total	$5,312	$2,171	$7,483

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of March 31,

Remaining 2020	$365
2021	413
2022	413
2023	340
2024	126
Thereafter	-
Total	$1,657

Note 4
Inventories:

Inventories consist of:

	March 31, 2020	December 31, 2019
Raw materials and work-in-process	$2,813	$2,651
Finished goods	658	376
Total inventories	$3,471	$3,027

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:

Property and equipment consist of:

	March 31, 2020	December 31, 2019
Lasers placed-in-service	$21,511	$20,925
Equipment, computer hardware and software	146	146
Furniture and fixtures	234	234
Leasehold improvements	26	26
	21,917	21,331
Accumulated depreciation and amortization	(16,538)	(15,962)
Property and equipment, net	$5,379	$5,369

Depreciation and related amortization expense was $586 and $751 for the three months ended March 31, 2020 and 2019, respectively.

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of March 31, 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(2,708)	$2,992
Product technology	2,000	(1,900)	100
Customer relationships	6,900	(3,277)	3,623
Tradenames	1,500	(712)	788
	$16,100	$(8,597)	$7,503

Related amortization expense was $452 and $453 for the three months ended March 31, 2020 and, 2019, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2020.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2020	$1,158
2021	1,410
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$7,503

Note 7
Other Accrued Liabilities:

Other accrued liabilities consist of:

	March 31, 2020	December 31, 2019

Accrued warranty, current	$143	$170
Accrued compensation, including commissions and vacation	1,258	1,193
Accrued state sales, use and other taxes	3,191	3,193
Accrued professional fees and other accrued liabilities	558	578
Total other accrued liabilities	$5,150	$5,134

Accrued State Sales and Use Tax
In the ordinary course of business, the Company is subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability and all of the Company’s tax positions are subject to audit. One state has assessed the Company an amount of $801 for the period from March 2014 through August 2017. The Company has declined an informal offer to settle at a substantially lower amount and is currently in that jurisdiction’s administrative process of appeal. A second jurisdiction has made an assessment of $720 from June 2015 through March 2018 plus interest of $171 through April 2020. The Company is currently also in that jurisdiction’s administrative process of appeal. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not equivalent to prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The Company believes its state sales and use tax accruals have properly recognized such that if the Company’s arrangements with customers are deemed more likely than not that the Company would not be exempt from sales tax in a particular state the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remains uncertain.

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business are recorded in general and administrative expenses on the condensed consolidated statements of operations.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three months ended March 31, 2020 and, 2019, is summarized as follows:

	Three Months Ended, March 31,
	2020	2019
Accrual at beginning of period	$232	$238
Additions charged to warranty expense	3	68
Expiring warranties/claimed satisfied	(54)	(34)
Total	181	272
Less: current portion	(143)	(183)
Total long-term accrued warranty costs	$38	$89

Note 8
Note Payable

On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal is due on December 30, 2020 with no penalties for prepayments. The interest rate is fixed at 2.79%. The secured time deposit has a fixed interest rate of 1.79%. The Company concurrently fully repaid (including payment of termination and exit fees) its then existing long-term debt credit facility with Midcap Financial Trust (“MidCap”). The transaction was accounted for as a debt extinguishment.

Note 9
Long-term Debt:

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap and the lenders listed therein. Under the Credit Agreement, the credit facility could be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility was December 1, 2020. The Company's obligations under the credit facility were secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one-month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase in the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there are no principal payments due.

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

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of then existing $10,571 credit facility. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there are no principal payments due. Principal payments beginning December 2019 were $252 plus interest per month. The interest rate on the credit facility was one-month LIBOR plus 7.25%. The Company was in compliance with all covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 to cure the event of default.

These amendments had been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.

All borrowings under the Credit Facility were fully repaid in connection with the execution of a Fixed Rate-Promissory Note on December 30, 2019.

Note 10
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the three months ended March 31, 2019, warrants to purchase 265,947 and 137,143 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives. These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had de minimus fair values as of March 31, 2019.

Outstanding common stock warrants at March 31, 2020 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price
June 22, 2015	June 22, 2020	600,000	$3.75
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		749,901

Note 11
Stock-based Compensation:

As of March 31, 2020, the Company had options to purchase 4,908,038 shares of common stock outstanding with a weighted-average exercise price of $1.90. As of March 31, 2020, options to purchase 2,036,577 shares are vested and exercisable. There are 432,774 shares remaining available for issuance in the form of future equity awards as of March 31, 2020. There were 169,023 restricted stock units outstanding as of March 31, 2020.

Stock-based compensation expense, which is included in general and administrative expense, for the three months ended March 31, 2020 and 2019, was $430 and $323, respectively. As of March 31, 2020, there was $2,442 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.05 years.

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

Income tax expense of $88 and benefit of $43 for the three months ended March 31, 2020 and, 2019, respectively, was comprised primarily changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

The United States enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company analyzed the impact of the CARES Act and does not foresee a significant impact on its condensed consolidated financial position, results of operations, effective tax rate and cash flows.

The Company has experienced certain ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company's ability to utilize its net operating losses in the future. The February 2014, July 2014, June 2015 and May 2018 equity raises by the Company will limit the annual use of these net operating loss carryforwards. Although the Company has not performed a Section 382 study, any limitation of its pre-change net operating loss carryforwards that would result in a reduction of its deferred tax asset would also have an equal and offsetting adjustment to the valuation allowance.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended March 31, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,701	$1,029	$6,730
Costs of revenues	1,802	529	2,331
Gross profit	3,899	500	4,399
Gross profit %	68.4%	48.6%	65.4%

Allocated operating expenses:
Engineering and product development	274	18	292
Selling and marketing	2,797	156	2,953

Unallocated operating expenses	-	-	2,102
	3,071	174	5,347
Income (loss) from operations	828	326	(948)

Interest income, net	-	-	1

Income (loss) before income taxes	$828	$326	$(947)

Three Months Ended March 31, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,312	$2,171	$7,483
Costs of revenues	1,793	1,081	2,874
Gross profit	3,519	1,090	4,609
Gross profit %	66.2%	50.2%	61.6%

Allocated operating expenses:
Engineering and product development	242	62	304
Selling and marketing	2,768	298	3,066

Unallocated operating expenses	-	-	2,480
	3,010	360	5,850
Income (loss) from operations	509	730	(1,241)

Interest expense, net	-	-	(135)

Income (loss) before income taxes	$509	$730	$(1,376)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 14
Significant Customer Concentration:

For the three months ended March 31, 2019, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,990, or 27%, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three months ended March 31, 2020 and 2019. No customer represented more than 10% of total accounts receivable as of March 31, 2020.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 5 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. The Company entered into an addendum with FR National Life, LLC for the Carlsbad facility. The extension began on October 1, 2019 for five years and was executed on May 1, 2019. Included in cash flows provided by operations for the three months ended March 31, 2020 and, 2019, there was amortization of right-of-use assets of $79 and $93, respectively.

Operating lease costs were $112 and $111 for the three months ended March 31, 2020 and, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $93 and $94 for the three months ended March 31, 2020 and, 2019, respectively. As of March 31, 2020, the incremental borrowing rate was 9.76 % and the weighted average remaining lease term was 3.9 years. The following table summarizes the Company’s operating lease maturities as of March 31, 2020:

For the year ending December 31,	Amount
Remaining 2020	$343
2021	456
2022	371
2023	242
2024	186
Total remaining lease payments	1,598
Less: imputed interest	(267)
Total lease liabilities	$1,331

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 16

Subsequent event

In April 2020, in response to the ongoing COVID-19 pandemic and as part of broader actions taken by the Company to reduce operating expenses and conserve cash resources, the Company announced expense reductions including furloughing employees, temporarily deferring executive bonuses and Board of Directors fees and reducing all discretionary spending including direct to patient marketing.

On April 22, 2020, the Company closed a loan of $2,028 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence December 1, 2020.

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business including the scope and duration of the COVID-19 outbreak and its impact on global economic systems. In particular, we encourage you to review the risks and uncertainties described in Part II-Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2020, there were 822 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 820 at the end of December 31, 2019. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which appears to have originated in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of  elective procedures in the U.S. and to the temporary closure of many physician practices.  The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions have become prevalent in the United States, this has had a negative impact on our recurring revenue model and our financial position and cash flow. The impact to the Company’s customers may also result in an increase in past due accounts receivable or customer bankruptcies. The virus has disrupted the supply chain from China and other countries and we depend upon our supply chain, to provide a steady source of components to manufacture and repair our devices. A shut-down of suppliers within our supply chain would severely disrupt our ability to sell, place and repair our products and this would have a material impact on our financial position and cash flow.

To mitigate the impact of COVID-19,the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, we have created programs utilizing its direct to consumer advertising and call center contact to patients and partner clinics to restart our partners’ businesses. In order to conserve its cash during this time period, the Company has furloughed employees, reduced all discretionary spending and reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $400 as of March 31, 2020. With the receipt of the PPP loan, we have brought back most of our employees on a leave of absence and are transitioning the others back to full time over the next month. At this time we did not terminate any employees.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the first quarter of fiscal 2020, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in the next three quarters of fiscal 2020, and possibly into fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

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

•	In the third quarter of 2018, we announced the launch of our S3®, the next generation XTRAC. The S3 is smaller, faster and has a smart user interface.
•	In January 2020, we announced the FDA granted clearance of our XTRAC Momentum Excimer Laser Platform.

•	VTRAC® Lamp. VTRAC received FDA clearance in 2005 and provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system.

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

MidCap Credit Facility Extinguishment and Fixed Rate-Term Promissory Note
On May 29, 2018, we entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3.0 million in principal of the existing $10.6 million credit facility established with MidCap Financial Trust in 2015. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments payable under the Credit Agreement including a period of 18 months where there were no principal payments due. Principal payments beginning December 2019 were $252,000 plus interest per month. The interest rate on the credit facility was one-month LIBOR plus 7.25%.

On December 30, 2019, we closed on a $7.3 million loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). Our obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which we have pledged, to the commercial bank, the proceeds of a time deposit account in the amount of the loan. We concurrently fully repaid (including payment of termination and exit fees) our existing long-term debt credit facility with Midcap Financial Trust.

Paycheck Protection Program
On April 22, 2020, we closed on a loan of $2.0 million (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act (The “Cares Act”). The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020.

All or a portion of the PPP loan may be forgiven by the lender upon application by STRATA beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the Small Business Administration (the “SBA”) pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019, of our Annual Report on Form 10-K as filed with the SEC on March 17, 2020.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended March 31,
	2020	2019
Dermatology Recurring Procedures	$5,701	$5,312
Dermatology Procedures Equipment	1,029	2,171

Total Revenues	$6,730	$7,483

Dermatology Recurring Procedures
The COVID-19 pandemic has had a negative impact on the Company’s results for the first quarter of 2020 and, the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended March 31, 2020, was $5,701, which we estimate is approximately 82,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended March 31, 2019, of $5,312, which we estimate is approximately 76,000 treatments, with prices between $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. We expect to continue to increase spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue. The increase in spending on these programs precedes the recurring revenue as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2020 and, 2019, we deferred net revenues of $1,457 and $1,876, respectively, which will be recognized as revenue over the remaining usage period.

In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply the same recurring revenue model we have in the United States. We placed 6 systems in the first quarter of 2020 under this contract, for a total of 16 systems in South Korea.

Dermatology Procedures Equipment
The COVID-19 pandemic has had a negative impact on the Company’s results for the first quarter of 2020 and, the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended March 31, 2020, dermatology equipment revenues were $1,029. Internationally, we sold 3 (all VTRAC). Domestically, we sold 1 XTRAC system during the three months ended March 31, 2020.

For the three months ended March 31, 2019, dermatology equipment revenues were $2,171. Internationally, we sold 23 systems (22 XTRAC and 1 VTRAC). Domestically, we sold 2 XTRAC systems for the three months ended March 31, 2019.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended March 31,
	2020	2019
Dermatology Recurring Procedures	$1,802	$1,793
Dermatology Procedures Equipment	529	1,081
Total Cost of Revenues	$2,331	$2,874

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2020	2019
Revenues	$6,730	$7,483
Percent decrease	(10.1)%
Cost of revenues	2,331	2,874
Percent decrease	(18.9)%
Gross profit	$4,399	$4,609
Gross profit percentage	65.4%	61.6%

Gross profit decreased to $4,399 for the three months ended March 31, 2020 from $4,609 during the same period in 2019. As a percent of revenue, the gross margin was 65.4% for the three months ended March 31, 2020, as compared to 61.6% for the same period in 2019.

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2020	2019
Revenues	$5,701	$5,312
Percent increase	7.3%
Cost of revenues	1,802	1,793
Percent increase	0.5%
Gross profit	$3,899	$3,579
Gross profit percentage	68.4%	66.2%

The primary reasons for the increase in gross profit for the three months ended March 31, 2020 was the result of lower depreciation in 2020 as compared to the first quarter of 2019. Incremental treatments delivered on existing equipment incur negligible incremental costs.

Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2020	2019
Revenues	$1,029	$2,171
Percent decrease	(52.6)%
Cost of revenues	529	1,081
Percent decrease	(51.1)%
Gross profit	$500	$1,090
Gross profit percentage	48.6%	50.2%

The primary reason for the change in gross margin percent for the three months ended March 31, 2020 as compared to the same period in 2019 was the result of product mix.

Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2020, decreased to $292 from $304 for the three months ended March 31, 2019 consistent between the quarters.

Selling and Marketing Expenses
As of March 31, 2020 our sales and marketing personnel consisted of 59 full-time positions, prior to the furlough of employees, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended March 31, 2020, selling and marketing expenses were $2,953 as compared to $3,066 for the three months ended March 31, 2019. Sales and marketing expenses were lower primarily due to lower tradeshow costs, commissions and DTC spend partially offset by higher personnel costs.

General and Administrative Expenses
For the three months ended March 31, 2020, general and administrative expenses decreased to $2,102 from $2,480 for the three months ended March 31, 2019. General and administrative expenses were lower primarily due to lower audit, legal and consulting costs. We incurred higher costs in 2019 as a result of a change in auditors.

Interest Income (Expense), Net
Interest income, net for the three months ended March 31, 2020, was $1 compared to expense, net of $135 in the three months ended March 31, 2019. The reduction in interest expense for the three months ended March 31, 2020 compared to March 31, 2019, was the result of the payoff of our MidCap debt and its replacement with a lower interest rate note payable in December 2019.

Income Taxes
The Company recognized income tax expense of $88 for the three months ended March 31, 2020 and a $43 tax benefit for the three months ended March 31, 2019, respectively, both of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with U.S. GAAP, and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under U.S. GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company's future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this report is as follows:

	For the Three Months Ended March 31,
	2020	2019

Net Loss	$(1,035)	$(1,333)

Adjustments:
Depreciation/amortization*	1,117	1,297
Income taxes	88	(43)
Interest (income) expense, net	(1)	135

Non-GAAP EBITDA	169	56

Stock compensation	430	323

Non-GAAP adjusted EBITDA	$599	$379

*Includes depreciation of lasers placed-in-service of $566 and $742 for the three months ended March 31, 2020 and, 2019, respectively.

Liquidity and Capital Resources
As of March 31, 2020, we had $5,993 of working capital compared to $6,121 as of December 31, 2019. The change in working capital was primarily the result of lower accounts receivable offset by deferred revenue. Cash, cash equivalents and restricted cash were $15,631 as of March 31, 2020, as compared to $15,629 as of December 31, 2019. As a result of cash conservation measures implemented after the COVID-19 outbreak, we delayed payment of approximately $400 in payables from the first quarter into the second quarter.

On December 30, 2019, we closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged the proceeds of a time deposit account in the amount of the loan to the commercial bank. The Company concurrently fully repaid (including payment of termination and exit fees) its existing long-term debt credit facility with Midcap Financial Trust. The Note has a fixed interest rate of 2.79% and is due December 2020.

On April 22, 2020, we closed on a loan of $2.0 million (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020.

All or a portion of the PPP loan may be forgiven by the lender upon application by STRATA beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the Small Business Administration (the “SBA”) pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

We have been negatively impacted by the COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, we have improved revenues, gross profit, generated positive cash flow from operations, refinanced our debt at a lower interest rate and received cash proceeds from the PPP loan. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

Net cash and cash equivalents provided by operating activities was $598 for the three months ended March 31, 2020, compared to cash provided by operating activities of $336 the three months ended March 31, 2019. The increase in cash flows provided by operating activities for the three months ended March 31, 2020 was the result of a lower net loss and cash flow from accounts receivable offset by a decrease of deferred revenue.

Net cash and cash equivalents used in investing activities was $596 for the three months ended March 31, 2020, compared to cash used in investing activities of $434 for the three months ended March 31, 2019. The increase is the result of the cost lasers placed in service in the first quarter of 2020 as compared to the first quarter of 2019.

There were no cash flows from financing activities for the three months ended March 31, 2020 and, 2019.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2019 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At March 31, 2020, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”), and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “ITEM 1A.  Risk Factors” in this Quarterly Report on Form 10-Q and "Item 1A Risk Factors" of the 2019 Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements about:

•
forecasts of future business performance, consumer trends and macro-economic conditions, including the timing and pace of physician practices opening back up after the COVID-19 pandemic subsides, and our ability and its effectiveness to stimulate recurring revenue by generating patient referrals to our provider customers

•	descriptions of market and/or competitive conditions;
•	descriptions of plans or objectives of management for future operations, products or services;
•
our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, compliance with the terms of the PPP loan and related regulations and our ability to obtain additional financing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to obtain and maintain regulatory approvals of our products;
•	anticipated results of existing or future litigation;
•	Health emergencies, the spread of infectious diseases; and
•	descriptions or assumptions underlying or related to any of the above items.

These risks and uncertainties may be increased or intensified as a result of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19, including if there is a resurgence of the COVID-19 virus after the initial outbreak subsides. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We had previously reported in our Annual Report for the fiscal year ended December 31, 2019 based on our evaluation as of and for the period then ended our disclosure controls and procedures were not effective, due to the material weaknesses described below.

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

Remediation Activities
In the fourth quarter of 2019, we commenced measures to remediate the material weaknesses. Management, with the participation and input of the Audit Committee, was engaged in remedial activities to address the material weaknesses described above and identified the following root causes:

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

We are committed to maintaining a strong internal control environment, and we have performed the root cause analysis and have completed the remediation process during the quarter ended March 31, 2020. We believe we have remediated these material weaknesses. We will continue to assess the effectiveness of our internal controls.

Limitations of Internal Control System
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2020. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
Other than described above in the Item 4, Controls and Procedures, there has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and filed with the SEC on March 17, 2020.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely affect our results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate our business due to, among other factors:

•	a general decline in business activity;

•
the destabilization of the markets and negative impacts on the healthcare system globally could negatively impact our ability to market and sell our products, including through the disruption of health care activities in general and elective health care procedures in particular, the inability of our sales team to contact and/or visit doctors in person, patients’ interest in starting or continuing procedures involving our products and our ability to support patients that presently use our products;

•
difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

•	the potential negative impact on the health of our employees, especially if a significant number of them are impacted;
•	the impact of the pandemic on the Company’s customers, which may result in an increase in past due accounts receivable, write-offs and customer bankruptcies;
•
a shut-down of suppliers within the Company’s supply chain has severely disrupted our ability to sell, place and repair our products, which has had a material impact on the Company’s financial position and cash flow, and the continuation will likely have a material impact on the Company’s financial position and cash flow in future periods; and

•	a deterioration in our ability to ensure business continuity during a disruption.

There is a high degree of uncertainty regarding the implementation and impact of the PPP. There can be no assurance as to whether we will be able to benefit from the proceeds received from the PPP loan.
In April 2020, we closed on a loan of $2.0 million under the PPP of the CARES Act, or the PPP loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP loan matures on May 1, 2022 and bears interest at a rate of 1.0% per annum. Commencing December 1, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by May 1, 2022 any principal amount outstanding on the PPP loan that has not been forgiven in accordance with the terms and conditions of the PPP loan. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP loan and that our receipt of the PPP loan is consistent with the broad objectives of the PPP and the CARES Act, the certification described above does not contain any objective criteria as of this date and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The SBA intends to provide further clarification by May 14, 2020. The lack of clarity as of the date of this Report regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. In the event that we seek forgiveness of all or a portion of the PPP loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

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

STRATA SKIN SCIENCES, INC.

Date May 13, 2020	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date May 13, 2020	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer