Form 10-Q
period 2020-06-30
STRATA Skin Sciences, Inc.
filed 2020-08-12
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer's common stock as of August 7, 2020 was 33,754,909 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,231	$8,129
Restricted cash	7,397	7,500
Accounts receivable, net of allowance for doubtful accounts of $256 and $184, respectively	1,361	4,386
Inventories	3,470	3,027
Prepaid expenses and other current assets	430	513
Total current assets	23,889	23,555

Property and equipment, net	4,999	5,369
Operating lease right-of-use assets, net	1,155	1,314
Intangible assets, net	7,050	7,955
Goodwill	8,803	8,803
Other assets	314	347
Total assets	$46,210	$47,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Current portion of long-term debt	799	-
Accounts payable	2,451	1,880
Other accrued liabilities	4,703	5,134
Current portion of operating lease liabilities	353	313
Deferred revenues	1,020	2,832
Total current liabilities	16,601	17,434

Long-term liabilities:
Long-term debt, net	1,729	-
Deferred tax liability	135	-
Long-term operating lease liabilities, net	896	1,078
Other liabilities	71	178
Total liabilities	19,432	18,690

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; - and 2,103 shares issued and outstanding at June 30, 2020 and, December 31, 2019, respectively	-	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 33,754,909 and 32,932,273 shares issued and outstanding at June 30, 2020 and, December 31, 2019, respectively	34	33
Additional paid-in capital	244,020	243,180
Accumulated deficit	(217,276)	(214,561)
Total stockholders' equity	26,778	28,653
Total liabilities and stockholders’ equity	$46,210	$47,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2020	2019
Revenues, net	$4,030	$7,725

Cost of revenues	2,066	2,815

Gross profit	1,964	4,910

Operating expenses:
Engineering and product development	247	235
Selling and marketing	1,442	2,958
General and administrative	1,890	2,700
	3,579	5,893

Loss from operations	(1,615)	(983)

Other expense, net:
Interest expense, net	(18)	(145)
	(18)	(145)

Loss before income taxes	(1,633)	(1,128)
Income tax (expense) benefit	(47)	46
Net loss	$(1,680)	$(1,082)

Loss attributable to common shares	$(1,680)	$(1,007)
Loss attributable to Series C Convertible Preferred shares	-	$(75)
Loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)
Shares used in computing loss per common share:
Basic	33,731,739	31,359,104
Diluted	33,731,739	31,359,104
Loss per Series C Convertible Preferred share basic and diluted	-	$(11.94)
Shares used in computing loss per basic and diluted Series C Convertible Preferred shares	-	6,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Revenues, net	$10,760	$15,208

Cost of revenues	4,397	5,689

Gross profit	6,363	9,519

Operating expenses:
Engineering and product development	539	539
Selling and marketing	4,395	6,024
General and administrative	3,992	5,180
	8,926	11,743

Loss from operations	(2,563)	(2,224)

Other expense, net:
Interest expense, net	(17)	(280)
	(17)	(280)
Loss before income taxes	(2,580)	(2,504)
Income tax (expense) benefit	(135)	89
Net loss	$(2,715)	$(2,415)

Loss attributable to common shares	$(2,693)	$(2,226)
Loss attributable to Series C Convertible Preferred shares	$(22)	$(189)
Loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Shares used in computing loss per common share:
Basic	33,448,030	31,033,114
Diluted	33,448,030	31,033,114
Loss per Series C Convertible Preferred share basic and diluted	$(29.93)	$(26.66)

Shares used in computing loss per basic and diluted Series C Convertible Preferred shares	740	7,093

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	430	-	430
Conversion of convertible preferred stock into common stock	(2,103)	(1)	782,089	1			-
Net loss	-	-	-	-	-	(1,035)	(1,035)
BALANCE, March 31, 2020	-	$-	33,714,362	$34	$243,610	$(215,596)	$28,048

Stock-based compensation	-	-		-	410	-	410
Issuance of restricted stock	-	-	40,547	-			-
Net loss	-	-				(1,680)	(1,680)
BALANCE, June 30, 2020	-	$-	33,754,909	$34	$244,020	$(217,276)	$26,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,715)	$(2,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,986	2,347
Amortization of right-of-use asset	159	147
Provision for doubtful accounts	72	2
Loss on disposal of property and equipment and lasers placed in service	19	22
Stock-based compensation	840	626
Deferred taxes	135	(89)
Amortization of debt discount	-	12
Amortization of deferred financing costs	-	57
Changes in operating assets and liabilities:
Accounts receivable	2,953	(85)
Inventories	(443)	(813)
Prepaid expenses and other assets	116	(42)
Accounts payable	571	327
Other accrued liabilities	(431)	248
Other liabilities	(107)	(5)
Operating lease liabilities	(142)	(126)
Deferred revenues	(1,812)	193
Net cash provided by operating activities	1,201	406

Cash Flows From Investing Activities:
Lasers placed-in-service	(730)	(947)
Purchases of property and equipment	-	(5)
Net cash used in investing activities	(730)	(952)

Cash Flows From Financing Activities:
Proceeds from note payable and long-term debt	2,528	-
Net cash provided by financing activities	2,528	-

Net increase (decrease) in cash and cash equivalents and restricted cash	2,999	(546)
Cash, cash equivalents and restricted cash, beginning of period	15,629	16,487

Cash, cash equivalents and restricted cash, end of period	$18,628	$15,941

Cash and cash equivalents	$11,231	$15,941
Restricted cash	7,397	-
	$18,628	$15,941

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$103	$404
Lease liabilities arising from obtaining right-of-use assets	$-	$1,632

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2020, there were 789 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. The term is for twelve months with up to four additional twelve-month terms, subject to certain conditions.

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

To mitigate the impact of COVID-19 the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, the Company has created programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In order to conserve its cash in order to mitigate the on-going impact of the COVID-19 pandemic, the Company furloughed employees, reduced all discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $781 as of June 30, 2020. See Note 2 Liquidity for discussion on Company liquidity.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share data.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2020.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2020, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of June 30, 2020 and December 31, 2019, in evaluating the terms of the notes, the carrying value of the Company’s notes payable are estimated to approximate the fair value.

Earnings Per Share
The Company calculates loss per common share and Series C Convertible Preferred share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic loss per common share and Series C Convertible Preferred share is calculated by dividing loss attributable to common shares and Series C Convertible Preferred shares by the weighted-average number of common shares and Series C Convertible Preferred shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted loss per common share and Preferred Series C share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.

No shares of the Company's Series C Convertible Preferred stock were outstanding as of June 30, 2020. These shares were subordinate to all other securities at the same subordination level as common stock, and they participated in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares met the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The following table presents the calculation of basic and diluted loss per share by each class of security for the three and six months ended June 30, 2020 and, 2019:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,680)	-	$(2,693)	$(22)

Weighted average number of shares outstanding during the period	33,731,739	-	33,448,030	740

Basic and Diluted loss per share	$(0.05)	-	$(0.08)	$(29.93)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,007)	$(75)	$(2,226)	$(189)

Weighted average number of shares outstanding during the period	31,359,104	6,250	31,033,114	7,093

Basic and Diluted loss per share	$(0.03)	$(11.94)	$(0.07)	$(26.66)

The Company considered its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings per share. For the three and six months ended June 30, 2020 and 2019, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following table sets forth the weighted average of potential common stock equivalents outstanding during the three and six months ended June 30, 2020, and 2019, that have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock purchase warrants	697,154	2,034,882	723,527	2,133,489
Restricted stock units	151,646	120,773	160,334	125,150
Common stock options	4,908,038	4,184,193	4,908,038	4,252,682
Total	5,756,838	6,339,848	5,791,899	6,511,321

Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The adoption of ASU No. 2017-04 on January 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements.

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

Note 2
Liquidity
The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, the Company has improved revenues, gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate and received cash proceeds from the PPP loan and the EIDL loan (defined in Note 9 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and to access it on favorable terms if at all.

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

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $214, and the Company expects to recognize $163 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2020, the $163 of short-term contract liabilities is presented as deferred revenues and the $51 of long-term contract liabilities is presented within Other Liabilities on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2020, the Company recognized $53 and $110, respectively as revenue from amounts classified as contract liabilities (i.e. deferred revenues), as of December 31, 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and six months ended June 30, 2020, and 2019, the Company recorded such reimbursements in the amounts of $86 and $254, and $177 and $332 respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The following tables present the Company’s revenue disaggregated by geographical region for the three and six months ended June 30, 2020 and, 2019, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia and recurring revenue from our distributor in Korea.

	Three Months Ended June 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$2,670	$125	$2,795
Foreign	126	1,109	1,235
Total	$2,796	$1,234	$4,030

	Six Months Ended June 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$8,267	$440	$8,707
Foreign	230	1,823	2,053
Total	$8,497	$2,263	$10,760

	Three Months Ended June 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,839	$378	$6,217
Foreign	-	1,508	1,508
Total	$5,839	$1,886	$7,725

	Six Months Ended June 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$11,151	$702	$11,853
Foreign	-	3,355	3,355
Total	$11,151	$4,057	$15,208

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of June 30,

Remaining 2020	$244
2021	474
2022	474
2023	405
2024	178
Thereafter	-
Total	$1,775

Note 4
Inventories:
Inventories consist of:
	June 30, 2020	December 31, 2019
Raw materials and work-in-process	$2,756	$2,651
Finished goods	714	376
Total inventories	$3,470	$3,027

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:
Property and equipment consist of:
	June 30, 2020	December 31, 2019
Lasers placed-in-service	$21,553	$20,925
Equipment, computer hardware and software	146	146
Furniture and fixtures	234	234
Leasehold improvements	26	26
	21,959	21,331
Accumulated depreciation and amortization	(16,960)	(15,962)
Property and equipment, net	$4,999	$5,369

Depreciation and related amortization expense was $495 and $1,081 and $691 and $1,442, respectively for the three and six months ended June 30, 2020, and 2019, respectively.

Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets as of June 30, 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(2,850)	$2,850
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(3,450)	3,450
Tradenames	1,500	(750)	750
	$16,100	$(9,050)	$7,050

Related amortization expense was $453 and $905 and $452 and $905 for the three and six months ended June 30, 2020 and, 2019, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2020.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2020	$705
2021	1,410
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$7,050

Note 7
Other Accrued Liabilities:
Other accrued liabilities consist of:
	June 30, 2020	December 31, 2019

Accrued warranty, current	$119	$170
Accrued compensation, including commissions and vacation	1,000	1,193
Accrued state sales, use and other taxes	3,097	3,193
Accrued professional fees and other accrued liabilities	487	578
Total other accrued liabilities	$4,703	$5,134

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The Company believes its state sales and use tax accruals have properly recognized such that if the Company’s arrangements with customers are deemed more likely than not that the Company would not be exempt from sales tax in a particular state the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement remains uncertain.

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business are recorded in general and administrative expenses on the condensed consolidated statements of operations.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three and six months ended June 30, 2020 and, 2019, is summarized as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Accrual at beginning of period	$181	$272	$232	$238
Additions charged to warranty expense	6	75	9	143
Expiring warranties/claimed satisfied	(48)	(56)	(102)	(90)
Total	139	291	139	291
Less: current portion	(119)	(194)	(119)	(194)
Total long-term accrued warranty costs	$20	$97	$20	$97

Note 8
Notes Payable
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

Note 9
Long-term Debt:
The following summarizes the Company’s long-term debt:

June 30, 2020
Term notes	$2,528
Less: current portion	(799)
Total long-term debt	$1,729

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap and the lenders listed therein. Under the Credit Agreement, the credit facility could be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility was December 1, 2020. The Company's obligations under the credit facility were secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one-month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase in the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments including a period of six months where there were no principal payments due.

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

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of then existing $10,571 credit facility. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there were no principal payments due. Principal payments beginning December 2019 were $252 plus interest per month. The interest rate on the credit facility was one-month LIBOR plus 7.25%. The Company was in compliance with all covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, the Company received waivers from Midcap as administrative agent for the lenders who are party to the Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 to cure the event of default.

These amendments had been accounted for as debt modifications as the present value of the cash flows changed by less than 10%.

All borrowings under the Credit Facility were fully repaid in connection with the execution of a Fixed Rate-Promissory Note on December 30, 2019.

On April 22, 2020, the Company closed a loan of $2,028 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at the Company’s election, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100 prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The balance of the loan at June 30, 2020 was $2,028.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at June 30, 2020 was $500.

Note 10
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the three months ended June 30, 2020, warrants to purchase 600,000 shares of common stock with an exercise price of $3.75 expired. During the three and six months ended June 30, 2019, warrants to purchase 265,947 and 137,143 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives. These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had de minimus fair values and there was no change in fair value for the three and six months ended June 30, 2019.

Outstanding common stock warrants at June 30, 2020 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		149,901

Note 11
Stock-based Compensation:

As of June 30, 2020, the Company had options to purchase 4,908,038 shares of common stock outstanding with a weighted-average exercise price of $1.90. As of June 30, 2020, options to purchase 2,906,381 shares are vested and exercisable. There are 441,774 shares remaining available for issuance in the form of future equity awards as of June 30, 2020. There were 119,930 restricted stock units outstanding as of June 30, 2020 and during the three months ended June 30, 2020, the Company issued 40,547 shares related to restricted stock units.

Stock-based compensation expense, which is included in general and administrative expense, for the three and six months ended June 30, 2020 and 2019, was $410 and $840, and $303and $626, respectively. As of June 30, 2020, there was $2,010 in unrecognized compensation expense, which will be recognized over a weighted average period of 0.97 years.

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

Income tax expense of $47 and $135 and benefits of $46 and $89 for the three and six months ended June 30, 2020 and 2019, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$2,796	$1,234	$4,030
Costs of revenues	1,364	702	2,066
Gross profit	1,432	532	1,964
Gross profit %	51.2%	43.1%	48.7%
Allocated operating expenses:
Engineering and product development	225	22	247
Selling and marketing	1,341	101	1,442
Unallocated operating expenses	-	-	1,890
	1,566	123	3,579
Income (loss) from operations	(134)	409	(1,615)
Interest income, net	-	-	(18)
Income (loss) before income taxes	$(134)	$409	$(1,633)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Six Months Ended June 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$8,497	$2,263	$10,760
Costs of revenues	3,166	1,231	4,397
Gross profit	5,331	1,032	6,363
Gross profit %	62.7%	45.6%	59.1%

Allocated operating expenses:
Engineering and product development	499	40	539
Selling and marketing	4,138	257	4,395

Unallocated operating expenses	-	-	3,992
	4,637	297	8,926
Income (loss) from operations	694	735	(2,563)
Interest income, net	-	-	(17)
Income (loss) before income taxes	$694	$735	$(2,580)

Three Months Ended June 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,839	$1,886	$7,725
Costs of revenues	1,733	1,082	2,815
Gross profit	4,106	804	4,910
Gross profit %	70.3%	42.6%	63.6%
Allocated operating expenses:
Engineering and product development	198	37	235
Selling and marketing	2,771	187	2,958
Unallocated operating expenses	-	-	2,700
	2,969	224	5,893
Income (loss) from operations	1,137	580	(983)
Interest expense, net	-	-	(145)
Income (loss) before income taxes	$1,137	$580	$(1,128)

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

Note 14
Significant Customer Concentration:

For the three and six months ended June 30, 2020, revenues from the Company’s international master distributor were $807 and $1,303, or 20% and 12%, respectively, of total revenue for such period.

At June 30, 2020, the accounts receivable balance from this distributor was $200, or 15% of total net accounts receivable.

For the three and six months ended June 30, 2019, revenues from sales to the Company’s international master distributor were $1,367 and $3,357, or 18% and 22%, respectively, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2020 and 2019. No customer represented more than 10% of total accounts receivable as of June 30, 2020.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 5 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. The Company entered into an addendum with FR National Life, LLC for the Carlsbad facility. The extension began on October 1, 2019 for five years and was executed on May 1, 2019. Included in cash flows provided by operations for the six months ended June 30, 2020, and 2019, there was amortization of right-of-use assets of $159 and $147, respectively.

Operating lease costs were $112 and $116 and $224 and $227 for the three and six months ended June 30, 2020 and, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $114 and $207, and $110 and $204 for the three and six months ended June 30, 2020 and, 2019, respectively. As of June 30, 2020, the incremental borrowing rate was 9.76 % and the weighted average remaining lease term was 3.6 years. The following table summarizes the Company’s operating lease maturities as of June 30, 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

For the year ending December 31,	Amount
Remaining 2020	$228
2021	456
2022	371
2023	242
2024	186
Total remaining lease payments	1,483
Less: imputed interest	(234)
Total lease liabilities	$1,249

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business including the scope and duration of the COVID-19 outbreak and its impact on global economic systems. In particular, we encourage you to review the risks and uncertainties described in Part II-Item 1A “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2020, there were 789 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, a decrease from 820 at the end of December 31, 2019. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which appears to have originated in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices. While many offices have been reopening, the extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions have become prevalent in the United States, this has had a negative impact on our recurring revenue model and our financial position and cash flow. The impact to the Company’s customers may also result in an increase in past due accounts receivable or customer bankruptcies. The virus has disrupted the supply chain from China and other countries and may continue to do so. We depend upon our supply chain, to provide a steady source of components to manufacture and repair our devices. A shut-down of suppliers within our supply chain would severely disrupt our ability to sell, place and repair our products and this would have a material impact on our financial position and cash flow.

To mitigate the impact of COVID-19,the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, we have created programs utilizing its direct to consumer advertising and call center contact to patients and partner clinics to restart our partners’ businesses. In order to conserve its cash during this time period, the Company furloughed employees, reduced all discretionary spending, reduced all inventory purchases and delayed payments to vendors. We continue to manage our expenses and cash disbursements. Delayed payments to vendors were approximately $400 as of March 31, 2020 and cumulatively $781 as of June 30, 2020. With the receipt of the PPP loan, we brought back most of our employees on a leave of absence. At this time, based on the current regulations issued by the SBA we believe approximately 80% of the loan will be forgiven, but a final reconciliation will need to be completed.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the first and second quarter of fiscal 2020, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in the next two quarters of fiscal 2020, and possibly into fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Recent Developments

Korean Distribution Agreement
In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model we have in the United States. The term is for twelve months with up to four additional twelve-month terms subject to certain conditions. For the six months ended June 30, 2019, we recorded approximately $1,200 in dermatology equipment unit sales in Korea and have none in 2020. We have recorded $230 in recurring revenue associated from recurring revenue in South Korea for the six months ended June 30, 2020 and none in 2019.

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

Paycheck Protection Program
On April 22, 2020, we closed on a loan of $2.0 million (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act (The “Cares Act”). The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by STRATA beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the Small Business Administration (the “SBA”) pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced under certain circumstances if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Economic Injury Disaster Loan
On May 22, 2020, we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500,000, with proceeds to be used for working capital purposes. On June 12, 2020, we received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2,437. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment.  Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended June 30, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019, of our Annual Report on Form 10-K as filed with the SEC on March 17, 2020.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Dermatology Recurring Procedures	$2,796	$5,839	$8,497	$11,151
Dermatology Procedures Equipment	1,234	1,886	2,263	4,057
Total Revenues	$4,030	$7,725	$10,760	$15,208

Dermatology Recurring Procedures
The COVID-19 pandemic has had a negative impact on the Company’s results for the first and second quarter of 2020 and, the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended June 30, 2020, was $2,796, which we estimate is approximately 40,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended June 30, 2019, of $5,839, which we estimate is approximately 84,000 treatments, with prices between $65 to $95 per treatment.

Recognized treatment revenue for the six months ending June 30, 2020, was $8,497, which we estimate is approximately 122,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the six months ended June 30, 2019, of $11,151, which is approximately 159,000 treatments with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. Separate from the current and potentially on-going impact of the COVID-19 pandemic on XTRAC treatments, we believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During the COVID-19 pandemic we have reduced substantially all discretionary spend including direct to consumer advertising. For the interim, we have leveraged our call-center to contact patients on behalf of physicians as our partner clinics have reopened in order to get the patients back into treatment. We do expect to continue to increase spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue in the near future. The increase in spending on these programs precedes the recurring revenue as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2020 and, 2019, we deferred net revenues of $546 and $2,040, respectively, which will be recognized as revenue over the remaining usage period. Lower deferred revenue at June 30, 2020 will have a negative impact on revenue in the third quarter of 2020, as compared to the third quarter of 2019.

In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. We have placed 1 system in the second quarter of 2020 under this contract, for a total of 17 systems in South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model we have in the United States. For the six months ended June 30, 2019 we recorded approximately $1,200 in dermatology equipment unit sales and have none in 2020.

Dermatology Procedures Equipment
The COVID-19 pandemic has had a negative impact on the Company’s results for the first and second quarter of 2020 and, the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended June 30, 2020, dermatology equipment revenues were $1,234. Internationally, we sold 5 systems (2 XTRAC and 3 VTRAC). Domestically, there were no XTRAC system during the three months ended June 30, 2020.

For the three months ended June 30, 2019, dermatology equipment revenues were $1,886.  Internationally, we sold 22 systems (21 XTRAC and 1 VTRAC). Domestically, we sold 2 XTRAC systems for the three months ended June 30, 2019.

For the six months ended June 30, 2020, dermatology equipment revenues were $2,263.  Internationally, we sold 10 systems (2 XTRAC and 8 VTRAC).  Domestically, we sold 1 XTRAC system during the six months ended June 30, 2020. As a result of the execution of the Korean Distribution Agreement, for the six months ended June 30, 2019 we recorded approximately $1,200 in dermatology equipment unit sales and have sold none in 2020.

For the six months ended June 30, 2019, dermatology equipment revenues were $4,057. Internationally, we sold 45 systems (43 XTRAC and 2 VTRAC). Domestically, we sold 4 XTRAC systems for the six months ended June 30, 2019.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Dermatology Recurring Procedures	$1,364	$1,733	3,166	$3,526
Dermatology Procedures Equipment	702	1,082	1,231	2,163
Total Cost of Revenues	$2,066	$2,815	$4,397	$5,689

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$4,030	$7,725	$10,760	$15,208
Percent decrease	(47.8)%		(29.2)%
Cost of revenues	2,066	2,815	4,397	5,689
Percent decrease	(26.6)%		(22.7)%
Gross profit	$1,964	$4,910	$6,363	$9,519
Gross profit percentage	48.7%	63.6%	59.1%	62.6%

Gross profit decreased to $1,964 for the three months ended June 30, 2020, from $4,910 during the same period in 2019. As a percent of revenue, the gross margin was 48.7% for the three months ended June 30, 2020, as compared to 63.6% for the same period in 2019.

Gross profit decreased to $6,363 for the six months ended June 30, 2020, from $9,519 during the same period in 2019. As a percent of revenue, the gross margin was 59.1% for the six months ended June 30, 2020, as compared to 62.6% for the same period in 2019 and the decrease was primarily the result of lower sales due to the COVID-19 pandemic, fixed costs in manufacturing and lower production.

Dermatology Recurring Procedures	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,796	$5,839	$8,497	$11,151
Percent decrease	(52.1)%		(23.8)%
Cost of revenues	1,364	1,733	3,166	3,526
Percent decrease	(21.3)%		(10.2)%
Gross profit	$1,432	$4,106	$5,331	$7,625
Gross profit percentage	51.2%	70.3%	62.7%	68.4%

The primary reasons for the decrease in gross profit for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was the result of lower sales due to the COVID-19 pandemic, fixed costs in manufacturing and lower production.

Dermatology Procedures Equipment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,234	$1,886	$2,263	$4,057
Percent decrease	(34.6)%		(44.2)%
Cost of revenues	702	1,082	1,231	2,163
Percent decrease	(35.1)%		(43.1)%
Gross profit	$532	$804	$1,032	$1,894
Gross profit percentage	43.1%	42.6%	45.6%	46.7%

The primary reason for the change in gross margin percent for the three and six months ended June 30, 2020, as compared to the same periods in 2019 was the result of lower sales due to the COVID-19 pandemic, fixed costs in manufacturing and lower production.

Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2020, increased to $247 from $235 for the three months ended June 30, 2019 consistent between the quarters. Engineering and product development costs for the six months ended June 30, 2020 was $539 as compared to $539 for the six months ended June 30, 2019. Expenses were consistent for the three and six months ended June 30, 2020 and 2019.

Selling and Marketing Expenses
As of June 30, 2020 our sales and marketing personnel consisted of 59 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended June 30, 2020, selling and marketing expenses were $1,442 as compared to $2,958 for the three months ended June 30, 2019. For the six months ended June 30, 2020 selling and marketing costs were $4,395 as compared to $6,024 for the six months ended June 30, 2019. Sales and marketing expenses for the three and six months ended June 30, 2020 were lower, as compared to the same periods in 2019, as the Company managed its costs due to the downturn in business as a result of the COVID-19 pandemic, with lower tradeshow costs, compensation costs, and direct to consumer advertising costs.

General and Administrative Expenses
For the three months ended June 30, 2020, general and administrative expenses decreased to $1,890 from $2,700 for the three months ended June 30, 2019. For the six months ended June 30, 2020 general and administration costs were $3,992 as compared to $5,180 for the six months ended June 30, 2019. General and administrative expenses were lower for the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily as a result of lower audit, legal and consulting costs in connection with our change in auditors in 2019.

Interest Expense, Net
Interest expense, net for the three months ended June 30, 2020, was $18 compared to expense, net of $145 in the three months ended June 30, 2019. Interest expense for the six months ended June 30, 2020, was $17 as compared to $280 for the six months ended June 30, 2019. The reduction in interest expense for the three and six months ended June 30, 2020 compared to June 30, 2019, was the result of the payoff of our MidCap debt and its replacement with a lower interest rate note payable in December 2019.

Income Taxes
The Company recognized income tax expense of $47 for the three months ended June 30, 2020 and a $46 tax benefit for the three months ended June 30, 2019, all of which were comprised primarily of changes in deferred tax liability related to goodwill. The Company recognized an income tax expense of $135 for the six months ended June 30, 2020 and an $89 tax benefit for the six months ended June 30, 2019 all of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2020	2019	2020	2019

Net Loss	$(1,680)	$(1,082)	$(2,715)	$(2,415)

Adjustments:
Depreciation/amortization*	1,028	1,197	2,145	2,494
Income taxes	47	(46)	135	(89)
Interest expense, net	18	145	17	280

Non-GAAP EBITDA	(587)	214	(418)	270
Stock compensation	410	303	840	626
Non-GAAP adjusted EBITDA	$(177)	$517	$422	$896

*Includes depreciation of lasers placed-in-service of $463 and $1,029 and $683 and $1,425 for the three and six months ended June 30, 2020 and, 2019, respectively.

Liquidity and Capital Resources
As of June 30, 2020, we had $7,288 of working capital compared to $6,121 as of December 31, 2019. The change in working capital was primarily the result of cash received from long term debt and lower deferred revenue partially offset by lower accounts receivable as a result of lower sales and improved collections. Cash, cash equivalents and restricted cash were $18,628 as of June 30, 2020, as compared to $15,629 as of December 31, 2019. As a result of cash conservation measures implemented after the COVID-19 outbreak, we delayed payment of approximately $400 in trade payables from the first quarter and a cumulative $781 from the second quarter. As discussed above under “Recent Developments” in more detail, we:

•	refinanced our long-term debt credit facility with MidCap Financial Trust in December 2019 by obtaining the Note with a commercial bank;
•	obtained the PPP loan on April 22, 2020; and
•	obtained the EIDL Loan on May 22, 2020, which was fully funded on June 12, 2020.

We have been negatively impacted by the COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, we have improved revenues, gross profit, generated positive cash flow from operations, refinanced our debt at a lower interest rate and received cash proceeds from the PPP loan and EIDL loan. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

Net cash and cash equivalents provided by operating activities was $1,201 for the six months ended June 30, 2020, compared to cash provided by operating activities of $406 the six months ended June 30, 2019. The increase in cash flows provided by operating activities for the six months ended June 30, 2020 was the result of cash flow from accounts receivable offset by a decrease of deferred revenue.

Net cash and cash equivalents used in investing activities was $730 for the six months ended June 30, 2020, compared to cash used in investing activities of $952 for the six months ended June 30, 2019. The decrease is the result of less lasers placed in service in the first half of 2020 as compared to the first half of 2019.

Net cash and cash equivalent provided by financing activities was $2,528 as a result of the proceeds from the PPP loan and EIDL loan.

There were no cash flows from financing activities for the six months ended June 30, 2019.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2019 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At June 30, 2020, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”), and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “ITEM 1A.  Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and "Item 1A Risk Factors" of the 2019 Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements about:

•
forecasts of future business performance, consumer trends and macro-economic conditions, including the timing and pace of physician practices opening back up and remaining open after the COVID-19 pandemic subsides and/or regional, statewide, or country-wide restrictions are re-imposed, and our ability and its effectiveness to stimulate recurring revenue by generating patient referrals to our provider customers

•	descriptions of market and/or competitive conditions;
•	descriptions of plans or objectives of management for future operations, products or services;
•
our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing, compliance with the terms of the PPP loan and related regulations, the terms of the EIDL loan and our ability to obtain additional financing;

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2020. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Effective August 10, 2020, STRATA Skin Sciences, Inc. (the “Company”) entered into a Settlement Agreement and Release (Settlement Agreement”) with Ra Medical Systems, Inc. (“Ra Medical”), under which the Company and Ra Medical agreed that within five business days of final execution of the Settlement Agreement, the parties are to file stipulations and/or documentation necessary to cause each of the pending lawsuits between them and with other third-parties to be dismissed with prejudice, with each party to bear its own attorneys’ fees and costs. The pending lawsuits are: Strata Skin Sciences, Inc. and Uri Geiger v. Ra Medical Systems, Inc., civil action no. 18-21421, Court of Common Pleas, Montgomery County, Pennsylvania; and Ra Medical Systems, Inc. v. Uri Geiger, Strata Skin Sciences, Inc., and Accelmed Growth Partners, L.P., civil action no. 3:19-cv-00920, United States District Court for the Southern District of California.

Pursuant to the terms of the Settlement Agreement each party agreed to release the opposing parties from any and all claims, demands, and causes of action of any kind whatsoever, whether known or unknown, fixed or contingent, asserted or unasserted, arising in contract, tort, statute, or operation of law, which they now have or ever had against any of the Ra Medical Releasees, from the beginning of time to the date of the Agreement, in any way arising from or relating to the allegations, claims, causes of action, allegations and/or assertions set forth in the pending lawsuits.

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and filed with the SEC on March 17, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and filed with the SEC on May13, 2020.

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
10.1
Paycheck Protection Program Term Note, Disbursement Request & Authorization, and Errors and Omissions Agreement dated April 22, 2020 (incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on April 27, 2020).

10.2
U.S. Small Business Administration Loan Authorization and Agreement, dated as of March 26, 2020 and executed May 22, 2020, between the SBA and the Company (incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on May 26, 2020.

10.3
U.S. Small Business Administration Note (Secured Disaster Loans), dated as of March 26, 2020 and executed May 22, 2020, by the Company for the benefit of the SBA (incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on May 26, 2020)

10.4
U.S. Small Business Administration Security Agreement dated as of March 26, 2020 and executed May 22, 2020, between the SBA and the Company (incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K, as filed on May 26, 2020).

10.5	Settlement Agreement and Release with RA Medical Systems, Inc. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on August 11, 2020).

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date August 12, 2020	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date August 12, 2020	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer