Form 10-Q
period 2020-09-30
STRATA Skin Sciences, Inc.
filed 2020-11-10
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer's common stock as of November 6, 2020 was 33,769,909 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,063	$8,129
Restricted cash	7,397	7,500
Accounts receivable, net of allowance for doubtful accounts of $249 and $184, respectively	2,510	4,386
Inventories	3,502	3,027
Prepaid expenses and other current assets	464	513
Total current assets	24,936	23,555

Property and equipment, net	5,258	5,369
Operating lease right-of-use assets, net	1,072	1,314
Intangible assets, net	6,697	7,955
Goodwill	8,803	8,803
Other assets	298	347
Total assets	$47,064	$47,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Current portion of long-term debt	1,134	-
Accounts payable	3,488	1,880
Other accrued liabilities	4,558	5,134
Current portion of operating lease liabilities	361	313
Deferred revenues	1,864	2,832
Total current liabilities	18,680	17,434

Long-term liabilities:
Long-term debt, net	1,394	-
Deferred tax liability	207	-
Long-term operating lease liabilities, net	804	1,078
Other liabilities	52	178
Total liabilities	21,137	18,690

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 0 and 2,103 shares issued and outstanding at September 30, 2020 and, December 31, 2019, respectively	-	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 33,754,909 and 32,932,273 shares issued and outstanding at September 30, 2020 and, December 31, 2019, respectively	34	33
Additional paid-in capital	244,423	243,180
Accumulated deficit	(218,530)	(214,561)
Total stockholders' equity	25,927	28,653
Total liabilities and stockholders’ equity	$47,064	$47,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2020	2019
Revenues, net	$5,613	$7,480
Cost of revenues	2,383	2,855
Gross profit	3,230	4,625

Operating expenses:
Engineering and product development	411	249
Selling and marketing	2,051	2,887
General and administrative	1,929	2,218
	4,391	5,354

Loss from operations	(1,161)	(729)

Other expense, net:
Interest expense, net	(21)	(153)
	(21)	(153)

Loss before income taxes	(1,182)	(882)
Income tax (expense) benefit	(72)	22
Net loss	$(1,254)	$(860)

Loss attributable to common shares	$(1,254)	$(840)
Loss attributable to Series C Convertible Preferred shares	$-	$(20)
Loss per common share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Shares used in computing loss per common share:
Basic	33,754,909	32,903,287
Diluted	33,754,909	32,903,287
Loss per Series C Convertible Preferred share basic and diluted	$-	$(9.58)
Shares used in computing loss per basic and diluted Series C Convertible Preferred shares	-	2,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Revenues, net	$16,373	$22,688
Cost of revenues	6,780	8,544

Gross profit	9,593	14,144

Operating expenses:
Engineering and product development	950	788
Selling and marketing	6,446	8,911
General and administrative	5,921	7,398
	13,317	17,097

Loss from operations	(3,724)	(2,953)

Other expense, net:
Interest expense, net	(38)	(433)
	(38)	(433)
Loss before income taxes	(3,762)	(3,386)
Income tax (expense) benefit	(207)	111
Net loss	$(3,969)	$(3,275)

Loss attributable to common shares	$(3,947)	$(3,079)
Loss attributable to Series C Convertible Preferred shares	$(22)	$(196)
Loss per common share:
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

Shares used in computing loss per common share:
Basic	33,551,070	31,663,355
Diluted	33,551,070	31,663,355
Loss per Series C Convertible Preferred share basic and diluted	$(43.73)	$(36.14)

Shares used in computing loss per basic and diluted Series C Convertible Preferred shares	491	5,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	323	-	323
Conversion of convertible preferred stock into common stock	(3,090)	-	1,148,698	1	(1)	-	-
Exercise of stock options	-	-	28,824	-	-	-	-
Net loss	-	-	-	-	-	(1,333)	(1,333)
BALANCE, March 31, 2019	6,878	$1	31,120,608	$31	$242,310	$(212,104)	$30,238

Conversion of convertible preferred stock into common stock	(4,775)	-	1,775,093	2	(2)	-	-
Stock-based compensation	-	-	-	-	303	-	303
Exercise of stock options	-	-	7,586	-	-
Net loss	-	-	-	-	-	(1,082)	(1,082)
BALANCE, June 30, 2019	2,103	$1	32,903,287	$33	$242,611	$(213,186)	$29,459

Stock based compensation	-	-	-	-	257	-	257
Net loss	-	-	-	-	-	(860)	(860)
BALANCE, September 30, 2019	2,103	$1	32,903,287	$33	$242,868	$(214,046)	$28,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	430	-	430
Conversion of convertible preferred stock into common stock	(2,103)	(1)	782,089	1	-	-	-
Net loss	-	-	-	-	-	(1,035)	(1,035)
BALANCE, March 31, 2020	-	$-	33,714,362	$34	$243,610	$(215,596)	$28,048

Stock-based compensation	-	-		-	410	-	410
Issuance of restricted stock	-	-	40,547	-	-	-	-
Net loss	-	-	-	-	-	(1,680)	(1,680)
BALANCE, June 30, 2020	-	$-	33,754,909	$34	$244,020	$(217,276)	$26,778
Stock based compensation	-	-	-	-	403	-	403
Net loss	-	-	-	-	-	(1,254)	(1,254)
BALANCE, September 30, 2020	-	$-	33,754,909	$34	$244,423	$(218,530)	$25,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(3,969)	$(3,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,793	3,437
Amortization of right-of-use asset	242	240
Provision for doubtful accounts	65	9
Loss on disposal of property and equipment and lasers placed in service	23	29
Stock-based compensation	1,243	883
Deferred taxes	207	(111)
Amortization of debt discount	-	43
Amortization of deferred financing costs	-	64
Changes in operating assets and liabilities:
Accounts receivable	1,811	(261)
Inventories	(475)	(792)
Prepaid expenses and other assets	98	76
Accounts payable	1,608	233
Other accrued liabilities	(576)	437
Other liabilities	(126)	(61)
Operating lease liabilities	(226)	(219)
Deferred revenues	(968)	384
Net cash provided by operating activities	1,750	1,116

Cash Flows From Investing Activities:
Lasers placed-in-service	(1,430)	(1,370)
Purchases of property and equipment	(17)	(5)
Net cash used in investing activities	(1,447)	(1,375)

Cash Flows From Financing Activities:
Proceeds from note payable and long-term debt	2,528	-
Net cash provided by financing activities	2,528	-

Net increase (decrease) in cash and cash equivalents and restricted cash	2,831	(259)
Cash, cash equivalents and restricted cash, beginning of period	15,629	16,487

Cash, cash equivalents and restricted cash, end of period	$18,460	$16,228

Cash and cash equivalents	$11,063	$16,228
Restricted cash	7,397	-
	$18,460	$16,228

Supplemental information of cash and non-cash transactions:
Cash paid for interest	$157	$604
Lease liabilities arising from obtaining right-of-use assets	$-	$1,632

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2020, there were 813 XTRAC systems placed in dermatologists' offices in the United States under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. The current term is until July 2021 with up to three additional twelve-month terms, subject to certain conditions.

In the third quarter of 2020, the Company signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan. The term is for twelve months with up to four additional twelve-month terms subject to certain conditions.

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

To mitigate the impact of COVID-19 the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, the Company has created programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In order to conserve its cash in order to mitigate the on-going impact of the COVID-19 pandemic, the Company furloughed employees, reduced all discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $1,100 as of September 30, 2020. With the receipt of the PPP loan, the Company brought back most of its employees on a leave of absence. See Note 2 Liquidity for discussion on Company liquidity.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share, per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2020, the more significant estimates include (1) revenue recognition, in regard to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value, due to the short-term nature of these instruments. As of September 30, 2020 and December 31, 2019, in evaluating the terms of the notes, the carrying value of the Company’s notes payable are estimated to approximate the fair value.

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

No shares of the Company's Series C Convertible Preferred stock were outstanding as of September 30, 2020. These shares were subordinate to all other securities at the same subordination level as common stock, and they participated in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares met the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The following table presents the calculation of basic and diluted loss per share by each class of security for the three and nine months ended September 30, 2020 and, 2019:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,254)	$-	$(3,947)	$(22)

Weighted average number of shares outstanding during the period	33,754,909	-	33,551,070	491

Basic and Diluted loss per share	$(0.04)	$-	$(0.12)	$(43.73)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(840)	$(20)	$(3,079)	$(196)

Weighted average number of shares outstanding during the period	32,903,287	2,105	31,663,355	5,412

Basic and Diluted loss per share	$(0.03)	$(9.58)	$(0.10)	$(36.14)

The Company considered its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings per share. For the three and nine months ended September 30, 2020 and 2019, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following table sets forth the weighted average of potential common stock equivalents outstanding during the three and nine months ended September 30, 2020, and 2019, that have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock purchase warrants	149,901	1,073,319	530,923	1,776,216
Restricted stock units	119,330	120,773	149,637	123,675
Common stock options	4,908,038	4,033,038	4,908,038	4,178,663
Total	5,177,269	5,227,130	5,588,598	6,078,554

Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test, which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance  are effective for public business entities for

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The adoption of ASU No. 2017-04 on January 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

Note 2
Liquidity
The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, and prior to COVID, the Company has improved revenues, gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate and received cash proceeds from the PPP loan and the EIDL loan (defined in Note 9 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and to access it on favorable terms, if at all.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 3
Revenue Recognition
In the Dermatology Recurring Procedures Segment the Company has two types of arrangements for its phototherapy treatment equipment as follows: (i) the Company places its lasers in a physician’s office at no charge to the physician, and generally charges the physician a fee for an agreed upon number of treatments; or (ii) the Company places its lasers in a physician’s office and charges the physician a fixed fee for a specified period of time, not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid.

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes, since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60-day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its distributors, the Company sells access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

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

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $162, and the Company expects to recognize $139 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

September 30, 2020, the $139 of short-term contract liabilities is presented as deferred revenues and the $23 of long-term contract liabilities is presented within Other Liabilities on the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2020, the Company recognized $52 and $162, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and nine months ended September 30, 2020 and 2019, the Company recorded such reimbursements in the amounts of $160 and $414, and $213 and $545 respectively.

The following tables present the Company’s revenue disaggregated by geographical region for the three and nine months ended September 30, 2020 and 2019, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia and recurring revenue from our distributor in Korea.

	Three Months Ended September 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$3,690	$261	$3,951
Foreign	145	1,517	1,662
Total	$3,835	$1,778	$5,613

	Nine Months Ended September 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$11,957	$701	$12,658
Foreign	375	3,340	3,715
Total	$12,332	$4,041	$16,373

	Three Months Ended September 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,991	$241	$6,232
Foreign	-	1,248	1,248
Total	$5,991	$1,489	$7,480

	Nine Months Ended September 30, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$17,142	$943	$18,085
Foreign	-	4,603	4,603
Total	$17,142	$5,546	$22,688

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of September 30,

Remaining 2020	$148
2021	618
2022	618
2023	551
2024	267
Thereafter	2
Total	$2,204

Note 4
Inventories:
Inventories consist of:
	September 30, 2020	December 31, 2019
Raw materials and work-in-process	$3,071	$2,651
Finished goods	431	376
Total inventories	$3,502	$3,027

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:
Property and equipment consist of:
	September 30, 2020	December 31, 2019
Lasers placed-in-service	$22,239	$20,925
Equipment, computer hardware and software	146	146
Furniture and fixtures	234	234
Leasehold improvements	43	26
	22,662	21,331
Accumulated depreciation and amortization	(17,404)	(15,962)
Property and equipment, net	$5,258	$5,369

Depreciation and related amortization expense was $454 and $1,535 and $637 and $2,079, respectively for the three and nine months ended September 30, 2020 and 2019, respectively.

Note 6
Intangible Assets, net:
Set forth below is a detailed listing of definite-lived intangible assets as of September 30, 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(2,993)	$2,707
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(3,623)	3,277
Tradenames	1,500	(787)	713
	$16,100	$(9,403)	$6,697

Related amortization expense was $353 and $1,258 and $453 and $1,358 for the three and nine months ended September 30, 2020 and 2019, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2020.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2020	$352
2021	1,410
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$6,697

Note 7
Other Accrued Liabilities:
Other accrued liabilities consist of:
	September 30, 2020	December 31, 2019

Accrued warranty, current	$107	$170
Accrued compensation, including commissions and vacation	780	1,193
Accrued state sales, use and other taxes	3,094	3,193
Accrued professional fees and other accrued liabilities	577	578
Total other accrued liabilities	$4,558	$5,134

Accrued State Sales and Use Tax
In the ordinary course of business, the Company is subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability and all of the Company’s tax positions are subject to audit. One state has assessed the Company an amount of $801 for the period from March 2014 through August 2017. The Company has declined an informal offer to settle at a substantially lower amount and is currently in that jurisdiction’s administrative process of appeal. In November 2020, the Company received an additional assessment from the same jurisdiction from September 2017 through February 2020 in the amount of $683 including tax, interest and penalties. A second jurisdiction has made an assessment of $720 from June 2015 through March 2018 plus interest of $171 through April 2020. The Company is currently also in that jurisdiction’s administrative process of appeal. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not equivalent to prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

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

Accrued Warranty Costs
The Company offers a standard warranty on product sales, generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three and nine months ended September 30, 2020 and 2019, is summarized as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2020	2019	2020	2019
Accrual at beginning of period	$139	$291	$232	$238
Additions charged to warranty expense	37	26	46	169
Expiring warranties/claimed satisfied	(41)	(61)	(143)	(151)
Total	135	256	135	256
Less: current portion	(107)	(179)	(107)	(179)
Total long-term accrued warranty costs	$28	$77	$28	$77

Note 8
Notes Payable
On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the Note and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal is due on December 30, 2020 with no penalties for prepayments. The interest rate is fixed at 2.79%. The secured time deposit has a fixed interest rate of 1.79%. The Company concurrently fully repaid (including payment of termination and exit fees) its then existing long-term debt credit facility with MidCap Financial Trust (“MidCap”). The transaction was accounted for as a debt extinguishment.

Note 9
Long-term Debt:
The following summarizes the Company’s long-term debt:

September 30, 2020
Term notes	2,528
Less: current portion	(1,134)
Total long-term debt	$1,394

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Term-Note Credit Facility
On December 30, 2015, the Company entered into a $12,000 credit facility pursuant to a Credit and Security Agreement (the "Credit Agreement") and related financing documents with MidCap and the lenders listed therein. Under the Credit Agreement, the credit facility could be drawn down in two tranches, the first of which was drawn for $10,500 on December 30, 2015. The second tranche was drawn for $1,500 on January 29, 2016. The maturity date of the credit facility was December 1, 2020. The Company's obligations under the credit facility were secured by a first priority lien on all the Company's assets. This credit facility had an interest rate of one-month LIBOR plus 8.25% and included both financial and non-financial covenants, including a minimum net revenue covenant. On November 10, 2017, the minimum net revenue covenant was amended prospectively and there was an increase in the exit fee. Additionally, on November 10, 2017, the Company entered into an amendment to modify the principal payments, including a period of six months where there were no principal payments due.

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

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of then existing $10,571 credit facility. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there were no principal payments due. Principal payments beginning December 2019 were $252 plus interest per month. The interest rate on the credit facility was one-month LIBOR plus 7.25%. The Company was in compliance with all covenants as of December 31, 2018. On April 30, July 15, August 26, and October 15, 2019, the Company received waivers from MidCap, as administrative agent for the lenders who were party to the Credit Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end, pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 to cure the event of default.

These amendments had been accounted for as debt modifications, as the present value of the cash flows changed by less than 10%.

All borrowings under the Credit Agreement were fully repaid in connection with the proceeds from a Fixed Rate-Promissory Note on December 30, 2019.

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

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities at either; the Company’s election, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines or if salaries and wages for employees with salaries of $100 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The balance of the loan at September 30, 2020 was $2,028.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at September 30, 2020 was $500.

Note 10
Warrants:

The Company accounts for warrants that require net cash settlement upon change of control of the Company as liabilities instead of equity. During the nine months ended September 30, 2020, warrants to purchase 600,000 shares of common stock with an exercise price of $3.75 expired. No warrants expired during the three months ended September 30, 2020. During the nine months ended September 30, 2019, warrants to purchase 265,947 and 137,143 shares of common stock each with an exercise price of $3.75 per share were accounted for as derivatives. These warrants expired on February 5, 2019 and April 30, 2019, respectively. These derivatives had de minimus fair values and there was no change in fair value for the three and nine months ended September 30, 2019.

Outstanding common stock warrants at September 30, 2020 consist of the following:

Issue Date	Expiration Date	Total Warrants	Exercise Price
December 30, 2015	December 30, 2020	130,089	$5.65
January 29, 2016	January 29, 2021	19,812	$5.30
		149,901

Note 11
Stock-based Compensation:

As of September 30, 2020, the Company had options to purchase 4,908,038 shares of common stock outstanding with a weighted-average exercise price of $1.90. As of September 30, 2020, options to purchase 3,036,183 shares are vested and exercisable. There are 441,774 shares remaining available for issuance in the form of future equity awards as of September 30, 2020. There were 119,330 restricted stock units outstanding as of September 30, 2020 and during the nine months ended September 30, 2020, the Company issued 40,547 shares related to restricted stock units.

Stock-based compensation expense, which is included in general and administrative expense, for the three and nine months ended September 30, 2020 and 2019, was $403 and $1,243, and $257 and $883, respectively. As of September 30, 2020, there was $1,607 in unrecognized compensation expense, which will be recognized over a weighted average period of 0.91 years.

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

Income tax expense of $72 and $207 and benefits of $22 and $111 for the three and nine months ended September 30, 2020 and 2019, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

The CARES Act, among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company analyzed the impact of the CARES Act and does not foresee a significant impact on its condensed consolidated financial position, results of operations, effective tax rate and cash flows.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$3,835	$1,778	$5,613
Costs of revenues	1,368	1,015	2,383
Gross profit	2,467	763	3,230
Gross profit %	64.3%	42.9%	57.5%
Allocated operating expenses:
Engineering and product development	329	82	411
Selling and marketing	1,883	168	2,051
Unallocated operating expenses	-	-	1,929
	2,212	250	4,391
Income (loss) from operations	255	513	(1,161)
Interest expense, net	-	-	(21)
Income (loss) before income taxes	$255	$513	$(1,182)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Nine Months Ended September 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$12,332	$4,041	$16,373
Costs of revenues	4,534	2,246	6,780
Gross profit	7,798	1,795	9,593
Gross profit %	63.2%	44.4%	58.6%
Allocated operating expenses:
Engineering and product development	828	122	950
Selling and marketing	6,021	425	6,446
Unallocated operating expenses	-	-	5,921
	6,849	547	13,317
Income (loss) from operations	949	1,248	(3,724)
Interest expense, net	-	-	(38)
Income (loss) before income taxes	$949	$1,248	$(3,762)

Three Months Ended September 30, 2019

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,991	$1,489	$7,480
Costs of revenues	1,966	889	2,855
Gross profit	4,025	600	4,625
Gross profit %	67.2%	40.3%	61.8%
Allocated operating expenses:
Engineering and product development	226	23	249
Selling and marketing	2,762	125	2,887
Unallocated operating expenses	-	-	2,218
	2,988	148	5,354
Income (loss) from operations	1,037	452	(729)
Interest expense, net	-	-	(153)
Income (loss) before income taxes	$1,037	$452	$(882)

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

Note 14
Significant Customer Concentration:

For the three and nine months ended September 30, 2020, revenues from the Company’s international master distributor were $846 and $2,149, or 15.1% and 13.1%, respectively, of total revenue for such period. For the three months ended September 30, 2020, revenues from another distributor were $632 or 11.3% of total revenue for the period.

For the three and nine months ended September 30, 2019, revenues from sales to the Company’s international master distributor were $1,050 and $4,407, or 14% and 19%, respectively, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2020 and 2019. No customer represented more than 10% of total accounts receivable as of September 30, 2020.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 5 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. The Company entered into an addendum with FR National Life, LLC for the Carlsbad facility. The extension began on October 1, 2019 for five years and was executed on May 1, 2019. Included in cash flows provided by operations for the nine months ended September 30, 2020 and 2019, there was amortization of right-of-use assets of $242 and $240, respectively.

Operating lease costs were $112 and $336 and $108 and $335 for the three and nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $113 and $320, and $110 and $314 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the incremental borrowing rate was 9.76 % and the weighted average remaining lease term was 3.4 years. The following table summarizes the Company’s operating lease maturities as of September 30, 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

For the year ending December 31,	Amount
Remaining 2020	$115
2021	456
2022	371
2023	242
2024	186
Total remaining lease payments	1,370
Less: imputed interest	(205)
Total lease liabilities	$1,165

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

Note 16
Subsequent event:

In October, 2020, as a result of the exercise of options, the Company issued 15,000 shares of common stock.

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

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share, number of lasers, number of treatments and prices per treatment.

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

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2020, there were 813 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, a decrease from 820 at the end of December 31, 2019. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions have become prevalent in the United States, this has had a negative impact on our recurring revenue model and our financial position and cash flow. The impact to the Company’s customers may also result in an increase in past due accounts receivable or customer bankruptcies. The virus has disrupted the supply chain from China and other countries and may continue to do so. We depend upon our supply chain to provide a steady source of components to manufacture and repair our devices. A shut-down of suppliers within our supply chain would severely disrupt our ability to sell, place and repair our products, and this would have a material impact on our financial position and cash flow.

To mitigate the impact of COVID-19, the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities. In addition, we have created programs utilizing its direct to consumer advertising and call center contact to patients and partner clinics to restart our partners’ businesses. In order to conserve its cash during this time period, the Company furloughed employees, reduced all discretionary spending, reduced all inventory purchases and delayed payments to vendors. We continue to manage our expenses and cash disbursements. Delayed payments to vendors were cumulatively, approximately $1,100 as of September 30, 2020. With the receipt of the PPP loan, we brought back most of our employees on a leave of absence. At this time, based on the current regulations issued by the SBA we believe approximately 80% of the loan will be forgiven, but a final reconciliation will need to be completed.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the first three quarters of fiscal 2020, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in the next quarter of fiscal 2020, and as long as the pandemic continues. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Recent Developments

Japanese Distribution Agreement
In the third quarter of 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the Country of Japan. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model as we have in the United States. The term is for twelve months with up to four additional twelve-month terms, subject to certain conditions.

Korean Distribution Agreement
In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model as we have in the United States. The current term is until July 2021 with up to three additional twelve-month terms, subject to certain conditions. For the nine months ended September 30, 2019, we recorded approximately $1,200 in dermatology equipment unit sales in Korea and have $270 in 2020. We have recorded $375 in recurring revenue associated from recurring revenue in South Korea for the nine months ended September 30, 2020 and none for the same period in 2019.

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

On December 30, 2019, we closed on a $7.3 million loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). Our obligations under the Note are secured by an Assignment and Pledge of Time Deposit, under which we have pledged, to the commercial bank, the proceeds of a time deposit account in the amount of the Note. We concurrently fully repaid (including payment of termination and exit fees) our existing long-term debt credit facility with MidCap Financial Trust.

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

All or a portion of the PPP loan may be forgiven by the lender upon application by US beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the Small Business Administration (the “SBA”) pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities at either; our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced under certain circumstances if full-time headcount declines or if salaries and wages for employees with salaries of $100 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Economic Injury Disaster Loan
On May 22, 2020, we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes. On June 12, 2020, we received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment.  Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended September 30, 2020. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019, of our Annual Report on Form 10-K as filed with the SEC on March 17, 2020.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Dermatology Recurring Procedures	$3,835	$5,991	$12,332	$17,142
Dermatology Procedures Equipment	1,778	1,489	4,041	5,546
Total Revenues	$5,613	$7,480	$16,373	$22,688

Dermatology Recurring Procedures
The COVID-19 pandemic has had a negative impact on the Company’s results for the first three quarters of 2020 and the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended September 30, 2020, was $3,835, which we estimate is approximately 55,000 treatments, with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended September 30, 2019, of $5,991, which we estimate is approximately 87,000 treatments, with prices between $65 to $95 per treatment.

Recognized treatment revenue for the nine months ending September 30, 2020, was $12,332, which we estimate is approximately 177,000 treatments, with prices between $65 and $95 per treatment, compared to recognized treatment revenue for the nine months ended September 30, 2019, of $17,142, which is approximately 246,000 treatments, with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients, to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. Separate from the current and potentially on-going impact of the COVID-19 pandemic on XTRAC treatments, we believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use in certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media, including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During the COVID-19 pandemic, we have reduced substantially all discretionary spend, including direct to consumer advertising. For the interim, as our partner clinics have reopened, we have leveraged our call-center to contact patients on their behalf, in order to get the patients back into treatment. We have begun and expect to continue to increase spending in the direct-to-patient programs, to drive patients to our partner clinics and to increase recurring revenue in the near future. The increase in spending on these programs precedes the recurring revenue, as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2020 and 2019, we deferred net revenues of $1,391 and $2,217, respectively, which will be recognized as revenue over the remaining usage period. Lower deferred revenue at September 30, 2020 will have a negative impact on revenue in the fourth quarter of 2020, as compared to the fourth quarter of 2019.

In the third quarter of 2019, we signed a direct distribution agreement with our Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea. We have placed 7 systems in the third quarter of 2020 under this contract, for a total of 24 systems in South Korea since July 2019. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term, as the contract is to apply a similar recurring revenue model as we have in the United States. For the nine months ended September 30, 2019 we recorded approximately $1,200 in dermatology equipment unit sales and have $270 in 2020.

In the third quarter of 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term, as the contract is to apply a similar recurring revenue model as we have in the United States. The term is for twelve months with up to four additional twelve-month terms, subject to certain conditions. There were no placements in Japan in the third quarter of 2020.

Dermatology Procedures Equipment
The COVID-19 pandemic has had a negative impact on the Company’s results for the first three quarters of 2020 and the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended September 30, 2020, dermatology equipment revenues were $1,778. Internationally, we sold 19 systems (8 XTRAC and 11 VTRAC). Domestically, we sold 1 XTRAC system during the three months ended September 30, 2020.

For the three months ended September 30, 2019, dermatology equipment revenues were $1,489.  Internationally, we sold 9 systems, all XTRAC. Domestically, we sold 1 XTRAC system for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, dermatology equipment revenues were $4,041.  Internationally, we sold 29 systems (10 XTRAC and 19 VTRAC).  Domestically, we sold 2 XTRAC systems during the nine months ended September 30, 2020. As a result of the execution of the Korean distribution agreement, for the nine months ended September 30, 2019 we recorded approximately $1,200 in dermatology equipment unit sales and have sold $270 in 2020.

For the nine months ended September 30, 2019, dermatology equipment revenues were $5,546. Internationally, we sold 54 systems (52 XTRAC and 2 VTRAC). Domestically, we sold 5 XTRAC systems for the nine months ended September 30, 2019.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Dermatology Recurring Procedures	$1,368	$1,966	$4,534	$5,492
Dermatology Procedures Equipment	1,015	889	2,246	3,052
Total Cost of Revenues	$2,383	$2,855	$6,780	$8,544

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$5,613	$7,480	$16,373	$22,688
Percent decrease	(25.0)%		(27.8)%
Cost of revenues	2,383	2,855	6,780	8,544
Percent decrease	(16.5)%		(20.6)%
Gross profit	$3,230	$4,625	$9,593	$14,144
Gross profit percentage	57.5%	61.8%	58.6%	62.3%

Gross profit decreased to $3,230 for the three months ended September 30, 2020, from $4,625 during the same period in 2019. As a percent of revenue, the gross margin was 57.5% for the three months ended September 30, 2020, as compared to 61.8% for the same period in 2019.

Gross profit decreased to $9,593 for the nine months ended September 30, 2020, from $14,144 during the same period in 2019. As a percent of revenue, the gross margin was 58.6% for the nine months ended September 30, 2020, as compared to 62.3% for the same period in 2019 and the decrease was primarily the result of lower sales due to the COVID-19 pandemic, fixed costs in manufacturing and the impact of deferred revenue.

Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,835	$5,991	$12,332	$17,142
Percent decrease	(35.9)%		(28.1)%
Cost of revenues	1,368	1,966	4,534	5,492
Percent decrease	(30.4)%		(17.4)%
Gross profit	$2,467	$4,025	$7,798	$11,650
Gross profit percentage	64.3%	67.2%	63.2%	68.0%

The primary reasons for the decrease in gross profit for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were the result of lower sales due to the COVID-19 pandemic, fixed costs in manufacturing and the impact of the change in deferred revenue.

Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,778	$1,489	$4,041	$5,546
Percent increase (decrease)	19.4%		(27.1)%
Cost of revenues	1,015	889	2,246	3,052
Percent increase (decrease)	14.2%		(26.4)%
Gross profit	$763	$600	$1,795	$2,494
Gross profit percentage	42.9%	40.3%	44.4%	45.0%

The primary reason for the change in gross margin percent for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was the result of lower year to date sales due to the COVID-19 pandemic and fixed costs in manufacturing, which was partially offset by higher sales and a more favorable product mix in the three months ended September 30, 2020.

Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2020, increased to $411 from $249 for the three months ended September 30, 2019. Engineering and product development costs for the nine months ended September 30, 2020 was $950 as compared to $788 for the nine months ended September 30, 2019. The increase was related to certain engineering projects.

Selling and Marketing Expenses
As of September 30, 2020, our sales and marketing personnel consisted of 56 full-time positions, inclusive of a vice president of sales, direct sales organization, an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended September 30, 2020, selling and marketing expenses were $2,051 as compared to $2,887 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 selling and marketing costs were $6,446 as compared to $8,911 for the nine months ended September 30, 2019. Sales and marketing expenses for the three and nine months ended September 30, 2020 were lower, as compared to the same periods in 2019, due to the downturn in business as a result of the COVID-19 pandemic, the Company managed its costs with lower tradeshow costs, travel costs, compensation costs and direct to consumer advertising costs.

General and Administrative Expenses
For the three months ended September 30, 2020, general and administrative expenses decreased to $1,929 from $2,218 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 general and administrative costs were $5,921 as compared to $7,398 for the nine months ended September 30, 2019. General and administrative expenses were lower for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily as a result of lower sales tax, audit, legal and consulting costs in connection with our change in auditors in 2019 partially offset by higher insurance and stock compensation costs.

Interest Expense, Net
Interest expense, net for the three months ended September 30, 2020, was $21 compared to expense, net of $153 in the three months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020, was $38 as compared to $433 for the nine months ended September 30, 2019. The reduction in interest expense for the three and nine months ended September 30, 2020 compared to September 30, 2019, was the result of the payoff of our MidCap debt and its replacement with a lower interest rate note payable in December 2019.

Income Taxes
The Company recognized income tax expense of $72 for the three months ended September 30, 2020 and a $22 tax benefit for the three months ended September 30, 2019, all of which were comprised primarily of changes in deferred tax liability related to goodwill. The Company recognized an income tax expense of $207 for the nine months ended September 30, 2020 and an $111 tax benefit for the nine months ended September 30, 2019 all of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net Loss	$(1,254)	$(860)	$(3,969)	$(3,275)

Adjustments:
Depreciation/amortization*	890	1,183	3,035	3,677
Income taxes	72	(22)	207	(111)
Interest expense, net	21	153	38	433

Non-GAAP EBITDA	(271)	454	(689)	724
Stock compensation	403	257	1,243	883
Non-GAAP adjusted EBITDA	$132	$711	$554	$1,607

*Includes depreciation of lasers placed-in-service of $471 and $1,500 and $629 and $2,054 for the three and nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources
As of September 30, 2020, we had $6,256 of working capital compared to $6,121 as of December 31, 2019. The change in working capital was primarily the result of cash received from long term debt and lower deferred revenue partially offset by lower accounts receivable as a result of lower sales and improved collections. Cash, cash equivalents and restricted cash were $18,460 as of September 30, 2020, as compared to $15,629 as of December 31, 2019. As a result of cash conservation measures implemented after the COVID-19 outbreak, we delayed payment of approximately a cumulative $1,100 in trade payables. As discussed above under “Recent Developments” in more detail, we:

•	refinanced our long-term debt credit facility with MidCap Financial Trust in December 2019 by obtaining the Note with a commercial bank;
•	obtained the PPP loan on April 22, 2020; and
•	obtained the EIDL Loan on May 22, 2020, which was fully funded on June 12, 2020.

We have been negatively impacted by the COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and the change in management, and prior to being impacted by COVID-19, we have improved revenues, gross profit, generated positive cash flow from operations, and refinanced our debt at a lower interest rate and received cash proceeds from the PPP loan and EIDL loan. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could negatively impact our ability to access financing and/or on favorable terms.

Net cash and cash equivalents provided by operating activities was $1,750 for the nine months ended September 30, 2020, compared to cash provided by operating activities of $1,116 for the nine months ended September 30, 2019. The increase in cash flows provided by operating activities for the nine months ended September 30, 2020 was the result of cash flow from accounts receivable and an increase in accounts payable, partially offset by a decrease of deferred revenue.

Net cash and cash equivalents used in investing activities was $1,447 for the nine months ended September 30, 2020, compared to cash used in investing activities of $1,375 for the nine months ended September 30, 2019. The increase is the result of additional lasers placed in service and refurbishments in the three quarters of 2020 as compared to the comparable period of 2019.

Net cash and cash equivalent provided by financing activities was $2,528 for the nine months ended September 30, 2020, as a result of the proceeds from the PPP loan and EIDL loan.

There were no cash flows from financing activities for the nine months ended September 30, 2019.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2019 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At September 30, 2020, we had no off-balance sheet arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2020. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and filed with the SEC on March 17, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and filed with the SEC on May 13, 2020.

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

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017).
10.1	Settlement Agreement and Release with RA Medical Systems, Inc. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on August 11, 2020).

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date November 10, 2020	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title President & Chief Executive Officer

Date November 10, 2020	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer