Form 10-K
period 2020-12-31
STRATA Skin Sciences, Inc.
filed 2021-03-25
CIK 1051514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [___]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [__ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2020, was 33,754,909 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $23,624,112, computed by reference to the closing market price $1.15 of the common stock as of June 30, 2020, and 20,542,706 shares held by non-affiliates.

As of March 17, 2021, the number of shares outstanding of our common stock was 33,801,045.

Documents Incorporated by Reference
None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks, assumptions and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market, competitive conditions, and competitive product introductions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates;
•	changes to third-party reimbursement of laser treatments using our devices;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	anticipated results of existing or future litigation;
•	Our ability to grow an at-home phototherapy business
•	health emergencies, the spread of infectious disease or pandemics; and
•	descriptions or assumptions underlying or related to any of the above items.

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

PART I
Item 1. Business

Our Company

Overview

We are a medical technology company in Dermatology and Plastic Surgery dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Our primary products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

Corporate Information

We were incorporated in the State of New York in 1989 under the name Electro-Optical Sciences, Inc. and subsequently reincorporated under the laws of the State of Delaware in 1997. In April 2010, we changed our name to MELA Sciences, Inc. On January 5, 2016, we changed our name to STRATA Skin Sciences, Inc.

In June 2015, we completed the acquisition of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc. (the “Acquisition”). Prior to the Acquisition, the Company’s only product was the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. We have discontinued the MelaFind business.

Impact of COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic has led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. We do not know the full impact on our customers including their potential for permanent closure. While many offices have reopened, the on-going impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on business operations and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which the Company’s devices are used are elective in nature and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and the Company depends upon its supply chain to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19 the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. To conserve its cash, in order to mitigate the on-going impact of the COVID-19 pandemic, in the second quarter the Company furloughed employees, who returned to work after the Company received proceeds from the Paycheck Protection Program (“PPP Loan)”. The Company also reduced discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $678,000 as of December 31, 2020. See Note 2, included in the consolidated financial statements, Liquidity for discussion on Company liquidity.

XTRAC Systems and VTRAC Systems

The XTRAC excimer laser technology emits highly concentrated UV light targeted primarily towards autoimmune dermatological skin disorders such as psoriasis, vitiligo, atopic dermatitis, and eczema, among others. It received U.S. Food and Drug Administration (“FDA”) clearance in 2000 and has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases. Psoriasis and vitiligo alone, affect up to 13 million people in the U.S. and 190 million people worldwide. VTRAC is a UV light lamp system that works in much the same way as the XTRAC. It received FDA clearance in August 2005 and Conformité Européenne (“CE”) mark approval in January 2006 and has been marketed exclusively in international markets.

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

We currently market four XTRAC excimer models. In October 2018 we announced the launch of XTRAC S3®, which, as compared to previous XTRAC generations, is smaller, faster and has a new user interface. In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform. This clearance is the first full platform clearance since 2008. Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database. We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets. The Momentum, S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis. We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 832 systems were, as of December 31, 2020, included in our recurring revenue model. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. Until 2019, in markets outside the U.S. the XTRAC laser had been marketed primarily as a capital sale through a master international distributor to distributors in over twenty-five countries. The VTRAC is marketed exclusively in international markets through the same master international distributor.

Since 2019, we have been transitioning our international equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis.  We have signed contracts in Korea (in 2019), Japan (in 2020), and China (in January 2021).

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

Psoriasis Treatment Options

There are essentially three main types of psoriasis treatments, as listed below:

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

XTRAC excimer lasers are particularly significant and beneficial for mild to moderate psoriasis patients who prefer a noninvasive treatment approach without the side effects of invasive, systemic agents, or to patients who have developed a resistance to topical agents. In many cases, patients treated with topical or systemic therapies are also candidates for phototherapy.

Using the XTRAC Excimer Lasers to Treat Vitiligo and Other Skin Diseases

UV light therapy is considered to be an effective and safe treatment for many skin disorders beyond psoriasis. To this effect, the XTRAC technology is FDA cleared for the treatment of not only psoriasis but also vitiligo (a skin pigment deficiency), atopic dermatitis (eczema) and leukoderma, which is a localized loss of skin pigmentation that occurs after an inflammatory skin condition such as a burn, intralesional steroid injection, or post dermabrasion.

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease. In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin's melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re-pigmentation may last for several years. Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed. However, over the past several years, there has been a significant increase in insurance coverage for these procedures and we estimate that currently approximately 76% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage.

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

Home by XTRAC

In January 2021, we announced the introduction of Home by XTRAC™ business, leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments.

STRATAPEN

In January 2017, we entered into an OEM agreement with Esthetic Education, LLC to private label the STRATAPEN device. STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results. This contract expired in January 2020, but we continue to sell this product on a purchase order basis.

Competition

Our XTRAC product line competes with pharmaceutical compounds and methodologies used to treat an array of skin conditions. Such alternative treatments may be in the form of topical products, systemic medications, and phototherapies from both large pharmaceutical and smaller devices companies. Our major competitors for dermatological solutions include The Daavlin Company, National Biologic Corporation, RA Medical and pharmaceutical companies producing topical products and systemic and biologic medications. Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, minimal side effect profile, cost-effectiveness and reimbursement.

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

Research and Development Efforts

Our research and development team, including engineers, consists of approximately four employees. We conduct research and development activities at our facility located in Carlsbad, California. Currently, our research and development efforts are focused on the application of our XTRAC system for the treatment of inflammatory skin disorders.

 Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2020, 26 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. Of those issued, 10 U.S. patents and one German patent relate to the XTRAC and VTRAC product lines and eighteen U.S. patents. Additionally, the Company maintains 16 patents from Mela Sciences, Inc. related to the MelaFind product.

We also rely on trade secrets and technical know-how in the manufacture and marketing of our products. We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

In February 2021, the license for the exclusive rights for patents related to the delivery of treatment to vitiligo with the Icahan School of Medicine at Mount Sinai expired. We do not believe that this will have a material impact on our business.

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

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC, STRATAPEN and Home by XTRAC devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change in the intended use of the device, will require a new 510(k) submission. In August 2003 the FDA granted 510(k) clearance for a significantly modified version of our XTRAC laser, which we have marketed as the XTRAC XL Plus Excimer Laser System. In October 2004 the FDA granted clearance for the XTRAC Ultra (AL 8000) Excimer Laser System and, in March 2008 we received 510(k) clearance for the XTRAC Velocity (AL 10000) Excimer Laser System. These approvals were originally granted to PhotoMedex, Inc. and acquired by us in the June 2015 Acquisition described above. In January 2020, we announced the FDA granted clearance of our XTRAC Momentum Excimer Laser platform

We are subject to routine inspection by the FDA and, as noted above, must comply with a number of regulatory requirements applicable to firms that manufacture medical devices and other FDA-regulated products for distribution within the U.S., including requirements related to device labeling (including prohibitions against promoting products for unapproved or off-label uses), facility registration, medical device listing, adherence to the FDA’s Quality System Regulation, good manufacturing processes and requirements for the submission of reports regarding certain device-related adverse events to the FDA.

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

We purchase our Home by XTRAC and STRATAPEN devices from third parties, who are subject to the same regulations. We rely on these third parties to ensure compliance with the regulations.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential basis for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payer. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

Effective January 1, 2020, The California Consumer Privacy Act (CCPA) became effective. The CCPA provides certain privacy protections for California residents not generally available to citizens of any other state. The law provides California residents with the right to know that their personal data is being collected; know whether that data is being sold or disclosed; to prevent the sale of their personal information; to access their personal data; to request that a business delete their personal information; and to not be discriminated against for exercising these rights.

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

As of December 31, 2020, the national rates were as follows:

•	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2020 national payment of $166.37 per treatment;
•	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2020 national payment of $182.25 per treatment; and
•	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2020 national payment of $248.66 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2020, we had 109 full-time employees, which consisted of two executive officers, two vice presidents, 56 sales and marketing staff, 20 people engaged in manufacturing of lasers, 14 customer-field service personnel, 4 engaged in research and development and 11 finance and administration staff.

Customers

Domestically, our customers consist of dermatologists and dermatological group clinics who partner with us in our recurring revenue model. As of December 31, 2020, we have 832 partner clinics throughout the United States.

Internationally, we have been transitioning our international equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. We have signed contracts in Korea (in 2019), Japan (in 2020) and China (in January 2021). The change from equipment sales to a recurring revenue business model, internationally, will decrease sales in the short term, but will increase overall sales in the long term.

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

Risk Factor Summary
 Risks Relating to Our Business Operations
•	We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.
•
The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely affect our results of operations, financial condition and cash flows.

•	There is a high degree of uncertainty regarding the implementation and impact of the PPP. There can be no assurance as to whether we will receive full forgiveness of the loan.
•
We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

•	We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.
•
Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma and/or any of our future products or services may fail to gain market acceptance or be impacted by competitive products, services or therapies which could adversely affect our competitive position.

•	We have introduced a new business, branded “Home by XTRAC,” with which we have little experience and may not be successful in launching or may need more resources than anticipated.
•
The success of our products depends on third-party reimbursement of patients' costs, which could result in potentially reduced prices or reduced demand and adversely affect our revenues and business operations.

•	The continuing development of our products depends upon our developing and maintaining strong working relationships with physicians.
•	Any failure in our customer education efforts could have a material adverse effect on our revenue and cash flow.
•	If revenue from a significant customer declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.
•
If we fail to execute our recurring revenue strategy outside the United States, we may have difficulty replacing the lost revenue from equipment sales, which would negatively affect our results and operations.

•	If we fail to manage our sales and marketing force or to market and distribute our products effectively, we may experience diminished revenues and profits.
•	We are reliant on a limited number of suppliers for production of our products.
•
Our failure to respond to rapid changes in technology and other applications in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

•
Our customers, or physicians and technicians, as the case may be, may misuse certain of our products, and product liability lawsuits and other damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

•	We must comply with complex statutes prohibiting fraud and abuse, and both we and physicians utilizing our products could be subject to significant penalties for noncompliance.
•	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.
•
If the effectiveness and safety of our devices are not supported by long-term data, and the level of acceptance of our products by dermatologists does not increase or is not maintained, our revenues could decline.

•
Our failure to obtain or maintain necessary FDA clearances and approvals, or to maintain continued clearances, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.

•
If required, clinical trials necessary to support a 510(k) notice or PMA application, for new or modified products, will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

•	Our medical device operations are subject to FDA regulatory requirements
•	Healthcare policy changes may have a material adverse effect on us.
•	Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants' cost
•	We face substantial competition, which may result in others discovering, developing or commercializing products more successfully than us.
•	Consolidation in the medical device industry could have an adverse effect on our revenue and results of operations.
•	We actively employ social media as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.
•
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

•
If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our manufacturing operations could be interrupted and our potential product sales and operating results could suffer.

•	If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with products, these products could be subject to restrictions or withdrawal from the market.
•	Our medical products may in the future be subject to product recalls that could harm our reputation, business and financial results.
•
If any of our medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

•	We may have a need for additional funds in the future and there is no guarantee that we will be able to generate those funds from our business.
•	If we do not have enough capital to fund operations, then we will have to cut costs or raise funds.
•	If our actual liability for state sales and use taxes is higher than our accrued liability, it could have a material impact on our financial condition.
•
We may be subject to disruptions or failures in our information technology systems and network infrastructures, including through cyber-attacks or other third-party breaches that could have a material adverse effect on our business.

•	Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.

Risks Relating to Our Common Stock

•
In the event of certain contingencies, the investors in the May 2018 Equity Financing may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the purchase agreements.

•	Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.
•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Risks Relating to Our Business Operations

We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2020, was approximately $4.4 million, and as of December 31, 2020, we had an accumulated deficit of approximately $219.0 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow. We believe that our cash and cash equivalents as of December 31, 2020, combined with the anticipated revenues from the sale of our products, will be sufficient to satisfy our working capital needs, lasers placed-in-service, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the filing of this Report.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. In the last twelve months, the United States and the world have experienced various levels of government shutdowns, closures and quarantines.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. This outbreak has triggered a period of global economic slowdown or a global recession which could continue for some time which cannot be predicted. COVID-19 or another pandemic has or could have material and adverse effects on our ability to successfully operate our business due to, among other factors:
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

There is a high degree of uncertainty regarding the implementation and impact of the PPP. There can be no assurance as to whether we will receive full forgiveness of the loan.

In April 2020, we closed on a loan of $2.0 million under the PPP of the CARES Act, or the PPP loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP loan matures on May 1, 2022 and bears interest at a rate of 1.0% per annum. We are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by May 1, 2022 on any principal amount outstanding on the PPP loan that has not been forgiven in accordance with the terms and conditions of the PPP loan. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP loan and that our receipt of the PPP loan is consistent with the broad objectives of the PPP and the CARES Act, the certification described above does not contain any objective criteria as of this date and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The SBA intends to provide further clarification by May 14, 2020. The lack of clarity as of the date of this Report regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. We have submitted our application for forgiveness of all of the PPP loan, in which we made certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

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

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma and/or any of our future products or services may fail to gain market acceptance or be impacted by competitive products, services or therapies which could adversely affect our competitive position.

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

We also face a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall financial return and therefore compromise our ability to increase our installed base of users and ensure they engage in optimal usage of our products. If, for example, such other companies have products or medical devices that require less time commitment from the dermatologist and yield an attractive return on a dermatologist’s time and investment, we may find that our efforts to increase our base of users are hindered.

We also face a risk that the overall cost of systemic or biologic medications or treatment modalities become less expensive through the development of generics or other means. We may be faced with pressure to reduce our costs to be competitive which may negatively impact our business. In addition, our business could be negatively impacted if these medications are prescribed for less severe cases of the diseases or if new, more effective or less expensive medications are developed.

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

We have introduced a new business, branded “Home by XTRAC,” with which we have little experience and may not be successful in launching or may need more resources than anticipated.

We have introduced a new business which provides an at-home, insurance reimbursed treatment option for patients with skin diseases that might not be able to avail themselves of in-office treatments. We do not have experience with at-home therapies and we may not be successful at launching this business. The business relies on providers to prescribe our products to their patients, which we do not control. As a company selling durable medical equipment, we do not have contracts with insurance companies, therefore we sell our products through a third party. And, as previously discussed, insurance companies’ and Medicare reimbursements, as well as patients’ deductibles can impact and delay payment for our products, which could make the business unprofitable. While we believe we will be able to leverage internal resources, we may find that additional resources are necessary and those resources may negatively impact our cash flows and financial position.

In addition, while this introduction is specifically for those patients that might not be able to avail themselves of in-office treatments, it may be viewed by our partner clinics as a channel conflict and cause a deterioration in our relationships with our current partners or negatively impact our ability to grow the number of partner clinics.

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

In our international business, we depend for a material portion of our sales in the international arena on several key sub-distributors. Historically, we relied on a single master distributor, GlobalMed, for international sales of our XTRAC and VTRAC products. We have recently entered into direct relationships with in-country distributors and have retained GlobalMed’s services to facilitate the relationships and management of those parties. If we lose GlobalMed or one of these distributors, our sales of phototherapy products are likely to suffer in the short term, which could have a negative effect on our revenues and profitability.

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

Our failure to respond to rapid changes in technology and other applications in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

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

Our failure to obtain or maintain necessary FDA clearances and approvals, or to maintain continued clearances, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.

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

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. Effective January 2022 we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our competitors in medical device or pharmaceutical industries may also develop products that are more effective, more convenient, more widely used, less costly, or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

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

Current regulations depend heavily on administrative interpretation. If the FDA does not believe that we are in substantial compliance with applicable FDA regulations, the agency could take legal or regulatory enforcement actions against us and/or our products. We are also subject to periodic inspections by the FDA, other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect our business and prospects. The FDA’s and foreign regulatory agencies’ statutes, regulations, or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend, prevent marketing of any cleared/approved products or necessitate the recall of distributed products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. One jurisdiction has assessed us, in two assessments, an aggregate amount of $1,484,000 for the period from March 2014 through February 2020 including penalties and interest. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. In January 2021, we received notification that the administrative judge in this jurisdiction had issued an opinion finding in favor of us that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The jurisdiction has 30 days plus extensions to file an appeal and on March 25th we received an advisory from the jurisdiction that it would file an appeal. The second jurisdiction has made an assessment of $720 from June 2015 through March 2018 plus interest of $171 through April 2020. We are in the administrative appeal process in this jurisdiction as well and the timing has been impacted by the COVID-19 pandemic. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2020, and 2019, we have estimated our sales and use tax liability to be approximately $3.1 million and $3.2 million, respectively. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements remain uncertain.

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

In the event of certain contingencies, the investors in the May 2018 equity financing may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and, in July 2018, the Company issued 153,004 shares associated with those contingencies. There are additional contingencies included in the SPAs that the Company has determined are not probable or estimable and/or contractually obligated in order to issue shares at this time.

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

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. In connection with the financing in May 2018, our board of directors exempted AGP SPVI, L.P. from the application of this provision in connection with its investment.

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

We are currently under audit by two taxing jurisdictions, pertaining to sales and/or use tax. One jurisdiction has assessed us an amount of $1,484,000, in two assessments, for the period from March 2014 through February 2020. We have declined an informal offer to settle the first assessment at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal.

In January 2021, we received notification that the administrative law judge had issued an opinion finding in favor of us that the sale of XTRAC treatment codes are not taxable as sales tax with respect to the first assessment. The jurisdiction has 30 days plus potential extensions to file an appeal and on March 25th we received an advisory from the jurisdiction that it would file an appeal.

A second jurisdiction has made an assessment of $720,000 from June 2015 through March 2018 plus interest of $171 through April 2020.  We are in this jurisdiction’s administrative process of appeal as well and the timing of the process has been impacted by the COVID-19 pandemic. If it is found we are not exempt from sales tax in these or other states then potential tax liabilities including interest and penalties would be higher than accrued amounts.

Effective August 10, 2020, we entered into a Settlement Agreement and Release (“Settlement Agreement”) with Ra Medical Systems, Inc. (“Ra Medical”), under which the Company and Ra Medical agreed that within five business days of final execution of the Settlement Agreement, the parties are to file stipulations and/or documentation necessary to cause each of the pending lawsuits between them and with other third-parties to be dismissed with prejudice, with each party to bear its own attorneys’ fees and costs. The pending lawsuits were: Strata Skin Sciences, Inc. and Uri Geiger v. Ra Medical Systems, Inc., civil action no. 18-21421, Court of Common Pleas, Montgomery County, Pennsylvania; and Ra Medical Systems, Inc. v. Uri Geiger, Strata Skin Sciences, Inc., and Accelmed Growth Partners, L.P., civil action no. 3:19-cv-00920, United States District Court for the Southern District of California.

Pursuant to the terms of the Settlement Agreement, each party agreed to release the opposing parties from any and all claims, demands, and causes of action of any kind whatsoever, whether known or unknown, fixed or contingent, asserted or unasserted, arising in contract, tort, statute, or operation of law, which they now have or ever had against any of the Ra Medical Releases, from the beginning of time to the date of the Settlement Agreement, in any way arising from or relating to the allegations, claims, causes of action, allegations and/or assertions set forth in the pending lawsuits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 17, 2021, we had 33,801,045 shares of common stock issued and outstanding. This did not include (i) options to purchase 6,925,478 shares of common stock, of which 4,243,387 were vested as of March 17, 2021 or (ii) vested, unissued restricted stock units of 88,194.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2020. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

	Number of Securities to be issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	5,292,888	$1.87	41,774

Equity compensation plans not approved by security holders	-	-	-
	5,292,888	$1.87	41,774

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

The XTRAC device is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC device received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308um ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2020, there were 832 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, up from 820 at the end of December 31, 2019. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. There are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo. In 2020, domestically, we estimate over 241,000 XTRAC laser treatments were performed.

Effective February 1, 2017, we entered into an exclusive OEM distribution agreement with Esthetic Education, LLC to be the exclusive marketer and seller of private label versions of the SkinStylus® MicroSystem and associated parts under the name of STRATAPEN. This three-year agreement has minimum annual sales requirements for renewal. The agreement expired in January 2020, but we continue to sell the product on a purchase order basis.

Since 2019, we have been transitioning our international equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis.  We have signed contracts in Korea (in 2019), Japan (in 2020) and China (in January 2021).

These agreements are expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model as we have in the United States.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers and their potential for permanent closure. While many offices have been reopening, the on-going impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on business operations and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

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

To mitigate the impact of COVID-19, the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. In addition, we have created programs utilizing its direct to consumer advertising and call center contact to patients and partner clinics to restart our partners’ businesses. In order to conserve its cash during this time period, the Company furloughed employees, reduced all discretionary spending, reduced all inventory purchases and delayed payments to vendors. We continue to manage our expenses and cash disbursements. Delayed payments to vendors were cumulatively, approximately $678 as of December 31, 2020. With the receipt of the PPP loan, we brought back most of our employees on a leave of absence. In December 2020, we submitted an application for loan forgiveness to the SBA and subject to the SBA’s approval, of 100% of the loan proceeds.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the first three quarters of fiscal 2020, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in the next quarter and as long as the pandemic continues. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Recent Developments

Home by XTRAC™
In January 2020, we introduced Home by XTRAC business, leveraging in-house resources including an at-home insurance reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments.

Chinese Distribution Agreement
In February 2021, the Company signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China. The initial term ends December 2024 and thereafter automatically renews for a period of twelve months subject to certain conditions.

Japanese Distribution Agreement
In September 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the Country of Japan. This agreement is expected to increase recurring revenues over time, but will have an initial impact of reducing sales of dermatology procedures equipment in the near term as the contract is to apply a similar recurring revenue model as we have in the United States. The term ended December 2020 and is automatically renewed for twelve months, subject to certain conditions.

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

On December 30, 2019, we closed on a $7.3 million loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). Our obligations under the Note are secured by an Assignment and Pledge of Time Deposit, under which we have pledged, to the commercial bank, the proceeds of a time deposit account in the amount of the Note. We concurrently fully repaid (including payment of termination and exit fees) our existing long-term debt credit facility with MidCap Financial Trust. The Note was renewed through December 30, 2021.

Paycheck Protection Program
On April 22, 2020, we closed on a loan of $2.0 million (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence on December 1, 2020 but is deferred until the SBA approves of the forgiveness amount. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by US beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the Small Business Administration (the “SBA”) pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities at either; our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced under certain circumstances if full-time headcount declines or if salaries and wages for employees with salaries of $100 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. In December 2020, we submitted for forgiveness to the SBA, and subject to the SBA’s approval, of 100% of the loan proceeds.

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

Sales and Marketing

As of December 31, 2020, our sales and marketing personnel consisted of 57 full-time employees, inclusive of a vice president of sales, a direct sales organization, as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since we sell the physician access codes in order to operate the treatment equipment, these are similar to operating leases for accounting purposes since we provide the customers limited arrangement rights to use the treatment equipment and the treatment equipment resides in the physician’s office and we may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. The terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through our Korean, Japanese and, in 2021, Chinese distributors, we sell access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and includes a potential buy-out at the end of the term of the contract. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

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

Allowance for Doubtful Accounts
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2020, and 2019, allowance for doubtful accounts was $274 and $184, respectively.

Property and Equipment
As of December 31, 2020, and 2019, we had net property and equipment of $5,529 and $5,369, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician for access codes for an agreed upon number of treatments. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the recurring revenue business model. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy it elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill
Our balance sheet includes goodwill which is subject to an annual assessment for impairment under FASB ASC Topic 350, “Goodwill and Other Intangibles” and is not amortizable. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2020, and 2019, we had $8,803 of goodwill accounting for 18.8% and 18.6% of our total assets, respectively. The acquisition of the XTRAC and VTRAC businesses that gave rise to the recorded goodwill closed on June 22, 2015. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We test our goodwill for impairment at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment. The balance of our goodwill for each of our segments as of December 31, 2020, is as follows: Dermatology Recurring Procedures $7,958 and Dermatology Procedures Equipment $845. We completed our annual goodwill impairment analysis as of December 31, 2020, for our reporting units. Our assessment concluded that there was no impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. For both reporting units the fair value was in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Intangibles
All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis. As of December 31, 2020, and 2019, we had $6,345 and $7,955 of intangible assets accounting for approximately 13.6% and 16.8% of our total assets, respectively. The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, and trade names. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

Income taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry forwards, we may be required to adjust our valuation allowance.

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

Stock-based Compensation
We account for stock-based compensation to employees in accordance with the “Share-Based Payment” accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in our consolidated statements of operations. For performance-based awards, we recognize the expense only if we deem it probable that the vesting condition will occur. There were no performance awards granted in 2020 or 2019.

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recognized over the requisite service period. Total stock-based compensation expense was $1,633 and $1,195 for the years ended December 31, 2020, and 2019, respectively.

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

Revenues
The following table presents revenues from our two segments for the periods indicated below:

	For the Year Ended December 31,
	2020	2019
Dermatology Recurring Procedures	$17,409	$23,713
Dermatology Procedures Equipment	5,681	7,873
Total Revenues	$23,090	$31,586

Dermatology Recurring Procedures
Revenues from Dermatology Recurring Procedures for the year ended December 31, 2020 was $17,409 which approximates 249,000 treatments, with prices ranging from $65 to $95 per treatment. Revenues from Dermatology Recurring Procedures for the year ended December 31, 2019 was $23,713 which approximates 337,000 treatments, with prices ranging from $65 to $95 per treatment.

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

During 2020, our recurring procedures revenue was negatively impacted by the COVID-19 pandemic.  The pandemic led to the suspension of elective procedures, such as XTRAC procedures and to the temporary closure of many physician practices which are our primary customers. We do not know the full extent of the impact on our customers including the potential of permanent closure.

Revenues from Dermatology Recurring Procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2020, and 2019, we deferred net revenues of $1,765 and $2,286, respectively, which will be recognized as revenue over the remaining usage period.

Dermatology Procedures Equipment
For the year ended December 31, 2020, dermatology equipment revenues were $5,681. Internationally, we sold 36 systems for the year ended December 31, 2020, 22 of which were VTRAC systems. Domestically, we sold 2 systems for the year ended December 31, 2020. For the year ended December 31, 2019, dermatology equipment revenues were $7,873. Internationally, we sold 74 systems for the year ended December 31, 2019, 7 of which were VTRAC systems. Domestically, we sold 6 systems for the year ended December 31, 2019.

Additionally, included in the year ended December 31, 2019, was $185 in revenues for 5 Nordlys units (and accessories).

Cost of Revenues
 The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Year Ended December 31
	2020	2019
Dermatology Recurring Procedures	$5,832	$7,033
Dermatology Procedures Equipment	3,124	4,283
Total Cost of Revenues	$8,956	$11,316

Gross Profit Analysis

Gross profit decreased to $14,134 for the year ended December 31, 2020, from $20,270 during the same period in 2019. As a percentage of revenues, the gross margin was 61.2% for the year ended December 31, 2020, versus 64.2% during the same period in 2019. The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2020	2019
Revenues	$23,090	$31,586
Percent (decrease)	(26.9%)
Cost of revenues	8,956	11,316
Percent (decrease)	(20.9%)
Gross profit	$14,134	$20,270
Gross profit percentage	61.2%	64.2%

Dermatology Recurring Procedures	For the Year Ended December 31,
	2020	2019
Revenues	$17,409	$23,713
Percent (decrease)	(26.6%)
Cost of revenues	5,832	7,033
Percent (decrease)	(17.1%)
Gross profit	$11,577	$16,680
Gross profit percentage	66.5%	70.3%

The primary reasons for the decrease in gross profit were the result of lower revenues as a result of the COVID-19 pandemic and unapplied costs partially offset by lower depreciation expense on lasers placed in the field.  Decreases in utilization of lasers placed in the field will result in lower margins as we have certain fixed costs in the business.

Dermatology Procedures Equipment	For the Year Ended December 31,
	2020	2019
Revenues	$5,681	$7,873
Percent (decrease)	(27.8%)
Cost of revenues	3,124	4,283
Percent (decrease)	(27.1%)
Gross profit	$2,557	$3,590
Gross profit percentage	45.0%	45.6%

The primary reason for the decrease in gross profit for the year ended December 31, 2020, compared to the same period in 2019, was primarily the result of lower sales and unapplied costs.

Engineering and Product Development
Engineering and product development expenses for the year ended December 31, 2020, increased to $1,274 from $1,002 for the year ended December 31, 2019. The increase was due to higher consulting costs associated with certain engineering projects.

Selling and Marketing Expenses
For the year ended December 31, 2020, selling and marketing expenses decreased to $9,038 from $12,003 for the year ended December 31, 2019. The decrease was primarily due to the downturn in business as a result of the COVID-19 pandemic. We managed our costs with lower tradeshow costs, travel costs, direct to consumer advertising and compensation.

General and Administrative Expenses
For the year ended December 31, 2020, general and administrative expenses decreased to $7,898 from $10,275 for the year ended December 31, 2019. The decrease was primarily the result of approximately $2.0 million in accounting and legal costs associated with our restatement of our financial statements as disclosed in our Annual Report on Form 10-K in 2019. We did not incur these costs in 2020.

Interest Expense, net
Interest expense for the year ended December 31, 2020 was $61 compared to $515 for the year ended December 31, 2019. The decrease was due to higher interest income on the higher cash equivalent balance in 2020 and lower interest expense, in connection with our refinancing.

Other (Expense) Income, net
 In connection with our pay-off of the MidCap debt in December 2019, we incurred a loss on debt extinguishment of $414.

Income Taxes
 Income tax expense for the year ended December 31, 2020, was $275 compared to a benefit of $149 for the year ended December 31, 2019. The activity was the result of the change in the Tax Cut and Jobs Act (the “Tax Act”) in the accounting for the net operating losses.

Net Loss
 The factors described above resulted in net loss of $4,412 during the year ended December 31, 2020, as compared to a net loss of $3,790 during the year ended December 31, 2019.

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

	For the Year Ended December 31,
	2020	2019
Net loss	$(4,412)	$(3,790)

Adjustments:
Income taxes	275	(149)
Depreciation and amortization *	3,911	4,821
Interest expense, net	61	515
Non-GAAP EBITDA	(165)	1,397

Stock-based compensation expense	1,633	1,195
Impairment of lasers placed-in-service	24	30
Loss on extinguishment of debt	-	414
Non-GAAP adjusted EBITDA	$1,492	$3,036

* Includes depreciation on lasers placed-in-service of $1,930 and $2,660 for the years ended December 31, 2020, and 2019, respectively.

Liquidity and Capital Resources
 As of December 31, 2020, we had $5,993 of working capital compared to $6,121 as of December 31, 2019. Cash and cash equivalents and restricted cash were $18,112 as of December 31, 2020, as compared to $15,629, as of December 31, 2019. The increase to our cash was the result of the receipt of proceeds from the PPP and EIDL loans and management of payables. Delayed payment to vendors totaled $678 at December 31, 2020.

On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”), which was renewed effective December 30, 2020 primarily to extend the term of the Note one-year. The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged the proceeds of a time deposit account in the amount of the loan to the commercial bank. The Company fully repaid (including payment of termination and exit fees) its existing long-term debt credit facility with Midcap Financial Trust. The transaction was accounted for as a debt extinguishment and the Company recorded a loss of $414. The Note was renewed for another year through December 30, 2021.

We have been negatively impacted by the COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and a change in management, and prior to COVID, we had improved revenues, gross profit, generated positive cash flow from operations, refinanced our debt at a lower interest rate and received cash proceeds from the PPP loan and the EIDL loan. We believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and to access it on favorable terms, if at all.

Net cash provided by operating activities was $2,096 for the year ended December 31, 2020, compared to cash provided by operating activities of $2,229 for the year ended December 31, 2019. The cash flows provided by operating activities for the year ended December 31, 2020, were unfavorably impacted by lower accrued expenses, lower deferred revenue and net loss, lower depreciation and higher inventory partially offset by collection of accounts receivable, higher accounts payables as we are managing our payments to vendors and the non-cash impact of higher stock-based compensation.

Net cash used in investing activities was $2,159 for the year ended December 31, 2020, compared to cash used in investing activities of $2,791 for the year ended December 31, 2019. The primary reason for the decrease in cash used was our investment in lasers placed in service in the dermatology recurring procedures business segment due to the impact of COVID-19.

Net cash provided by financing activities was $2,546 for the year ended December 31, 2020, compared to cash used in financing activities of $296 for the year ended December 31, 2019 due to the receipt of the proceeds from the PPP and EIDL loans in 2020 and the payoff of the MidCap debt in 2019.

Off-Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2020. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held nine meetings during 2020.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 17, 2021.

Name	Position	Age
Dr. Uri Geiger	Chairperson of the Board	53
Robert J. Moccia	President, Chief Executive Officer and Director	62
Samuel E. Navarro	Director	65
Samuel Rubinstein	Director	81
Nachum Shamir	Director	68
LuAnn Via	Vice Chairperson of the Board	67

Dr. Uri Geiger became our Chairperson of the Board of Directors of the Company in May 2018. Dr. Geiger is a co-founder and Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University’s Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street.” Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. We believe Dr. Geiger's qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Robert J. Moccia was appointed the Company’s Chief Executive Officer effective March 1, 2021. Mr. Moccia has more than 20 years of executive management experience as President, COO, and CEO of small to mid-sized specialty pharmaceutical companies and over 35 years of global pharmaceutical experience with expertise in general management, operations, strategic planning, business development, product development, sales, marketing, and building customer focused organizations. Most recently, Mr. Moccia co-founded Encore Dermatology and since April 2015 until February 2021, served as its President and CEO. Prior to founding Encore, Mr. Moccia was CEO of Precision Dermatology Inc., which was sold to Valeant in 2014. Mr. Moccia has marketed and/or launched over 30 dermatological products in the US and created over $1.2 billion in exit transactions. He has completed multiple licenses, acquisitions and partnerships in the dermatology space. Mr. Moccia has held executive management positions at Medicis Pharmaceuticals (Sr. VP of Corporate Development), Graceway Pharmaceuticals (President & COO), and Bioglan Pharmaceuticals (President). He also spent time at Dermik and Stiefel Laboratories in sales, marketing, and business development. Mr. Moccia holds a B.S. in Biology from Stonehill College. We believe Mr. Moccia’s qualifications to serve on our Board of Directors includes his extensive entrepreneurial and management experience including those focused on the dermatology space.

Samuel Navarro became a director of the Company in March 2014 and serves as a member of the Audit Committee. Since October 2008, Mr. Navarro has been Managing Partner at Gravitas Healthcare, LLC, which provides strategic advisory services to medical technology companies. From September 2005 to October 2008, Mr. Navarro was Managing Director of Cowen & Co. in New York City and head of their Medical Technology Investment Banking initiatives, leading a team of senior people, and was responsible for building the franchise across all product categories, including M&A/Advisory and financing services and products. From 2001 to 2005, Mr. Navarro was at The Galleon Group running the Galleon Healthcare Fund as a Senior Portfolio Manager. He was responsible for all health care investments across all sectors, including pharmaceutical/biopharmaceutical industries, medical technology and hospital supplies, and all areas of healthcare services. From July 1998 to February 2001, Mr. Navarro was Global Head of Healthcare Investment Banking at ING Barings. Mr. Navarro has also served or serves on the boards of Arstasis, BioSig Technologies, Derma Sciences, Dextera Surgical, MicroTherapeutics, Jomed, Strata Skin Sciences and Pixelux Entertainment. Mr. Navarro received an MBA in Finance from The Wharton School at the University of Pennsylvania, a Master of Science in Engineering from Stanford University and a Bachelor of Science in Engineering from The University of Texas at Austin. We believe Mr. Navarro's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the medical device industry.

Shmuel (Milky) Rubinstein became a director of the Company in May 2018 and serves on the Audit Committee and on the Compensation, Nominating and Governance Committee. Mr. Rubinstein has served for over 20 years as the Chief Executive Officer and General Manager of Taro Pharmaceuticals Industries, a NASDAQ traded dermatology company. Under his management, Taro grew to become a multinational company with over 1,000 employees worldwide and turnover of close to $450 million. In 2003, Mr. Rubinstein received the Exceptional Industrialist award. During these years he also finished an International Marketing Course at the Wharton School of the University of Pennsylvania. Mr. Rubinstein is the Chairman of Trima Pharma’s Board and serves, or has served, as a board member in Keystone Dental, Clal Biotechnology Industries, Exalenz, Medison Biotech, Kamada, and as consultant to BDO and Sol-Gel Pharma. Milky is also a director at the Medical Research Fund near The Tel Aviv Sourasky Medical Center and The National Authority for Yiddish Culture. We believe Mr. Rubinstein's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the dermatology industry.

Nachum (Homi) Shamir became a director of the Company in May 2018 and chairs our Compensation, /Nominating and Governance Committee. Mr. Shamir has been the President and Chief Executive Officer of Luminex Corporation. He also became Chairman of the Board in September 2020. Luminex develops, manufactures, and markets biological testing technologies in the clinical diagnostic and life science industries, since October 2014. Mr. Shamir previously served, from 2006 to 2014, as President and CEO of Given Imaging, a developer, manufacturer, and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over 10 years at Scitex Corporation in positions of increasing responsibility, including President and CEO from 2003 to 2004. Prior to Scitex Corporation, Mr. Shamir held senior management positions at various international companies mainly in the Asia Pacific regions. Mr. Shamir currently serves as a director in Luminex Corp (LMNX) and previously served in Given Imaging (GIVN), Cogentix Medical (CGNT) and Invendo Medical GMBH. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. We believe Mr. Shamir's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the life science industry.

  LuAnn Via has served as a member of the Board of Directors since April 2012, was named Vice Chairperson in March of 2021 and  is the Chair of the Audit Committee. She has also served as a member of the Compensation, Nominating and Governance Committee. Ms. Via is currently an Independent Public and Private Board Director and a Retail/Manufacturing Advisor. Prior to this from November 2012 through January 2017, Ms. Via was President, CEO and Executive Board Member of Christopher & Banks Corporation, a women’s specialty retailer; a company operating more than 500 retail stores. Ms. Via served as the President and Chief Executive Officer of Payless ShoeSource, a unit of Collective Brands, Inc., with over 4,000 stores in 50 countries from July 2008 to October 2012 when the company was acquired and taken private. Before joining Payless from January 2006 Ms. Via served as group divisional President of Lane Bryant and Cacique store chains and as President of Catherines stores, both divisions of Charming Shoppes, Inc. Prior to this, and for more than 20 years, Ms. Via held several senior leadership positions with a number of top retailers. Ms. Via is a member of Women Corporate Directors, the only global membership  organization of women directors of corporate and large privately held companies, and The Committee of 200, an invitation only membership organization of the world’s most successful women entrepreneurs and corporate leaders. We believe Ms. Via's qualifications to serve on the Board of Directors include her experience in retail/wholesale sales, manufacturing, marketing, ecommerce and her extensive experience as a CEO and senior executive of several publicly-listed companies.

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

Board Leadership Structure

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk, the Compensation, Nominating & Governance Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole.

Compensation, Nominating and Corporate Governance and Audit Committees

General

Our Board of Directors maintains charters for its committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit and Compensation, Nominating and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.strataskinsciences.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2020 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who was our Chief Executive Officer until his separation on February 28, 2021, all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Compensation, Nominating and Governance Committee.

In 2018, the Board determined that the role of the Nominating and Governance Committee should be assumed by the Compensation Committee, and the committee was renamed the Compensation, Nominating and Governance Committee (the “Compensation, Nominating Committee”). Our Compensation, Nominating Committee discharges the Board of Directors’ responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and this Report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation, Nominating Committee include:

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

The Compensation, Nominating and Governance Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation, Nominating Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation, Nominating and Governance Committee for 2020 is presented below.

In absorbing the duties and responsibilities of the Nominating and Governance Committee, except where the Company is legally required by contract, bylaw or otherwise to provide third parties with the right to nominate directors, the Compensation, Nominating Committee is responsible for recommending to the Board the nominees for election as directors at the annual meeting of stockholders and the persons to be elected by the Board to fill any vacancies on the Board. In making such recommendations, the Compensation, Nominating Committee will consider candidates proposed by stockholders. The Committee will review and evaluate information available to it regarding candidates proposed by stockholders and shall apply the same criteria, and will follow substantially the same process in considering them, as it does in considering other candidates. The Compensation, Nominating Committee is charged with developing and periodically assessing and making recommendations to the Board concerning appropriate corporate governance policies. The Compensation, Nominating Committee also has oversight over the Company’s corporate governance guidelines and policies governing the full Board. Other specific duties of the Compensation, Nominating Committee in its role of overseeing corporate governance and succession planning are:

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

Our Board of Directors has adopted a written charter for the Compensation, Nominating and Governance Committee. The Compensation, Nominating and Governance Committee is currently composed of Nachum Shamir, LuAnn Via and Samuel Rubinstein. Our Board of Directors determined that each member of the Compensation, Nominating and Governance Committee as of December 31, 2020, satisfies the independence requirements of Nasdaq. The Compensation, Nominating and Governance Committee held two formal meetings and several informal during 2020.

REPORT OF THE COMPENSATION, NOMINATING AND GOVERANANCE COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation, Nominating and Governance Committee which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company’s executive officers. The Committee has reviewed and discussed the “Executive Compensation” section of this annual report statement with management and recommended to the Board that the section be included in the Annual Report.

The Compensation, Nominating and Governance Committee:
Nachum Shamir, Chair
LuAnn Via
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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The Audit Committee members are LuAnn Via, Chair, Samuel Rubinstein and Samuel Navarro. The Audit Committee meets regularly and held six meetings during 2020.

The Board of Directors determined in 2020 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting and disclosure controls and procedures. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020, with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

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

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit, and received from them written disclosures and letter regarding their independence. The Audit Committee meets with the Company’s independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting. The Audit Committee held six meetings during the fiscal year ended December 31, 2020.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the Commission.

AUDIT COMMITTEE:

LuAnn Via, chair
Samuel Rubinstein
Samuel Navarro

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 17, 2021, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that all Section 16(a) filing requirements applicable to directors and officers were timely met during the year ended December 31, 2020.

Item 11. Executive Compensation

Executive Officers

During the year ended December 31, 2020, our named executive officers were:

•   Dolev Rafaeli, President and Chief Executive Officer (until his separation on February 28, 2021);

•   Matthew C. Hill, Chief Financial Officer;

The biographical information for our current executive officers (other than Dr. Rafaeli, which is included above) are below:

Matthew C. Hill (age 52) assumed the duties of Chief Financial Officer on May 15, 2018. Prior to joining the Company, he was the chief financial officer with operational responsibilities with SS White Dental, a privately held medical device company in the dental space, from 2010. Prior to SS White, Matt served as CFO at Velcera and EP Medsystems, both publicly traded companies, where he was also responsible for public company compliance and participated in capital raising for the companies. Mr. Hill has over 20 years of experience in various capacities in public and private companies, and in public accounting with Grant Thornton LLP. Mr. Hill graduated with a B.S. in accounting from Lehigh University in 1991.

Components of Executive Compensation during 2020

Dr. Rafaeli, had an opportunity to earn an annual bonus based upon the performance of the Company’s business during the relevant quarters in which he is employed of each fiscal year. Such bonus during 2020 is achieved, on a quarterly basis, but paid annually, if (a) the Company achieved positive adjusted EBITDA of $5 million and (b) with such bonus amount determined as a percentage of the average aggregate collected revenue during such quarter from all installed laser machines (pro-rated for machines installed during a quarter) (“Average Revenue per Machine”) based upon the following schedule:

Average Revenue per Machine per quarter	Bonus (as a percentage of total company revenue for the relevant quarter)

Up to $8,100	0.50%
$8,101 to $9,600	0.80%
$9,601 to $11,000	1.20%
Above $11,001	1.50%

The Average Revenue per Machine and positive adjusted EBITDA of $5 million results achieved on a quarterly basis resulted in no payout for 2020.

Mr. Hill had a target bonus of $95,000 in 2020, with 75% of such bonus based on achieving certain revenue goals. The balance of the bonus was based on achieving personal goals as agreed with the Chief Executive Officer and approved by the Compensation, Nominating and Governance Committee, which resulted in a total discretionary bonus payout of $47,500.

The stock option grant was granted on November 13, 2020, and were made under the following terms:

	Shares Underlying Option Grant	Exercise Price per share	Option Term	Vesting Period
Matthew C. Hill	150,000	$1.46	10 years	1/3 on each anniversary of the date of grant

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2020, and 2019 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (3)	Option Awards ($) (2)	All Other Compensation ($) (4)	Total ($)
Dolev Rafaeli (1), Director, President and Chief Executive Officer	2020	400,000	-	-	23,400	423,400
	2019	400,000	277,930	466,500	23,200	1,167,630

Matthew C. Hill , Chief Financial Officer	2020	246,941	47,500	166,200	16,200	476,841
	2019	240,000	149,287	233,250	16,000	638,537

(1)	Dolev Rafaeli separated from the Company on February 28, 2021.
(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures. See the “Stock-based compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for the assumptions made in calculating these amounts.

(3)
Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements, and a special bonus awarded in connection with the resolution of matters related to managing the Company’s efforts to become compliant with all of the Company’s reporting requirements in 2019. We discuss these bonus plans in further detail in the section entitled “Components of Executive Compensation during 2020.”

(4)
“All Other Compensation” includes a car allowance for Dr. Rafaeli of $12,000 and $12,000 in 2020, and 2019, respectively, and a 401(k) match of $11,400 in 2020 and $11,200 in 2019; and for Mr. Hill includes a car allowance of $4,800 in 2020 and 2019, respectively, and a 401(k) match of $11,400 and $11,200 in 2020 and 2019, respectively.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control

Employment Agreement with Robert Moccia
On March 1, 2021, the Company entered into an employment agreement with Robert Moccia to become the Company’s Chief Executive Officer, (the “Employment Agreement”), which provides for, among other things, (i) a three-year term commencing on March 1, 2021, which renews for successive one year additional terms unless a party gives the other party a notice of non-renewal at least 90 days prior to the end of the then applicable employment term, (ii) an annual base salary of $500,000, (iii) an incentive bonus opportunity equal to at least 65% of his base salary for such year, (iii) an initial option (the “Option”) to purchase 1,632,590 shares of common stock, with a strike price as of the close of trading on March 1, 2021 which was $1.73, vesting over a three year period, with 544,198 options vesting on the first anniversary of the date of grant and 136,049 options vesting every three months thereafter and subject to acceleration under certain conditions, (iv) participation in long-term incentive plans and employee benefit plans, including health and 401(k) plans, (v) 20 days of annual vacation, plus 10 established holiday days, per full calendar year of employment, (vi) an automobile allowance of $1,250 per month, and (vi) his appointment to the Company’s board of directors as of March 1, 2021, and nomination and recommendation for election as a director thereafter at annual meetings of stockholders during his employment term when his election is to be considered. The Option is intended to constitute an employment inducement grant under Nasdaq Listing Rule 5635(c)(5). The Company will also pay Mr. Moccia a bonus equal to two times his then base salary if, during the term of his employment, (a) a “Change in Control” (as defined in the Company’s 2016 Omnibus Incentive Plan, as amended from time to time) occurs and (b) as of such Change in Control, the price per share of the Company’s common stock is two times or more than the price of the Company’s common stock as of March 1, 2021.

The Employment Agreement provides Mr. Moccia with severance benefits in the event that his employment is terminated under certain circumstances, including by Mr. Moccia for “Good Reason” and by the Company without “Cause” (each as defined in the Employment Agreement). Upon the termination of Mr. Moccia’s employment, he will automatically resign as a member of the Company’s board of directors. Pursuant to the Employment Agreement, Mr. Moccia is subject to confidentiality, assignment of intellectual property, and restricted activities covenants, the latter of which continues for 12 months after his separation from employment.

Employment Agreement with Dr. Dolev Rafaeli
On March 30, 2018, the Company executed an employment agreement with Dr. Rafaeli. On February 24, 2020, the Company and Dr. Rafaeli entered into a Separation Agreement and Release terminating Dr. Rafaeli’s employment. The term of his original employment agreement commenced on April 10, 2018 until the third anniversary of the closing under the Accelmed-led investment, which term provided for  automatic renewal for one year unless either party provides 60 days' notice prior to the end of the then current term. Dr. Rafaeli's employment with the Company would have terminated if the Accelmed-led investment had terminated prior to closing for any reason.

Dr. Rafaeli's base salary was $400 thousand per year, and he is entitled to bonus compensation based upon the achievement of earnings targets. Dr. Rafaeli was awarded stock options under the Company's 2016 Omnibus Incentive Plan equal to 7.5% of the Company's equity on a fully diluted basis as of immediately following the closing of the Accelmed-led investment. The options were awarded as follows: (i) stock options exercisable for 1,557,628 shares of the Company's common stock were granted on March 30, 2018, at an exercise price of $1.12; and (ii) the balance of the stock options were awarded upon approval by the Company's stockholders of the Accelmed-led investment and the transactions contemplated thereby at the special meeting of stockholders, and the exercise price was equal to  the closing trading price of the Company's shares of common stock on Nasdaq on the day of the special meeting. The shares of common stock purchasable upon exercise of the stock options are subject to certain transferability restrictions under the employment agreement and fully vest upon a change of control. The employment agreement also contains provisions for fringe benefits, reimbursement of expenses, nomination for election to the Board, indemnification, vacation, confidentiality, assignment of certain inventions and other intellectual property, covenant not to compete and payments of a lump sum payment equal to base salary over the initial term upon termination, depending upon the type of termination.

Separation Agreement with Dr. Dolev Rafaeli
On February 24, 2021, the Company and Dr.  Rafaeli entered into an employment separation agreement and release (the “Separation Agreement”), pursuant to which, among other things, Dr. Rafaeli resigned as the Company’s Chief Executive Officer and President and as a member of the Company’s board of directors on February 28, 2021. In connection with Dr. Rafaeli’s separation, upon the expiration of the revocation of a general release delivered by Dr. Rafaeli to the Company, the Company will (i) pay Dr. Rafaeli (a) his base salary, less applicable legal deductions, through May 29, 2021 consistent with normal payroll procedures, (b) a lump sum amount equal to 12 weeks of pay as a payout of his accrued but unused vacation days, (c) reimbursements of his monthly COBRA premium payments for up to 18 months following February 28, 2021, and (d) an amount up to $10,000 to reimburse Dr. Rafaeli for reasonable attorneys’ fees in connection with the negotiation of the Separation Agreement, and (ii) vest all outstanding options held by Dr. Rafaeli (to the extent not then vested) and have them remain exercisable until August 22, 2021. Subject to the foregoing restrictions and the Company’s insider trading policies, Dr. Rafaeli will be permitted to exercise the options as permitted under the Company’s equity incentive plan, including cashless exercises, until August 22, 2021. Certain provisions contained in DR. Rafaeli’s employment agreement, dated as of March 30, 2018 with the Company survive and continue to apply under the Separation Agreement, including, but not limited to, covenants related to confidentiality, assignment of developments, and covenant not to compete. The Company and Dr. Rafaeli also agreed to mutual non-disparagement and communication restriction provisions and granted customary general releases to each other. Until May 29, 2021, Dr. Rafaeli agreed to cooperate in good faith with the Company in transitioning his duties to one or more persons as determined by the Company’s board of directors.

Employment Agreement with Matthew C. Hill
On May 15, 2018, Matthew Hill began employment as the Company's Chief Financial Officer. The Company and Mr. Hill executed an employment agreement dated May 15, 2018, in connection with the appointment to the Chief Financial Officer position. Under the terms of the agreement, Mr. Hill receives a base salary of $249,500 and is eligible to receive an annual bonus based on the Company achieving certain goals. The target bonus is set annually. In the event Mr. Hill's employment is terminated, in conjunction with a change of control, he will be entitled to severance equal to 12 months of his base salary, payable subject to execution of a general release in favor of the Company. The agreement also contains non-compete and non-solicitation periods.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price ($)	Option Expiration Date
Dolev Rafaeli	11/22/2019	100,000	200,000	$2.46	11/22/2029
	5/23/2018	942,166	471,083	$1.66	5/23/2028
	3/30/2018	1,427,825	129,803	$1.12	3/30/2028
Matthew Hill	11/13/2020	-	150,000	$1.46	11/13/2030
	11/22/2019	50,000	100,000	$2.46	11/22/2029
	5/23/2018	166,666	83,334	$1.66	5/23/2028

(1)
Options granted were under the 2016 Omnibus Incentive Plan and options. Dr. Rafaeli’s options granted on March 30, 2018 contractually vested quarterly over three years, all others had vested annually over three years. Upon Dr. Rafaeli’s separation on February 28, 2021, all options vested (see Separation Agreement above). Mr. Hill’s options vest annually over three years.

Director Compensation

During 2020, non-management directors shall receive the following compensation as applicable to each particular director.

1.   $70,000 base compensation

2.   $80,000 base compensation for the Chairman of the Board

3.   $10,000 for the Chairman of the Compensation, Nominating Committee.

4.   $20,000 for the Chairman of the Audit Committee

5.   $5,000 for membership on each committee (not to be paid to the Chair of the committees)

6.    New independent Board members shall receive a one-time grant of $20,000 in the form of restricted stock units.

Except for the Chairman, whose company rules prevent accepting equity, base compensation is to be paid generally no more than 50% in cash; no Director is to receive more than $50,000 in cash; that non-cash payments will be in the form of restricted stock units vesting equally in quarterly tranches over 12 months; and that payment will be made for each quarter in advance.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2020.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (3)	All Other Compensation ($)	Total ($)

Uri Geiger (1)	-	-	-	-
David N. Gill (2)	19,231	-	-	19,231
Samuel E. Navarro	35,000	-	-	35,000
Samuel Rubinstein	45,000	-	-	45,000
Nachum Shamir	40,000	-	-	40,000
LuAnn Via	52,100	-	-	52,100

(1)	Fees of $140,000 paid on behalf of Dr. Geiger were paid to Accelmed as a result of the fact that Accelmed’s partnership agreement precludes the receipt of any equity.
(2)	Resigned from the board on May 22, 2020.
(3)	The Company has accrued the compensation for unissued stock awards.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on May 29, 2021. We are required under our indemnification agreements to maintain such insurance for the officers and members of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Report under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 17, 2021, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Uri Geiger (8)	12,112,627	35.84%
Robert J. Moccia(2)		*
Matthew Hill (3)	226,666	*
Samuel E. Navarro (4)	211,412	*
Samuel Rubinstein (5)	52,098	*
Nachum Shamir (6)	74,075	*
LuAnn Via (7)	132,702	*
All directors and officers as a group (seven persons)	12,809,580	37.33%

Accelmed Growth Partners LP (8)	12,112,627	35.84%
Kent Lake Partners LP(9)	1,658,043	4.91%
Nantahala Capital Management, LLC (10)	4,683,908	13.86%
*          Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of March 17, 2021 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 33,801,045 shares of common stock outstanding as of March 17, 2021.

(2)	Robert Moccia joined the Company on March 1, 2021.

(3)	Includes 10,000 shares of common stock and vested options to purchase 216,666 shares of common stock.

(4)	Includes 66,136 shares, 145,276 vested options to purchase shares of common stock.

(5)	Includes 11,300 shares of common stock and vested restricted stock units for 40,798 shares of common stock.

(6)	Includes 57,815 shares of common stock and vested restricted stock units for 16,260 shares of common stock.

(7)	Includes 40,571 shares, 60,995 vested options to purchase shares of common stock and vested restricted stock units of 31,136 shares of common stock.

(8)
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

(9)
The business address of Kent Lake Partners LP (“Kent Lake”) is 591 Redwood Highway, Suite 3260 Mill Valley, California 94941. Kent Lake may be deemed to be the beneficial owner of 1,658 shares of common stock held by funds and separately managed accounts under its control, and as the managing member Benjamin Natter may be deemed to be the beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Kent Lake on February 16, 2021.

(10)
The business address of Nantahala Capital Management, LLC ("Nantahala ") is 19 Old Kings Highway S, Suite 200, Darien, CT 06820. Nantahala may be deemed to be the beneficial owner of 4,683,098 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The foregoing has been derived from a Schedule 13G filed by Nantahala on February 12, 2021.

Item 13. Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

None

Director Independence

As required under the Nasdaq, listing standards, a majority of the members of a listed Company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that The Board of Directors determined in 2020 that, except for Dr. Geiger, who is our Chairman and Dr. Rafaeli, who was our Chief Executive Officer, all other current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee is responsible for reviewing all "related party transactions" (defined as such transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an on-going basis. All such related party transactions must be approved by the Audit Committee.

Item 14. Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Marcum LLP for 2020, and 2019:

	2020	2019
Audit Fees (1)	$276,500	$266,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$276,500	$266,500

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of all tax related services.

(4)	There were no other fees billed by Marcum LLP for the years ended December 31, 2020, and 2019.

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

Auditor Selection for Fiscal 2021
The Audit Committee has selected Marcum LLP to serve as our independent auditors for the year ending December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2020, and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2020, and 2019.

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
3.10
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation of STRATA Skin Sciences, Inc., dated December 30, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 4, 2021)

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

10.67
Promissory Note Fixed Rate-Term Note, dated December 30, 2019, by STRATA Skin Sciences, Inc. in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2020)

10.68
Assignment and Pledge of Time Deposit, dated December 30, 2019, by STRATA Skin Sciences, Inc., as assignor, and Israel Discount Bank of New York, as assignee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 6, 2020)

10.69
Paycheck Protection Program Term Note, Disbursement Request & Authorization, and Errors and Omissions Agreement, dated April 22, 2020, between STRATA Skin Sciences, Inc. and Republic First Bank D/B/A Republic Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2020)

10.70
U.S. Small Business Administration Loan Authorization and Agreement, dated as of March 26, 2020 and executed May 22, 2020, between the Small Business Administration and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2020)

10.71
U.S. Small Business Administration Note (Secured Disaster Loans), dated as of March 26, 2020 and executed May 22, 2020, by STRATA Skin Sciences, Inc. for the benefit of the Small Business Administration (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2020)

10.72
U.S. Small Business Administration Security Agreement, dated as of March 26, 2020 and executed May 22, 2020, between the Small Business Administration and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2020)

10.73
Settlement Agreement and Release, dated as of August 10, 2020, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

10.74
First Amendment to Promissory Note, dated as of December 21, 2020, between STRATA Skin Sciences, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2020)

10.75
Employment Separation Agreement and Release, dated as of February 24, 2021, between Dolev Rafaeli and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2021)

10.76
Employment Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2021)

10.77
Form of Stock Option Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 1, 2021)

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

STRATA SKIN SCIENCES, INC.

March 25, 2021	By: /s/ Robert J. Moccia
Robert J. Moccia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Robert J. Moccia	President, Chief Executive Officer (Principal Executive Officer), and Director	March 25, 2021
Robert J. Moccia
/s/ Matthew Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Matthew Hill
/s/ Uri Geiger	Director, Chairperson of the Board	March 25, 2021
Uri Geiger
/s/ Samuel Navarro	Director	March 25, 2021
Samuel Navarro
/s/ Shmuel Rubinstein	Director	March 25, 2021
Shmuel Rubinstein
/s/ Nachum Shamir	Director	March 25, 2021
Nachum Shamir
/s/ LuAnn Via	Director, Vice Chairperson of the Board	March 25, 2021
LuAnn Via

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales and Use Tax Liabilities:

As discussed in Note 8 to the consolidated financial statements, the Company recognizes sales tax liabilities, including interest and penalties, for its domestic recurring revenue in those states which management determines are more-likely-than-not (“MLTN”) non-exempt from sales tax.  Such amounts are accounted for as transaction tax liabilities that are extinguished upon payment or settlement.  The Company recognizes use tax liabilities, including interest and penalties, for those states that management determines are MLTN to be exempt from sales tax obligations. The Company’s sales tax expense that is not presently being collected and remitted for its domestic recurring revenue are recorded as general and administrative expenses.  The Company is currently undergoing sales tax audits in two state jurisdictions which are each in the administrative process of appeal.

We identified the accounting for sales and use tax liabilities as a critical audit matter due to the audit effort relating to the following:

•	Management utilized specialists in current and prior years to assist in determining MLTN conclusions.
•	Complexity in the interpretation of relevant tax laws in various states requires significant management and auditor judgment.
•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s determinations.

Our principal audit procedures related to the Company's accounting for sales and use tax liabilities included the following:

•	We evaluated management's significant accounting policies related to accounting for sales and use tax liabilities for reasonableness.
•	We involved our firm’s tax professionals and subject-matter-experts, with specialized skills and knowledge, who assisted in assessing the Company’s interpretation of the relevant tax laws.
•	We inspected correspondence and determinations from relevant state taxing authorities for those states undergoing sales tax audits.

•	We tested the underlying data of management’s calculations and analyzed the expiration of statutes of limitations and tax rates.

Goodwill:

As discussed in Note 7 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment.  The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2020.

We identified the annual goodwill impairment test as a critical audit matter due to the audit effort relating to the following:

•
The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to forecasted revenue growth rates, estimated expenses and discount rates.  Such estimates and assumptions were challenging to test as they required forward looking assumptions with a high degree of subjectivity under the COVID-19 environment.

•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s valuation assumptions.

Our principal audit procedures related to the Company's goodwill impairment test included the following:

•
We evaluated management's significant accounting policies related to goodwill impairment for reasonableness.  This included controls related to the Company’s goodwill impairment assessment process and development of valuation assumptions.

•
We obtained an understanding and evaluated the reasonableness of management’s forecasts of future revenue and estimated expenses by comparing these forecasts to historical operating results of the Company by applying procedures to test the financial inputs used in the income approach, including sensitizing management’s cash flow forecasts.

•
We involved our firm’s valuation professionals, with specialized skills and knowledge, who assisted in assessing assumptions utilized under the income and market approaches.  Such assumptions that were evaluated included the discount rate, selected comparable companies, market multiples, control premium and market capitalization reconciliation.

/s/ Marcum llp

Marcum llp
We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 25, 2021

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,604	$8,129
Restricted cash	7,508	7,500
Accounts receivable, net	2,944	4,386
Inventories	3,444	3,027
Prepaid expenses and other current assets	331	513
Total current assets	24,831	23,555

Property and equipment, net	5,529	5,369
Operating lease right-of-use assets	988	1,314
Intangible assets, net	6,345	7,955
Goodwill	8,803	8,803
Other assets	282	347
Total assets	$46,778	$47,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Current portion of long-term debt	1,478	-
Accounts payable	2,764	1,880
Other accrued liabilities	4,690	5,134
Deferred revenues	2,262	2,832
Current portion of operating lease liabilities	369	313
Total current liabilities	18,838	17,434

Long-term liabilities:
Long-term debt, net	1,050	-
Long-term operating lease liabilities; net	710	1,078
Deferred tax liability	254	-
Other liabilities	34	178
Total liabilities	20,886	18,690

Commitments and contingencies (see Note 11)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 0 and 2,103 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	1
Common Stock, $.001 par value, 150,000,000 shares authorized; 33,801,045 and 32,932,273 shares issued and outstanding as of December 31, 2020 and 2019, respectively	34	33
Additional paid-in capital	244,831	243,180
Accumulated deficit	(218,973)	(214,561)
Total stockholders' equity	25,892	28,653
Total liabilities and stockholders’ equity	$46,778	$47,343

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Revenues, net	$23,090	$31,586
Cost of revenues	8,956	11,316
Gross profit	14,134	20,270
Operating expenses:
Engineering and product development	1,274	1,002
Selling and marketing	9,038	12,003
General and administrative	7,898	10,275
	18,210	23,280
Loss from operations	(4,076)	(3,010)
Other (expense) income, net:
Interest expense, net	(61)	(515)
Loss on extinguishment of debt	-	(414)
	(61)	(929)
Loss before income taxes	(4,137)	(3,939)
Income tax (expense) benefit	(275)	149
Net loss	$(4,412)	$(3,790)
Loss attributable to common shares	$(4,394)	$(3,597)
Loss attributable to Preferred Series C shares	$(18)	$(193)
Loss per common share:
Basic	$(0.13)	$(0.11)
Diluted	$(0.13)	$(0.11)
Shares used in computing loss per common share:
Basic	33,609,922	31,978,665
Diluted	33,609,922	31,978,665

Loss per Preferred Series C share - basic and diluted	$(48.59)	$(42.24)
Shares used in computing loss per basic and diluted Preferred Series C shares	368	4,577

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In thousands, except share amounts)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
BALANCE, JANUARY 1, 2019	9,968	$1	29,943,086	$30	$241,988	$(210,771)	$31,248
Stock-based compensation	-	-	-	-	1,195	-	1,195
Conversion of convertible preferred stock into common stock	(7,865)	-	2,923,791	3	(3)	-	-
Exercise of stock options	-	-	36,410	-	-	-	-
Issuance of restricted stock	-	-	28,986	-	-	-	-
Net loss	-	-	-	-	-	(3,790)	(3,790)
BALANCE, DECEMBER 31, 2019	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	1,633	-	1,633
Conversion of grantable preferred stock into common stock	(2,103)	(1)	782,089	1	-	-	-
Exercise of stock options	-	-	15,000	-	18	-	18
Issuance of restricted stock	-	-	71,683	-	-	-	-
Net loss	-	-	-	-	-	(4,412)	(4,412)
BALANCE, DECEMBER 31, 2020	-	$-	33,801,045	$34	$244,831	$(218,973)	$25,892

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(4,412)	$(3,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,585	4,503
Amortization of right-of-use assets	326	318
Provision for doubtful accounts	90	43
Impairment of lasers placed-in-service	24	30
Stock-based compensation	1,633	1,195
Deferred taxes	254	(111)
Amortization of deferred financing costs and debt discount	-	174
Changes in operating assets and liabilities:
Accounts receivable	1,352	(1,036)
Inventories	(417)	(233)
Prepaid expenses and other assets	247	104
Accounts payable	884	116
Other accrued liabilities	(444)	634
Other liabilities	(144)	(210)
Operating lease liabilities	(312)	(241)
Deferred revenues	(570)	733
Net cash provided by operating activities	2,096	2,229

Cash Flows From Investing Activities:
Lasers placed-in-service	(2,133)	(2,676)
Purchases of property and equipment	(26)	(115)
Net cash used in investing activities	(2,159)	(2,791)

The accompanying notes are an integral part of these consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(In thousands)

	For the Year Ended December 31,
Cash Flows From Financing Activities:	2020	2019
Proceeds from exercise of stock options	$18	$-
Repayments of long-term debt	-	(7,571)
Proceeds on notes payable	2,528	7,275
Net cash provided by (used in) financing activities	2,546	(296)

Net increase (decrease) in cash and cash equivalents and restricted cash	2,483	(858)
Cash and cash equivalents and restricted cash, beginning of period	15,629	16,487
Cash and cash equivalents and restricted cash, end of period	$18,112	$15,629
Cash and cash equivalents	$10,604	$8,129
Restricted cash	7,508	7,500
	$18,112	$15,629
Supplemental information:
Cash paid for interest	$211	$766
Cash paid for income taxes	$-	$-
Lease liabilities from obtaining right of use assets	-	1,632

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system first received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of December 31, 2020, there were 832 XTRAC systems placed in dermatologists' offices in the United States and 28 systems internationally under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded, domestically, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In July 2019, the Company signed a direct distribution agreement with its Korean distributor for a combination of direct capital sales and recurring revenues for the country of South Korea.

In September 2020, the Company signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the Country of Japan.

The Company has now introduced its Home by XTRAC™ business leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments.

In February 2021, the Company signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers including their potential for permanent closure. While many offices have reopened, the on-going impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on business operations and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and the Company depends upon its supply chain to provide a steady source of components to manufacture and repair our devices.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

To mitigate the impact of COVID-19 the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. To conserve its cash in order to mitigate the on-going impact of the COVID-19 pandemic, in the second quarter, the Company furloughed employees who returned to work after the Company received proceeds from the PPP Loan. The Company also reduced discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $678 as of December 31, 2020. See Note 2, Liquidity for discussion on Company liquidity.

Basis of Presentation:

Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation. In 2020 and 2019, there are no operations in the subsidiary in India.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. For the lasers placed-in service- under these arrangements, the terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean, Japanese and, in 2021, Chinese distributors, the Company generally sells access codes for a fixed amount on a monthly basis to end user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

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

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of December 31, 2020, and 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $115 and $324, respectively, and the Company expects to recognize $108 and $209, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations. The

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2020, and 2019, the $108 and $209 of short-term contract liabilities, respectively, is presented as deferred revenues and the $7 and $115 of long-term contract liabilities, respectively, is presented within Other Liabilities on the Consolidated Balance Sheet, respectively. For the year ended December 31, 2020, and 2019, the Company recognized $209 and $155, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2019, and 2018.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the years ended December 31, 2020, and 2019, the Company recorded such reimbursements in the amounts of $485 and $779, respectively.

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consisted of cash and money market accounts at December 31, 2020, and 2019. The Company invests its cash in highly liquid short-term investments and credit card transactions with settlement terms of less than five days. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Proceeds due from credit card transactions were $10 and $21 as of December 31, 2020, and 2019, respectively. In connection with the Company’s note payable, the Company pledged the proceeds of a time-deposit account in the amount of the loan and interest and recorded the cash security as restricted cash.

Accounts Receivable, net
The majority of the Company’s accounts receivable are due from physicians, distributors (international) and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not recognize interest accruing on accounts receivable past due. The allowance for doubtful accounts was $274 and $184 at December 31, 2020, and 2019, respectively.

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

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends. As of December 31, 2020, and 2019, reserves on inventory were $225 at each date, respectively.

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

Accounting for the Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Under Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” Step 2 from the goodwill impairment test has been eliminated and goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value. As the Company has not identified a goodwill impairment loss, currently this guidance does not have an impact on the Company’s financial statements but could have an effect in the event of a goodwill impairment. The Company bypassed the qualitative assessment and did a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount. No goodwill impairment was identified in the years ended December 31, 2020, and 2019.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, right-of-use assets and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The fair value of derivative warrant liability was estimated using option pricing models that was based on the fair value of the Company’s common stock as well as assumptions for volatility, remaining expected life, and the risk-free interest rate. The derivative warrant liability was the only recurring Level 3 fair value measure which expired in 2019. The carrying value of all other short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. At December 31, 2019, the Company repaid its long-term debt and now has a short-term note payable that was renewed through December 30, 2021. The carrying value of this note and the Company's long tem debt are estimated to approximate fair value.

The Company’s warrant liabilities were recorded at their fair value using binomial and Black-Scholes methods and continued- to be recorded at their respective fair value at each subsequent balance sheet date until such terms expired in February and April, 2019. (See Note 12, Warrants, for additional discussion).

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities and Other liabilities on the consolidated balance sheets. The activity in the warranty accrual during the years ended December 31, 2020, and 2019, is summarized as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

	December 31,
	2020	2019

Accrual at beginning of year	$232	$238
Additions charged to warranty expense	67	222
Expiring warranties/claims satisfied	(186)	(228)
Total	113	232
Less: current portion	(87)	(170)
Total long-term accrued warranty costs	$26	$62

Product Development Costs
Costs of research, new product development and product redesign are charged to expenses as incurred in engineering and product development in the accompanying consolidated statements of operations. The Company incurred $1,274 and $1,002 in engineering and product development costs for the years ended December 31, 2020, and 2019, respectively.

Advertising Costs
Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $697 and $1,936 for the years ended December 31, 2020, and 2019, respectively.

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

The following table presents the calculation of basic and diluted loss per share by each class of security for the years ended December 31, 2020, and 2019:
	Year ended		Year ended
	December 31, 2020		December 31, 2019
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(4,394)	$(18)	$(3,597)	$(193)

Weighted average number of shares outstanding during the period	33,609,922	368	31,978,665	4,577

Basic and Diluted loss per share	$(0.13)	$(48.59)	$(0.11)	$(42.24)

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

For the years ended December 31, 2020, and 2019, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive. All Series C Convertible Preferred Stock was converted to common stock during the year ended December 31, 2020.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The following common stock equivalents outstanding during the years ended December 31, 2020, and 2019, have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
Common stock purchase warrants	434,791	1,517,528
Restricted stock units	131,247	128,417
Common stock options	4,957,288	4,235,451
Total	5,523,326	5,881,396

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the stock award on a straight-line basis. Forfeitures are recognized when they occur. Performance-based awards are recognized only when it is probable that the vesting conditions will be met. There were no performance awards granted in 2020 or 2019.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of the reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The adoption of ASU No. 2018-13 did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The adoption of ASU No. 2017-04 on January 1, 2020, did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Statements. This pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance in March 2020, and will apply through December 31, 2022. We continue to evaluate the temporary expedients and options available under this guidance, and the effects of these pronouncements and as the Company does not have any hedging activities does not believe this will have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas. ”The guidance is effective beginning after December 15, 2021 and early adoption is permitted.   The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s consolidated financial statements, but could in the future.

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

Note 2
Liquidity

The Company has been negatively impacted by the COVID-19 pandemic, and has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and a change in management, and prior to COVID, the Company had improved revenues, gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate and received cash proceeds from the Paycheck Protection Program loan (the “PPP loan”) and the EIDL loan (defined in Note 9 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these consolidated financial statements. However, the negative impact of the COVID-19 outbreak on the financial markets could interfere with our ability to access financing and to access it on favorable terms, if at all.

Note 3
Revenue:

The following table presents the Company’s revenue disaggregated by geographical region for the years ended December 31, 2020, and 2019. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from the Company’s distributor for physicians based in Korea and dermatology procedures equipment revenue is derived from sales to the Company’s international master distributors for physicians based in primarily Asia.

	Year Ended December 31, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$16,848	$956	$17,804
Foreign	561	4,725	5,286
Total	$17,409	$5,681	$23,090

	Year Ended December 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$23,645	$1,243	$24,888
Foreign	68	6,630	6,698
Total	$23,713	$7,837	$31,586

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of December 31,

2021	$948
2022	954
2023	867
2024	440
2025	35
Total	$3,244

Note 4
Inventories:

	December 31, 2020	December 31, 2019

Raw materials and work in process	$2,949	$2,651
Finished goods	495	376
	$3,444	$3,027

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is included in with raw materials.

Note 5
Property and Equipment, net:

	December 31, 2020	December 31, 2019

Lasers placed-in-service	$22,942	$20,925
Equipment, computer hardware and software	146	146
Furniture and fixtures	243	234
Leasehold improvements	43	26
	23,374	21,331
Accumulated depreciation and amortization	(17,845)	(15,962)
Property and equipment, net	$5,529	$5,369

Depreciation and related amortization expense was $1,975 and $2,693 for the years ended December 31, 2020, and 2019, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of:

	December 31,
	2020			2019
	Balance	Accumulated Amortization	Intangible assets, net	Intangible assets, net

Core technology	$5,700	$(3,135)	$2,565	$3,135
Product technology	2,000	(2,000)	-	200
Customer relationships	6,900	(3,795)	3,105	3,795
Tradenames	1,500	(825)	675	825
	$16,100	$(9,755)	$6,345	$7,955

Related amortization expense was $1,610 and $1,810 for the years ended December 31, 2020, and 2019, respectively. Total accumulated amortization at December 31, 2019 was $8,145. Intangible assets consist of core technology, product technology, customer relationships, trademark and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to ten years.

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

2021	$1,410
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$6,345

Note 7
Goodwill:

Goodwill reflects the amount of the acquisition price in excess of the fair values assigned to identifiable tangible and intangible assets and assumed liabilities. Goodwill is not amortized, but is reviewed annually for impairment. Goodwill was recorded on the acquisition of the XTRAC and VTRAC businesses on June 22, 2015, as the purchase price exceeded the fair value of the identifiable net assets of the business. The balance of goodwill at December 31, 2020, and 2019 consisted of the following:

Dermatology Recurring Procedures segment	$7,958
Dermatology Procedures Equipment segment	845
Total	$8,803

The Company has incurred no impairment of goodwill as of December 31, 2020 and 2019.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 8
Other Accrued Liabilities:

	December 31, 2020	December 31, 2019

Accrued warranty, current, see Note 1	$87	$170
Accrued compensation, including commissions and vacation	891	1,193
Accrued state sales use and other taxes	3,105	3,193
Accrued professional fees and other accrued liabilities	607	578
Total other accrued liabilities	$4,690	$5,134

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability. All of the Company’s tax positions are subject to audit. One state has assessed the Company, in two assessments, an aggregate amount of $1,484 for the period from March 2014 through February 2020 including penalties and interest. The Company has declined an informal offer to settle at a substantially lower amount and the Company appealed in that jurisdiction’s administrative process of appeal.

In January 2021, the Company received notification that the administrative judge from the respective state had issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The jurisdiction has 30 days plus extensions to file an appeal and on March 25th the Company received an advisory from the jurisdiction that it would file an appeal.

A second jurisdiction has made an assessment of $720 from June 2015 through March 2018 plus interest of $171 through April 2020. The Company is also in that jurisdiction’s administrative process of appeal and the timing of the process has been impacted by the COVID-19 pandemic. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties for failure to pay such taxes.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 9
Note Payable

On December 30, 2019, the Company closed on a $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”), which was renewed effective December 30, 2020 at an interest rate of 1.40% and a rate of 0.40% on the time deposit. For the year ended December 31, 2019 the Note had an interest rate of 2.79% and a rate of 1.79% on the time deposit. The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and interest as restricted cash on the balance sheet. The principal is due on December 30, 2021 with no penalties for prepayments. In 2019, the Company fully repaid (including payment of termination and exit fees) its then existing long-term debt credit facility with Midcap Financial Trust (“MidCap”). The transaction was accounted for as a debt extinguishment. See Note 10 Long-term Debt for further discussion on the extinguishment.

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

On May 29, 2018, the Company entered into a Fourth Amendment to Credit Agreement (the “Amendment”), pursuant to which the Company repaid $3,000 in principal of then existing $10,571 credit facility. The terms of the credit facility were amended to impose less restrictive covenants and lower prepayment fees for the Company and extended the maturity date to May 2022. The Amendment modified the principal payments including a period of 18 months where there were no principal payments due. Principal payments beginning December 2019 were $252 plus interest per month. The interest rate on the credit facility was one-month LIBOR plus 7.25%. On April 30, July 15, August 26, and October 15, 2019 the Company received waivers from MidCap, as administrative agent for the lenders who were party to the Credit Agreement, wherein the lenders waived the Company’s compliance with the obligation to deliver audited financial statements within 120 days of year-end, pursuant to the Credit Agreement. The waivers were effective through November 7, 2019. The Company delivered the audited financial statements on or about October 29, 2019 to cure the event of default.

These amendments had been accounted for as debt modifications, as the present value of the cash flows changed by less than 10%.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

All borrowings under the Credit Agreement were fully repaid in connection with the proceeds from a Fixed Rate-Promissory Note on December 30, 2019. The Company accounted for the repayment as an extinguishment of debt and recorded a loss of $414 in the consolidated statements operations for the year ended December 31, 2019.

Paycheck Protection Program Loan
On April 22, 2020, the Company closed a loan of $2,028 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but is deferred until the SBA approves of the forgiveness amount. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities at either; the Company’s election, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines or if salaries and wages for employees with salaries of $100 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. In December 2020, the Company has submitted for forgiveness to the SBA, and subject to the SBA’s approval, of 100% of the loan proceeds. The balance of the loan at December 31, 2020 was $2,028.

Economic Injury Disaster Loan
On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at December 31, 2020 was $500.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The following summarizes the Company’s long term debt:

Term notes	$2,528
Less: current portion	(1,478)
Total long-term debt	$1,050

The following table summarizes the future payments that the Company is obligated to make for long-term debt for the future period as to the stated terms of the loans:

2021	$1,478
2022	568
2023	10
2024	10
2025	10
Thereafter	452
Total	$2,528

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

Operating lease costs were $448 for each of the years ended December 31, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $436 and $371 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 3.1 and 4.1 years, respectively. The following table summarizes the Company’s operating lease maturities as of December 31, 2020:

For the year ending December 31,
2021	$456
2022	371
2023	242
2024	186
Total remaining lease payments	1,255
Less: imputed interest	(176)
Total lease liabilities	$1,079

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Contingent Shares
In the event of certain contingencies, the investors in the an equity financing in May 2018 may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the Stock Purchase Agreements. There are additional contingencies included in the SPAs that the Company has determined are not probable or estimable and/or contractually obligated in order to issue shares at this time.

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

Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C Convertible Preferred Stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C Convertible Preferred Stock shares do not have voting rights. The Series C Convertible Preferred Stock have the same level of subordination as common stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69 for a total of approximately 15,049,000 shares of common stock. There were 0 and 2,103 shares of Series C Convertible Preferred Stock issued and outstanding on December 31, 2020, and 2019, respectively. For the years ended December 31, 2020, and 2019, investors converted shares of Series C Preferred Stock into 782,089 and 2,923,791 shares of common stock, respectively.

Common Stock and Warrants
The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 33,801,045 and 32,932,273 shares of common stock issued and outstanding at December 31, 2020, and 2019, respectively.

At December 31, 2020, the Company had 19,812 outstanding common stock warrants with an exercise price of $5.30. These warrants expired on January 29, 2021.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 14
Stock-based compensation:

Stock Options
On October 27, 2016, the Company’s stockholders approved the Company’s adoption of the new 2016 Omnibus Incentive Stock Plan (“2016 Plan”) having 2,058,880 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. On May 29, 2018, the Company’s stockholders approved the Company’s amendment to the 2016 Plan to increase the number of the Company’s common stock available for grants under the plan by 3,134,365. As of December 31, 2020, the aggregate number of shares of common stock remaining available for issuance for awards under the 2016 Plan totaled 41,774.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2020, and 2019 follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,342,765	$2.02
Granted	875,000	2.46
Exercised	(86,250)	1.74
Expired/forfeited	(223,477)	6.43
Outstanding at December 31, 2019	4,908,038	1.90
Granted	400,000	1.46
Exercised	(15,000)	1.29
Expired/forfeited	(150)	170.00
Outstanding at December 31, 2020	5,292,888	$1.87
Exercisable at December 31, 2020	3,442,501	$1.87
Options expected to vest at December 31, 2020	1,850,387	$1.86

The outstanding options at December 31, 2020, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$1.11 - $2.00	4,185,877	7.59	$1.47	2,918,323	$1.43
$2.01 - $5.00	941,000	8.67	2.52	358,267	2.61
$5.01 - $181.00	166,011	4.54	8.07	165,911	8.03
Total	5,292,888	7.69	$1.87	3,442,501	$1.87

The weighted average remaining contractual life of exercisable options was 7.30 years and 8.03 years at December 31, 2020, and 2019, respectively.

The share price as of December 31, 2020, was $1.50 and the aggregate intrinsic value for options outstanding and exercisable was $611 and $546, respectively. The intrinsic value of the options that were exercised was $3 during the year ended December 31, 2020. The share price for December 31, 2019, was $2.08 and the intrinsic value for options outstanding and exercisable was $2,300 and $1,156, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Stock awards under the Company’s stock option plans have been granted with exercise prices that are no less than the market value of the stock on the date of the grant. Options granted under the plans are generally time-based or performance-based options and vesting varies accordingly (see below for specific vesting conditions). There were no performance-based options granted in 2020 or 2019. Options under the plans expire up to a maximum of ten years from the date of grant. The fair value of each option award granted during the period is estimated on the date of grant using the Black-Scholes option valuation model and assumptions as noted in the following table:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	.53%	1.66%
Volatility	94%	71%
Expected dividend yield	0%	0%
Expected life	6.0 years	6.0 years

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

For the year ended December 31, 2019, 86,250 of options were exercised in a cashless exercise at a weighted average exercise price of $1.74 which resulted in the issuance of 36,410 of shares of common stock. For the year ended December 31, 2020, 15,000 of options were exercised at a weighted average exercise price of $1.29.

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

On November 13, 2020, the Company granted options to purchase 150,000 shares of common stock to its Chief Financial Officer and 250,000 in additional grants to management at a strike price of $1.46. The options vest over three years and expire ten years from the date of grant. The aggregate fair value of the options granted was $443.

The following table summarizes the Company’s unvested stock option activity:

	Options	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2019	3,394,468	$0.82
Granted	875,000	1.56
Vested	(1,265,956)	0.78
Forfeited/expired	-	-
Unvested balance as of December 31, 2019	3,003,512	$1.05
Granted	400,000	1.11
Vested	(1,553,125)	0.96
Forfeited/expired	-	-
Unvested balance at December 31, 2020	1,850,387	$1.15

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Restricted Stock Units
In connection with the closing of an equity financing in May 2018, there were changes to the board of directors and the Company issued initial grants to new members as well as grants to all members as compensation. In total, the Company granted 140,097 restricted stock units to the board members at a fair value of $2.07. The restricted stock units vest quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $290. Restricted stock units issued to the Chairman were cancelled in January 2019.

On November 21, 2019, the Company granted 77,237 restricted stock units to certain board members at a fair value of $2.46. The restricted stock units vest quarterly over twelve months. The aggregate fair value of the restricted stock units granted was $190.

Stock-based compensation expense, which is included in general and administrative expense, for the years ended December 31, 2020, and 2019, was $1,633 and $1,195, respectively. As of December 31, 2020, there was $1,715 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.05 years.

Restricted stock unit unvested are summarized in the following table:
	Number of restricted stock units	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	70,049	$2.07
Granted	77,237	2.46
Vested/settled	(60,387)	2.07
Forfeited/expired	(9,662)	2.07
Unvested balance at December 31, 2019	77,237	$2.46
Granted	-	-
Vested/settled	(68,091)	2.46
Forfeited/expired	(9,146)	2.46
Unvested balance at December 31, 2020	-	$-

At December 31, 2020 and 2019, restricted stock units vested but not issued were 88,194 and 91,787, respectively.

Note 15
Income Taxes:

	Years Ended December 31,
	2020	2019
Current:
Federal	$-	$(58)
State	21	20
	21	(38)
Deferred:
Federal	129	(86)
State	125	(25)
	254	(111)
Income tax expense (benefit)	$275	$(149)

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

The CARES ACT, among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for the years ending before the date of enactment. The Company analyzed the impact of the CARES ACT and does not foresee a significant impact on its consolidated financial position, results of operations, effective tax rate and cash flows.

The difference between the actual income tax expense (benefit) and that computed by applying the U.S. federal income tax rate to pretax loss from continuing operations is summarized below:

	For the Years Ended December 31,
	2020	2019

Computed expected tax expense (benefit)	$(869)	$(827)
State tax (benefit)expense, net of federal effect	(272)	(106)
Other	221	377
Net increase (decrease) in valuation allowance	1,195	407
Provision for income taxes	$275	$(149)

The computed expected tax benefit was calculated using the U.S. federal income tax rates of 21% for the years ended December 31, 2020, and 2019, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020, and 2019 are as follows:

	December 31,
	2020	2019

Deferred tax assets/(liabilities):
Net operating loss carryforward	$45,819	$43,433
Intangible assets	1,450	2,046
Inventory	51	51
Reserves & accrued expenses	896	992
Property & equipment	(178)	389
Non-cash compensation	808	850
Goodwill	(815)	(667)
Right of use asset	(249)	(331)
Lease liability	272	350
Total net deferred tax assets	48,054	47,113
Less: valuation allowance	(48,308)	(47,113)
Net deferred tax assets/(liabilities)	$(254)	$-

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the Company’s historical net losses, management does not believe that it is more-likely-than not that the Company will realize the benefits of these deferred tax assets and, accordingly, nearly a full valuation allowance has been recorded against the deferred tax assets as of December 31, 2020 and 2019. The Company’s valuation allowance against its deferred tax assets increased by $1,195 for the year ended December 31, 2020 and increased by $407 for the year ended December 31, 2019.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

At December 31, 2020, and 2019, the Company has federal net operating loss carryforwards of approximately $200,976 to offset future taxable income. Net operating loss carryforwards prior to 2019 begin to expire in 2021 through 2036. The Company has experienced certain ownership changes which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, result in annual limitations on the Company’s ability to utilize its net operating losses in the future. The February 2014, July 2014, June 2015 and May 2018 equity raises by the Company will limit the annual use of these net operating loss carryforwards. Although the Company has not performed a Section 382 study, any limitation of its pre-change net operating loss carryforwards that would result in a reduction of its deferred tax asset would also have an equal and offsetting adjustment to the valuation allowance.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Year Ended December 31, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$17,409	$5,681	$23,090
Costs of revenues	5,832	3,124	8,956
Gross profit	11,577	2,557	14,134
Gross profit %	66.5%	45.0%	61.2%

Allocated operating expenses:
Engineering and product development	1,101	173	1,274
Selling and marketing expenses	8,437	601	9,038
Unallocated operating expenses	-	-	7,898
	9,538	774	18,210
Income (loss) from operations	2,039	1,783	(4,076)
Interest expense, net	-	-	(61)
Income (loss) before income taxes	$2,039	$1,783	$(4,137)

Year Ended December 31, 2019
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$23,713	$7,873	$31,586
Costs of revenues	7,033	4,283	11,316
Gross profit	16,680	3,590	20,270
Gross profit %	70.3%	45.6%	64.2%

Allocated operating expenses:
Engineering and product development	845	157	1,002
Selling and marketing expenses	11,191	812	12,003
Unallocated operating expenses	-	-	10,275
	12,036	969	23,280
Income (loss) from operations	4,644	2,621	(3,010)
Interest expense, net	-	-	(515)
Loss on extinguishment of debt	-	-	(414)
Income (loss) before income taxes	$4,644	$2,621	$(3,939)

As of December 31, 2020, and 2019, total assets by reportable segment were as follows:

	December 31,
Assets:	2020	2019
Dermatology Recurring Procedures	$25,112	$27,620
Dermatology Procedures Equipment	3,052	3,382
Other unallocated assets	18,614	16,341
Consolidated total	$46,778	$47,343

Substantially all long-lived assets were located in domestic markets for both of the years ended December 31, 2020, and 2019.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

Note 17
Related Parties:

In connection with the certain litigation, the Company has agreed to indemnify Uri Geiger and Accelmed Growth Partners, L.P. for their out of pocket costs. As of December 31, 2019, the Company has reimbursed Accelmed Growth Partners, L.P. approximately $25.

Note 18
Significant Customer Concentration:

For the year ended December 31, 2020, revenue from sales to GlobalMed, the Company’s international master distributor, were $2,679, or 11.6%, of total revenues. At December 31, 2020, the accounts receivable from GlobalMed was less than 10% of total accounts receivable. For the year ended December 31, 2019, revenues from sales to the Company’s international master distributor were $6,133, or 19.4% of total revenues for such year. At December 31, 2019, the accounts receivable balance from GlobalMed was $661, or 15.1%, of total net accounts receivable. No other customer accounted for more than 10% of the Company’s revenues or accounts receivable.

Note 19
Employee 401(k) Savings Plan:

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on percentage of the employee’s contribution. For the years ended December 31, 2020, and 2019, the Company’s contributions to the plan were $240 and $248, respectively. On January 1, 2019, the Company elected a safe harbor match to the 401(k) defined contribution plan.

Note 20
Subsequent Events:

On January 29, 2021, 19,812 outstanding common stock warrants expired.

On February 24, 2021, the Company and Dr. Dolev Rafaeli entered into an employment separation agreement and release (the “Separation Agreement”), pursuant to which, among other things, Dr. Rafaeli resigned as the Company’s Chief Executive Officer and President and as a member of the Company’s board of directors on February 28, 2021. In connection with Dr. Rafaeli’s separation, upon the expiration of the revocation of a general release delivered by Dr. Rafaeli to the Company, the Company will (i) pay Dr. Rafaeli (a) his base salary, less applicable legal deductions, through May 29, 2021 consistent with normal payroll procedures, (b) a lump sum amount equal to 12 weeks of pay as a payout of his accrued but unused vacation days, (c) reimbursements of his monthly COBRA premium payments for up to 18 months following February 28, 2021, and (d) an amount up to $10,000 to reimburse Dr. Rafaeli for reasonable attorneys’ fees in connection with the negotiation of the Separation Agreement, and (ii) vest all outstanding options held by Dr. Rafaeli (to the extent not then vested) and have them remain exercisable until August 22, 2021. Subject to the foregoing restrictions and the Company’s insider trading policies, Dr. Rafaeli will be permitted to exercise the options as permitted under the Company’s equity incentive plan, including cashless exercises, until August 22, 2021. Certain provisions contained in the employment agreement, dated as of March 30, 2018 (the “Rafaeli Employment Agreement”), between the Company and Dr. Rafaeli survive and continue to apply under the Separation Agreement, including, but not limited to, covenants related to confidentiality, assignment of developments, and covenant not to compete. The Company and Dr. Rafaeli also agreed to mutual non-disparagement and communication restriction provisions and granted customary general releases to each other. Until May 29, 2021, Dr. Rafaeli agreed to cooperate in good faith with the Company in transitioning his duties to one or more persons as determined by the Company’s board of directors.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)

On February 28, 2021, in connection with the separation of the Company’s Chief Executive Officer, the Company accelerated the vesting of options to purchase 800,886 shares of common stock.

On March 1, 2021, the Company granted an options to purchase 1,632,590 shares of common stock to its incoming Chief Executive Officer with a strike price of $1.73 vesting over a three year period, with 544,198 options vesting on the first anniversary of the date of the grant and 136,049 vesting every three months thereafter, subject to acceleration of vesting under certain circumstances.