Form 10-Q
period 2021-03-31
STRATA Skin Sciences, Inc.
filed 2021-05-13
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer's common stock as of May 7, 2021 was 33,889,239 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,043	$10,604
Restricted cash	7,482	7,508
Accounts receivable, net of allowance for doubtful accounts of $220 and $274, respectively	2,853	2,944
Inventories	3,312	3,444
Prepaid expenses and other current assets	413	331
Total current assets	24,103	24,831

Property and equipment, net	5,788	5,529
Operating lease right-of-use assets, net	902	988
Intangible assets, net	5,993	6,345
Goodwill	8,803	8,803
Other assets	265	282
Total assets	$45,854	$46,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Current portion of long-term debt	1,811	1,478
Accounts payable	3,151	2,764
Other accrued liabilities	5,286	4,690
Current portion of operating lease liabilities	375	369
Deferred revenues	2,208	2,262
Total current liabilities	20,106	18,838

Long-term liabilities:
Long-term debt, net	717	1,050
Deferred tax liability	258	254
Long-term operating lease liabilities, net	613	710
Other liabilities	24	34
Total liabilities	21,718	20,886

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $.10 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and, December 31, 2020	-	-
Common Stock, $.001 par value, 150,000,000 shares authorized; 33,817,305 and 33,801,045 shares issued and outstanding at March 31, 2021 and, December 31, 2020, respectively	34	34
Additional paid-in capital	245,493	244,831
Accumulated deficit	(221,391)	(218,973)
Total stockholders' equity	24,136	25,892
Total liabilities and stockholders’ equity	$45,854	$46,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues, net	$5,827	$6,730

Cost of revenues	2,114	2,331

Gross profit	3,713	4,399

Operating expenses:
Engineering and product development	384	292
Selling and marketing	2,932	2,953
General and administrative	2,789	2,102
	6,105	5,347

Loss from operations	(2,392)	(948)

Other (expense) income, net:
Interest (expense) income, net	(22)	1
	(22)	1

Loss before income taxes	(2,414)	(947)
Income tax expense	(4)	(88)
Net loss	$(2,418)	$(1,035)

Loss attributable to common shares	$(2,418)	$(1,018)
Loss attributable to Preferred Series C shares	$-	$(17)
Loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)
Shares used in computing loss per common share:
Basic	33,802,129	33,164,321
Diluted	33,802,129	33,164,321
Loss per Preferred Series C share - basic and diluted	$-	$(11.42)
Shares used in computing loss per basic and diluted Preferred Series C Shares	-	1,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	430	-	430
Conversion of convertible preferred stock into common stock	(2,103)	(1)	782,089	1			-
Net loss	-	-	-	-	-	(1,035)	(1,035)

BALANCE, March 31, 2020	-	$-	33,714,362	$34	$243,610	$(215,596)	$28,048

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2021	-	$-	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	-	-	662	-	662
Issuance of restricted stock	-	-	16,260	-	-	-	-
Net loss	-	-	-	-	-	(2,418)	(2,418)

BALANCE, March 31, 2021	-	$-	33,817,305	$34	$245,493	$(221,391)	$24,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,418)	$(1,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	833	1,038
Amortization of right-of-use asset	86	79
Provision for doubtful accounts	(54)	2
Stock-based compensation	662	430
Deferred taxes	4	88
Changes in operating assets and liabilities:
Accounts receivable	145	1,176
Inventories	132	(444)
Prepaid expenses and other assets	(65)	43
Accounts payable	387	222
Other accrued liabilities	596	16
Other liabilities	(10)	(59)
Operating lease liabilities	(91)	(60)
Deferred revenues	(54)	(898)
Net cash provided by operating activities	153	598

Cash Flows From Investing Activities:
Lasers placed-in-service	(654)	(596)
Purchases of property and equipment	(86)	-
Net cash used in investing activities	(740)	(596)

Net (decrease) increase in cash and cash equivalents and restricted cash	(587)	2
Cash, cash equivalents and restricted cash, beginning of period	18,112	15,629

Cash, cash equivalents and restricted cash, end of period	$17,525	$15,631

Cash and cash equivalents	$10,043	$8,150
Restricted cash	7,482	7,481
	$17,525	$15,631
Supplemental information of cash and non-cash transactions:
Cash paid for interest	$30	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 1
The Company:

Background
STRATA Skin Sciences (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2021, there were 837 XTRAC systems placed in dermatologists' offices in the United States and 34 systems internationally under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer which includes system maintenance, and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In September 2020, the Company signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

In February 2021, the Company signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

The Company has now introduced its Home by XTRAC™ business leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments. The Company is evaluating this business in an ongoing beta test.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers including their potential for permanent closure. While many offices have reopened, the ongoing impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak, continued restrictions on business operations and transport, any governmental and societal responses thereto including legislative or regulatory changes as well as the distribution and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and the Company depends upon its supply chain to provide a steady source of components to manufacture and repair our devices. To mitigate the impact of COVID-19, the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring masks and on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

to restart the Company’s partners’ businesses. To conserve its cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020, the Company furloughed employees who returned to work after the Company received proceeds from the PPP Loan. The Company also reduced discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $785 as of March 31, 2021. See Note 2, Liquidity for discussion on Company liquidity.

Basis of Presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share, per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2021, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

Additionally, the full impact of the ongoing COVID-19 outbreak is unknown and cannot be reasonably estimated. However, management has made appropriate accounting estimates on certain accounting matters, which include the allowance for doubtful accounts, inventory valuation, carrying value of the goodwill and other long-lived assets, based on the facts and circumstances available as of the reporting date. The Company’s future assessment of the magnitude and duration of the ongoing COVID-19 outbreak, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of March 31, 2021 and December 31, 2020, the carrying value of the note payable and the Company’s long term debt are estimated to approximate fair value.

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

No shares of the Company’s Series C Convertible Preferred Stock was outstanding as of March 31, 2021. These shares were subordinate to all other securities at the same subordination level as common stock and they participated in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares met the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The following table presents the calculation of basic and diluted loss per share by each class of security for the three months ended March 31, 2021, and 2020:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(2,418)	$-	$(1,018)	$(17)

Weighted average number of shares outstanding during the period	33,802,129	-	33,164,321	1,480

Basic and Diluted loss per share	$(0.07)	$-	$(0.03)	$(11.42)

The Company considers its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings per share. For the three months ended March 31, 2021, and 2020, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities are anti-dilutive.

The following table sets forth the weighted average of potential common stock equivalents outstanding during the three months ended March 31, 2021, and 2020 that have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Common stock purchase warrants	6,384	749,901
Restricted stock units	87,109	169,023
Common stock options	5,837,085	4,908,038
Total	5,930,578	5,826,962

Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 on January 1, 2021, did not have a material effect on the Company’s condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Statements. This pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance in March 2020, and will apply through December 31, 2022. We continue to evaluate the temporary expedients and options available under this guidance, and the effects of these pronouncements and as the Company does not have any hedging activities does not believe this will have a material effect on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas.” The guidance is effective beginning after December 15, 2021 and early adoption is permitted.  The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but could in the future.

Note 2
Liquidity

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and pre-COVID, the Company has improved revenues, gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate and received cash proceeds from the PPP loan and the EIDL loan (each as defined in Note 9 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

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

For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. For the lasers placed-in service- under these arrangements, the terms of the domestic

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean, Japanese and, in 2021, Chinese distributors, the Company generally sells access codes for a fixed amount on a monthly basis to end-user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

In the Dermatology Procedures Equipment segment, the Company sells its products internationally through distributors and domestically, directly to a physician. For the product sales, the Company recognizes revenues when control of the promised products is transferred to either the Company's distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $81, and the Company expects to recognize $79 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations.

The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2021, the $79 of short-term contract liabilities is presented as deferred revenues and the $2 of long-term contract liabilities is presented within Other Liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2021, and 2020, the Company recognized $34 and $57, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2020, and 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three months ended March 31, 2021, and 2020, the Company recorded such reimbursements in the amounts of $157 and $168, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2021 and, 2020, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from dermatology procedures equipment sales to the Company’s international master distributor for physicians based primarily in Asia and recurring revenue primarily from our distributor in Korea.

	Three Months Ended March 31, 2021
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$4,426	$258	$4,684
Foreign	253	890	1,143
Total	$4,679	$1,148	$5,827

	Three Months Ended March 31, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,597	$315	$5,912
Foreign	104	714	818
Total	$5,701	$1,029	$6,730

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of March 31,

Remaining 2021	$984
2022	1,317
2023	1,226
2024	776
2025	123
Thereafter	-
Total	$4,426

Note 4
Inventories:

Inventories consist of:

	March 31, 2021	December 31, 2020
Raw materials and work-in-process	$2,751	$2,949
Finished goods	561	495
Total inventories	$3,312	$3,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 5
Property and Equipment, net:

Property and equipment consist of:

	March 31, 2021	December 31, 2020
Lasers placed-in-service	$23,596	$22,942
Equipment, computer hardware and software	223	146
Furniture and fixtures	252	243
Leasehold improvements	43	43
	24,114	23,374
Accumulated depreciation and amortization	(18,326)	(17,845)
Property and equipment, net	$5,788	$5,529

Depreciation and related amortization expense was $481 and $586 for the three months ended March 31, 2021, and 2020, respectively.

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of March 31, 2021:

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(3,278)	$2,422
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(3,967)	2,933
Tradenames	1,500	(862)	638
	$16,100	$(10,107)	$5,993

Related amortization expense was $352 and $452 for the three months ended March 31, 2021, and 2020, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2021.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2021	$1,058
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$5,993

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 7
Other Accrued Liabilities:

Other accrued liabilities consist of:

	March 31, 2021	December 31, 2020

Accrued warranty, current	$63	$87
Accrued compensation, including commissions and vacation	1,491	891
Accrued state sales, use and other taxes	3,150	3,105
Accrued professional fees and other accrued liabilities	582	607
Total other accrued liabilities	$5,286	$4,690

Accrued State Sales and Use Tax
In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company uses estimates when accruing its sales and use tax liability. All of the Company’s tax positions are subject to audit. One state has assessed the Company, in two assessments, an aggregate amount of $1,484 for the period from March 2014 through February 2020, including penalties and interest. The Company has declined an informal offer to settle at a substantially lower amount, and the Company appealed in that jurisdiction’s administrative process of appeal.

In January 2021, the Company received notification that the administrative judge from the respective state had issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The jurisdiction has filed an appeal of the administrative law judge’s finding, but has not yet submitted a legal brief to support the appeal.

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

The Company records state sales tax collected and remitted for its customers on equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three months ended March 31, 2021 and, 2020, is summarized as follows:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

	Three Months Ended, March 31,
	2021	2020
Accrual at beginning of period	$113	$232
Additions charged to warranty expense	4	3
Expiring warranties/claimed satisfied	(32)	(54)
Total	85	181
Less: current portion	(63)	(143)
Total long-term accrued warranty costs	$22	$38

Note 8
Note Payable

On December 30, 2020, the Company renewed its $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal is due on December 30, 2021 with no penalties for prepayments. The interest rate is fixed at 1.40%. The secured time deposit has a fixed interest rate of 0.40%.

Note 9
Long-term Debt:

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

In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. In December 2020, the Company submitted an application for forgiveness to the lender, and subject to the SBA’s approval, of 100% of the loan proceeds. The balance of the PPP loan at March 31, 2021 was $2,028.

Economic Injury Disaster Loan
On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at March 31, 2021 was $500.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 10
Warrants:

At December 31, 2020, the Company had 19,812 outstanding common stock warrants at an exercise price of $5.30. These warrants expired on January 29, 2021. There are no outstanding common stock warrants at March 31, 2021.

Note 11
Stock-based Compensation:

As of March 31, 2021, the Company had options to purchase 6,925,478 shares of common stock outstanding with a weighted-average exercise price of $1.83. As of March 31, 2021, options to purchase 4,243,387 shares are vested and exercisable. There are 41,774 shares remaining available for issuance in the form of future equity awards as of March 31, 2021. There were 71,934 restricted stock units vested and unissued as of March 31, 2021, which were all issued in April and May 2021.

Stock-based compensation expense, which is included in general and administrative expense, for the three months ended March 31, 2021 and 2020, was $662 and $430, respectively. As of March 31, 2021, there was $2,999 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.38 years.

On February 28, 2021, in connection with the separation of the Company’s Chief Executive Officer, the Company accelerated the vesting of all unvested options to purchase shares of common stock and extended the period to exercise to August 22, 2021. This acceleration and the extension of the period to vest met the modification criteria for accounting purposes. For these modifications, the Company calculated and recorded the additional compensation expense of $173.

On March 1, 2021, the Company granted an option to purchase 1,632,590 shares of common stock to its incoming Chief Executive Officer with a strike price of $1.73 vesting over a three year period, with 544,198 options vesting on the first anniversary of the date of the grant and 136,049 vesting every three months thereafter subject to acceleration of vesting under certain circumstances and expire ten years form the date of the grant. The aggregate fair value of the options granted was $2,103.

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

Income tax expense of $4 and of $88 for the three months ended March 31, 2021 and, 2020, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$4,679	$1,148	$5,827
Costs of revenues	1,501	613	2,114
Gross profit	3,178	535	3,713
Gross profit %	67.9%	46.6%	63.7%

Allocated operating expenses:
Engineering and product development	361	23	384
Selling and marketing	2,802	130	2,932

Unallocated operating expenses	-	-	2,789
	3,163	153	6,105
Income (loss) from operations	15	382	(2,392)

Interest expense, net	-	-	(22)

Income (loss) before income taxes	$15	$382	$(2,414)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

Three Months Ended March 31, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,701	$1,029	$6,730
Costs of revenues	1,802	529	2,331
Gross profit	3,899	500	4,399
Gross profit %	68.4%	48.6%	65.4%

Allocated operating expenses:
Engineering and product development	274	18	292
Selling and marketing	2,797	156	2,953

Unallocated operating expenses	-	-	2,102
	3,071	174	5,347
Income (loss) from operations	828	326	(948)

Interest expense, net	-	-	1

Income (loss) before income taxes	$828	$326	$(947)

Note 14
Significant Customer Concentration:

For the three months ended March 31, 2021, revenues from sales to one of the Company’s distributors were $683, or 11.7%, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three months ended March 31, 2021 and 2020. One customer represented 22.3% of total accounts receivable as of March 31, 2021.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 4 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. On May 1, 2019, the Company entered into an addendum with FR National Life, LLC for the Carlsbad, California facility for five years which began on October 1, 2019. Included in cash flows provided by operations for the three months ended March 31, 2021, and 2020, there was amortization of right-of-use assets of $86 and $79, respectively.

Operating lease costs were $116 and $112 for the three months ended March 31, 2021, and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $116 and $93 for the three months ended March 31, 2021 and, 2020, respectively. As of March 31, 2021, the incremental borrowing rate was 9.76 % and the weighted average remaining lease term was 2.9 years. The following table summarizes the Company’s operating lease maturities as of March 31, 2021:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and number of lasers)
(unaudited)

For the year ending December 31,	Amount
Remaining 2021	$349
2022	371
2023	242
2024	186
Total remaining lease payments	1,148
Less: imputed interest	(160)
Total lease liabilities	$988

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business including the scope and duration of the COVID-19 outbreak and its impact on global economic systems. In particular, we encourage you to review the risks and uncertainties described in Part II-Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share and prices per treatment.

Introduction, Outlook and Overview of Business Operations

STRATA Skin Sciences is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer laser and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2021, there were 837 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 832 at the end of December 31, 2020. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In September 2020, the Company signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

We introduced Home by XTRAC™ business leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments. We are evaluating this business in an ongoing beta test.

In February 2021, the Company signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers including their potential for permanent closure. While many offices have reopened, the ongoing impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak, continued restrictions on business operations and transport, any governmental and societal responses thereto including legislative or regulatory as well as the distribution of vaccines and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on our recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and we depend upon its supply chain to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19, the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans, and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, such as providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. To conserve its cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020, the Company furloughed employees who returned to work after the Company received proceeds from the PPP Loan. The Company also reduced discretionary spending, reduced all inventory purchases and delayed payments to vendors. Delayed payments to vendors were approximately $785 as of March 31, 2021.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The ongoing COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the first quarter of fiscal 2021, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

In December 2020, we submitted an application for forgiveness to the lender of 100% of the loan proceeds, which remains subject to SBA approval. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Economic Injury Disaster Loan
On May 22, 2020, we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all of our assets. On June 12, 2020, we received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at March 31, 2021 was $500.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020, of our Annual Report on Form 10-K as filed with the SEC on March 25, 2021.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

		For the Three Months Ended March 31,
	2021	2020
Dermatology Recurring Procedures	$4,679	$5,701
Dermatology Procedures Equipment	1,148	1,029

Total Revenues	$5,827	$6,730

Dermatology Recurring Procedures
The ongoing COVID-19 pandemic has had a negative impact on the Company’s results for the first quarter of 2021 and 2020, and the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended March 31, 2021, was $4,679, which we estimate is approximately 67,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended March 31, 2020 of $5,701, which we estimate is approximately 82,000 treatments, with prices between $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During 2020, we reduced our direct to consumer advertising spend, but in 2021 we expect to increase spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue and increase spend in marketing activities as well. The increase in spending on these programs usually precedes the recurring revenue in our past experience as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2021, and 2020, we deferred net revenues of $1,769 and $1,457, respectively, which will be recognized as revenue over the remaining usage period. Lower deferred revenue from the fourth quarter 2020 negatively impacted the first quarter of 2021 as compared to the first quarter of 2020 when higher deferred revenue favorable impacted that quarter.

We have recently signed direct distribution contracts with our international distributors for a combination of direct capital sales and recurring revenue.  If the recurring model is accepted in these countries and the business model can be executed by these distributors, these agreements are expected to increase recurring revenue over time, but will have an initial impact of reducing sales of dermatology procedures equipment.

Dermatology Procedures Equipment
The ongoing COVID-19 pandemic has had a negative impact on the Company’s results for the first quarter of 2021 and 2020, and the Company expects it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended March 31, 2021, dermatology equipment revenues were $1,148. Internationally, we sold 2 systems (all XTRAC). Domestically, there were no systems sold during the three months ended March 31, 2021.

We have signed direct recurring and equipment distribution contracts with our major international distributors. This will negatively impact our equipment revenues while we transition to a recurring model if we are successful in doing so.

For the three months ended March 31, 2020, dermatology equipment revenues were $1,029. Internationally, we sold 3 systems (all VTRAC). Domestically, we sold 1 XTRAC system during the three months ended March 31, 2020.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended March 31,
	2021	2020
Dermatology Recurring Procedures	$1,501	$1,802
Dermatology Procedures Equipment	613	529
Total Cost of Revenues	$2,114	$2,331

Gross Profit Analysis
The following tables analyze changes in our gross margin, by segment, for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2021	2020
Revenues	$5,827	$6,730
Percent decrease	(13.4%)
Cost of revenues	2,114	2,331
Percent decrease	(9.3%)
Gross profit	$3,713	$4,399
Gross profit percentage	63.7%	65.4%

Gross profit decreased to $3,713 for the three months ended March 31, 2021 from $4,399 during the same period in 2020. As a percent of revenue, the gross margin was 63.7% for the three months ended March 31, 2021, as compared to 65.4% for the same period in 2020.

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2021	2020
Revenues	$4,679	$5,701
Percent decrease	(17.9%)
Cost of revenues	1,501	1,802
Percent decrease	(16.7%)
Gross profit	$3,178	$3,899
Gross profit percentage	67.9%	68.4%

The primary reasons for the decrease in gross profit for the three months ended March 31, 2021 was the result of lower sales and the unfavorable impact of deferred revenue in 2021 as compared to the first quarter of 2020 partially offset by lower depreciation expense in the first quarter of 2021.

Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2021	2020
Revenues	$1,148	$1,029
Percent increase	11.6%
Cost of revenues	613	529
Percent increase	15.9%
Gross profit	$535	$500
Gross profit percentage	46.6%	48.6%

The primary reason for the change in gross margin percent for the three months ended March 31, 2021 as compared to the same period in 2020 was the result of product mix and higher allocation of cost of sales.

Engineering and Product Development
For the three months ended March 31, 2021, engineering and product development expenses were $384 as compared to $292 for the three months ended March 31, 2020. Engineering and product development costs were higher primarily as a result of consulting costs associated with certain development projects.

Selling and Marketing Expenses
As of March 31, 2021, our sales and marketing personnel consisted of 55 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended March 31, 2021, selling and marketing expenses were $2,932 as compared to $2,953 for the three months ended March 31, 2020. Sales and marketing expenses were slightly lower primarily due to lower tradeshow costs travel spend, partially offset by compensation and consulting costs.

General and Administrative Expenses
For the three months ended March 31, 2021, general and administrative expenses were $2,789 as compared to $2,102 for the three months ended March 31, 2020. General and administrative expenses were higher due to the CEO transition in the quarter, including accruals for severance, recruiting fees and stock compensation for the acceleration of vesting of certain option grants.

Interest (Expense) Income, Net
Interest expense, net for the three months ended March 31, 2021 was $22 compared to interest income of $1 in the three months ended March 31, 2020. The increase in interest expense for the three months ended March 31, 2021 compared to March 31, 2020 was the result of lower overall interest rates and resulting income.

Income Taxes
The Company recognized income tax expense of $4 for the three months ended March 31, 2021 as compared to $88 for the three months ended March 31, 2020, respectively, both of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

	For the Three Months Ended March 31,
	2021	2020

Net Loss	$(2,418)	$(1,035)

Adjustments:
Depreciation/amortization*	919	1,117
Income taxes	4	88
Interest expense (income), net	22	(1)

Non-GAAP EBITDA	(1,473)	169

Stock compensation	662	430

Non-GAAP adjusted EBITDA	$(811)	$599

*Includes depreciation of lasers placed-in-service of $469 and $566 for the three months ended March 31, 2021 and, 2020, respectively.

Liquidity and Capital Resources
As of March 31, 2021, we had $3,997 of working capital compared to $5,993 as of December 31, 2020. The change in working capital was primarily the result of higher accounts payables, accrued expenses and the current portion of long-term debt of which we expect the amount attributable to the PPP loan to be forgiven. Cash, cash equivalents and restricted cash were $17,525 as of March 31, 2021, as compared to $18,112 as of December 31, 2020. As a result of cash conservation measures implemented after the COVID-19 outbreak, we delayed payment of approximately $785 in payables from the first quarter into the second quarter.

On April 22, 2020, we closed on the PPP loan of $2.0 million from a commercial bank, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan matures on May 1, 2022 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but is deferred until the SBA approves of the forgiveness amount. Under the Paycheck Protection Program Flexibility Act of 2020, (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years)

In December 2020, we submitted an application for forgiveness to the lender of 100% of the loan proceeds, which remains subject to SBA approval. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Economic Injury Disaster Loan
In June 2020, we obtained an EIDL loan with principal amount of $500. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March of 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan. The balance of the loan at March 31, 2021 was $500.

We have been negatively impacted by the ongoing COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and pre-COVID, we have improved revenues, gross profit, generated positive cash flow from operations, refinanced our debt at a lower interest rate and received cash proceeds from the PPP loan and the EIDL loan. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

Net cash and cash equivalents and restricted cash provided by operating activities was $153 for the three months ended March 31, 2021, compared to cash provided by operating activities of $598 the three months ended March 31, 2020. The decrease in cash flows provided by operating activities for the three months ended March 31, 2021 was the result of a higher net loss partially offset by a decrease in accounts receivable and inventory, and an increase in accounts payable and accrued expenses.

Net cash and cash equivalents and restricted cash used in investing activities was $740 for the three months ended March 31, 2021, compared to cash used in investing activities of $596 for the three months ended March 31, 2020. The increase is the result of the cost of lasers placed in service in the first quarter of 2021 as compared to the first quarter of 2020, and other purchases of property and equipment.

There were no cash flows from financing activities for the three months ended March 31, 2021 and, 2020.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2020 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At March 31, 2021, we had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2021. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and filed with the SEC on March 25, 2021.

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

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017).
4.1	Fourth Amended and Restated Bylaws of STRATA Skin Sciences, Inc.
10.1
Employment Separation Agreement and Release, dated as of February 24, 2021, between Dolev Rafaeli and STRATA Skin Sciences, Inc. (Incorporated by reference to Exhibit 10.2 contained in our Form 8-K current report as filed on March 1, 2021).

10.2
Employment Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (Incorporated by reference to Exhibit 10.3 contained in our Form 8-K current report as filed on March 1, 2021).

10.3
Form of Stock Option Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (Incorporated by reference to Exhibit 10.4 contained in our Form 8-K current report as filed on March 1, 2021).

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

STRATA SKIN SCIENCES, INC.

Date May 13, 2021	By:	/s/ Robert J. Moccia
Name Robert J. Moccia
Title President & Chief Executive Officer

Date May 13, 2021	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer