Form 10-Q
period 2021-06-30
STRATA Skin Sciences, Inc.
filed 2021-08-16
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the issuer’s common stock as of August 7, 2021 was 34,017,612 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,576	$10,604
Restricted cash	7,457	7,508
Accounts receivable, net of allowance for doubtful accounts of $206 and $274, respectively	2,854	2,944
Inventories	3,049	3,444
Prepaid expenses and other current assets	526	331
Total current assets	23,462	24,831

Property and equipment, net	5,931	5,529
Operating lease right-of-use assets, net	814	988
Intangible assets, net	5,640	6,345
Goodwill	8,803	8,803
Other assets	249	282
Total assets	$44,899	$46,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$7,275	$7,275
Current portion of long-term debt	3	1,478
Accounts payable	2,642	2,764
Other accrued liabilities	5,101	4,690
Current portion of operating lease liabilities	383	369
Deferred revenues	2,375	2,262
Total current liabilities	17,779	18,838

Long-term liabilities:
Long-term debt, net	497	1,050
Deferred tax liability	262	254
Long-term operating lease liabilities, net	513	710
Other liabilities	49	34
Total liabilities	19,100	20,886

Commitments and contingencies (see Note 15)

Stockholders’ equity:
Series C Convertible Preferred Stock, $0.10 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and, December 31, 2020	-	-
Common Stock, $0.001 par value, 150,000,000 shares authorized; 33,889,239, and 33,801,045 shares issued and outstanding at June 30, 2021 and, December 31, 2020, respectively	34	34
Additional paid-in capital	246,074	244,831
Accumulated deficit	(220,309)	(218,973)
Total stockholders’ equity	25,799	25,892
Total liabilities and stockholders’ equity	$44,899	$46,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2021	2020
Revenues, net	$7,382	$4,030

Cost of revenues	2,621	2,066

Gross profit	4,761	1,964

Operating expenses:
Engineering and product development	403	247
Selling and marketing	3,160	1,442
General and administrative	2,121	1,890
	5,684	3,579

Loss from operations	(923)	(1,615)

Other income (expense), net:
Gain on extinguishment of debt	2,028	-
Interest expense net	(19)	(18)
	2,009	(18)

Income (loss) before income taxes	1,086	(1,633)
Income tax expense	(4)	(47)
Net income (loss)	$1,082	$(1,680)

Earnings (loss) attributable to common shares	$1,082	$(1,680)
Earnings (loss) attributable to Preferred Series C shares	-	-
Earnings (loss) per common share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)
Shares used in computing earnings (loss) per common share:
Basic	33,876,568	33,731,739
Diluted	34,318,495	33,731,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Revenues, net	$13,209	$10,760

Cost of revenues	4,735	4,397

Gross profit	8,474	6,363

Operating expenses:
Engineering and product development	787	539
Selling and marketing	6,092	4,395
General and administrative	4,910	3,992
	11,789	8,926

Loss from operations	(3,315)	(2,563)

Other income (expense), net:
Gain on extinguishment of debt	2,028	-
Interest expense, net	(41)	(17)
	1,987	(17)

Loss before income taxes	(1,328)	(2,580)
Income tax expense	(8)	(135)
Net loss	$(1,336)	$(2,715)

Loss attributable to common shares	$(1,336)	$(2,693)
Loss attributable to Preferred Series C shares	-	$(22)
Loss per common share:
Basic	$(0.04)	$(0.08)
Diluted	$(0.04)	$(0.08)
Shares used in computing loss per common share:
Basic	33,839,554	33,448,030
Diluted	33,839,554	33,448,030
Loss per Preferred Series C share - basic and diluted	-	$(29.93)
Shares used in computing loss per basic and diluted Preferred Series C Shares	-	740

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(In thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Stock-based compensation	-	-	-	-	430	-	430
Conversion of convertible preferred stock into common stock	(2,103)	(1)	782,089	1	-	-	-
Net loss	-	-	-	-	-	(1,035)	(1,035)
BALANCE, March 31, 2020	-	$-	33,714,362	$34	$243,610	$(215,596)	$28,048

Stock-based compensation	-	-	-	-	410	-	410
Issuance of restricted stock	-	-	40,547	-	-	-	-
Net loss	-	-	-	-	-	(1,680)	(1,680)
BALANCE, June 30, 2020	-	$-	33,754,909	$34	$244,020	$(217,276)	$26,778

	Convertible Preferred Stock – Series C		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2021	-	$-	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	-	-	662	-	662
Issuance of restricted stock	-	-	16,260	-	-	-	-
Net loss	-	-	-	-	-	(2,418)	(2,418)

BALANCE, March 31, 2021	-	$-	33,817,305	$34	$245,493	$(221,391)	$24,136

Stock-based compensation	-	-	-	-	581	-	581
Issuance of restricted stock	-	-	71,934	-	-	-	-
Net income	-	-	-	-	-	1,082	1,082
BALANCE, June 30, 2021	-	$-	33,889,239	$34	$246,074	$(220,309)	$25,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,336)	$(2,715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,706	1,986
Amortization of right-of-use asset	174	159
Provision for doubtful accounts	(68)	72
Stock-based compensation	1,243	840
Loss on lasers placed in-service	63	19
Gain on extinguishment of debt	(2,028)	-
Deferred taxes	8	135
Changes in operating assets and liabilities:
Accounts receivable	158	2,953
Inventories	395	(443)
Prepaid expenses and other assets	(162)	116
Accounts payable	(122)	571
Other accrued liabilities	411	(431)
Other liabilities	15	(107)
Operating lease liabilities	(183)	(142)
Deferred revenues	113	(1,812)
Net cash provided by operating activities	387	1,201

Cash Flows From Investing Activities:
Lasers placed-in-service	(1,369)	(730)
Purchases of property and equipment	(97)	-
Net cash used in investing activities	(1,466)	(730)

Cash Flows From Financing Activities
Proceeds from note payables and long-term debt	-	2,528
Net cash provided by financing activities	-	2,528

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,079)	2,999
Cash, cash equivalents and restricted cash, beginning of period	18,112	15,629

Cash, cash equivalents and restricted cash, end of period	$17,033	$18,628

Cash and cash equivalents	$9,576	$11,231
Restricted cash	7,457	7,397
	$17,033	$18,628
Supplemental information of cash and non-cash transactions:
Cash paid for interest	$57	$103

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2021, there were 848 XTRAC systems placed in dermatologists’ offices in the United States and 41 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In September 2020, the Company signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

In February 2021, the Company signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.The Company has now introduced its Home by XTRAC™ business, leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments. The Company is evaluating this business in an ongoing beta test.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers including their potential for permanent closure. While many offices have reopened, the ongoing impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto including legislative or regulatory changes as well as the distribution and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries and the Company depends upon its supply chain to provide a steady source of components to manufacture and repair our devices. To mitigate the impact of COVID-19 the Company took a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans. To promote the safety and security of its employees, while complying with various government mandates including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, the Company provided face masks for employees at facilities significantly impacted and required masks and on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. To conserve its cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020, the Company furloughed employees who returned to work after the Company received proceeds from the PPP Loan. The Company also reduced discretionary spending in 2020 and continues to delay payments to vendors. Delayed payments to vendors were approximately $472 as of June 30, 2021. See Note 2, Liquidity for discussion on Company liquidity.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share, per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2021, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analyses of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of June 30, 2021 and December 31, 2020, the carrying value of the note payable and the Company’s long term debt are estimated to approximate fair value.

Earnings Per Share
The Company calculates earnings (loss) per common share and Preferred Series C share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic earnings (loss) per common share and Preferred Series C share is calculated by dividing the earnings (loss) attributable to common shares and Preferred Series C shares by the weighted-average number of common shares and Preferred Series C shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted earnings (loss) per common share and Preferred Series C share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.

No shares of the Company’s Series C Convertible Preferred Stock was outstanding as of June 30, 2021. These shares were subordinate to all other securities at the same subordination level as common stock and they participated in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares met the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
The following table presents the calculation of basic and diluted earnings (loss) per share by each class of security for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Earnings (loss) attributable to each class	$1,082	$-	$(1,336)	$-

Weighted average number of shares outstanding during the period basic	33,876,568	-	33,839,554	-

Weighted average number of shares outstanding during the period diluted	34,318,495	-	33,839,554	-

Basic and Diluted earnings (loss) per share	$0.03	$-	$(0.04)	$-

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Common Stock	Series C Convertible Preferred Stock	Common Stock	Series C Convertible Preferred Stock

Loss attributable to each class	$(1,680)	$-	$(2,693)	$(22)

Weighted average number of shares outstanding during the period	33,731,739	-	33,448,030	740

Basic and Diluted loss per share	$(0.05)	$-	$(0.08)	$(29.93)

The Company considers its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings per share. For the six months ended June 30, 2021 and three and six months June 30, 2020, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities were anti-dilutive.

The following table sets forth the weighted average of potential common stock equivalents outstanding during the three and six months ended June 30, 2021, and 2020 that have been excluded from the earnings (loss) per share calculation as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock purchase warrants	-	697,154	3,174	723,527
Restricted stock units	12,671	151,646	49,685	160,334
Common stock options	5,352,850	4,908,038	6,384,288	4,908,038
Total	5,365,521	5,756,838	6,437,147	5,791,899

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU “simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.” In addition, the ASU “removes certain settlement conditions that are required for equity contracts to qualify for it” and “simplifies the diluted earnings per share (EPS) calculations in certain areas.” The guidance is effective beginning after December 15, 2021 and early adoption is permitted.  The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but could in the future.

Note 2
Liquidity

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate and meet the Company’s obligations in the ordinary course of business. Since the equity financing in May 2018 and pre-COVID, the Company has improved revenues and gross profit, generated positive cash flow from operations, refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from the PPP loan, which was forgiven, and the EIDL loan (each as defined in Note 9 below). Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets could interfere with our ability to access financing and on favorable terms.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
For the purposes of U.S. GAAP only, these two types of arrangements are treated under the guidance of ASC 842, Leases. While these arrangements are not contractually operating leases, since the Company sells the physician access codes in order to operate the treatment equipment, these arrangements are similar to operating leases for accounting purposes since the Company provides the customers limited rights to use the treatment equipment and the treatment equipment resides in the physician’s office and the Company may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. For the lasers placed-in service under these arrangements, the terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be affected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized ratably on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, through its Korean, Japanese and, in 2021, Chinese distributors, the Company generally sells access codes for a fixed amount on a monthly basis to end-user customers and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Pre-paid amounts are recorded in deferred revenue and recognized as revenue over the lease term in the patterns described above. Under both methods, pricing is fixed with the customer.

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

In the Dermatology Procedures Equipment segment, the Company sells its products internationally through distributors and domestically directly to physicians. For the product sales, the Company recognizes revenues when control of the promised products is transferred to either the Company’s distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $69, and the Company expects to recognize $51 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations.

The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2021, the $51 of short-term contract liabilities is presented as deferred revenues and the $18 of long-term contract liabilities is presented within Other Liabilities on the condensed consolidated balance sheet. For the three and six months ended June 30, 2021, and 2020, the Company recognized $20 and $54, and $53 and $110 respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2020, and 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and six months ended June 30, 2021, and 2020, the Company recorded such reimbursements in the amounts of $186 and $343, and $86 and $254 respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
The following tables present the Company’s revenue disaggregated by geographical region for the three and six months ended June 30, 2021 and, 2020, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from sales to our distributors, primarily in Asia.

	Three Months Ended June 30, 2021
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,127	$336	$5,463
Foreign	325	1,594	1,919
Total	$5,452	$1,930	$7,382

	Six Months Ended June 30, 2021
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$9,553	$594	$10,147
Foreign	578	2,484	3,062
Total	$10,131	$3,078	$13,209

	Three Months Ended June 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$2,670	$125	$2,795
Foreign	126	1,109	1,235
Total	$2,796	$1,234	$4,030

	Six Months Ended June 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$8,267	$440	$8,707
Foreign	230	1,823	2,053
Total	$8,497	$2,263	$10,760

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of June 30,

Remaining 2021	$655
2022	1,311
2023	1,234
2024	857
2025	140
Thereafter	-
Total	$4,197

Note 4
Inventories:

Inventories consist of:

	June 30, 2021	December 31, 2020
Raw materials and work-in-process	$2,877	$2,949
Finished goods	172	495
Total inventories	$3,049	$3,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment, net:

Property and equipment consist of:

	June 30, 2021	December 31, 2020
Lasers placed-in-service	$24,147	$22,942
Equipment, computer hardware and software	224	146
Furniture and fixtures	262	243
Leasehold improvements	43	43
	24,676	23,374
Accumulated depreciation and amortization	(18,745)	(17,845)
Property and equipment, net	$5,931	$5,529

Depreciation and related amortization expense was $520 and $1,001, and $495 and $1,081 for the three and six months ended June 30, 2021, and 2020, respectively.

Note 6
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of June 30, 2021:

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(3,420)	$2,280
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(4,140)	2,760
Tradenames	1,500	(900)	600
	$16,100	$(10,460)	$5,640

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
Related amortization expense was $353 and $705, and $453 and $905 for the three and six months ended June 30, 2021, and 2020, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the six months ended June 30, 2021.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2021	$705
2022	1,410
2023	1,410
2024	1,410
2025	705
Total	$5,640

Note 7
Other Accrued Liabilities:

Other accrued liabilities consist of:

	June 30, 2021	December 31, 2020

Accrued warranty, current	$67	$87
Accrued compensation, including commissions and vacation	1,336	891
Accrued state sales, use and other taxes	3,154	3,105
Accrued professional fees and other accrued liabilities	544	607
Total other accrued liabilities	$5,101	$4,690

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

In January 2021, the Company received notification that the administrative judge from the respective state had issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The jurisdiction has filed an appeal of the administrative law judge’s finding, and the appeal is in process.

A second jurisdiction has made an assessment of $720 from June 2015 through March 2018 plus interest of $171 through April 2020. The Company is also in that jurisdiction’s administrative process of appeal and the timing of the process has been impacted by the COVID-19 pandemic. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine or the Company does not have other defenses where the Company does not prevail, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

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

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three and six months ended June 30, 2021 and, 2020, is summarized as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2021	2020	2021	2020
Accrual at beginning of period	$85	$181	$113	$232
Additions charged to warranty expense	36	6	40	9
Expiring warranties/claimed satisfied	(23)	(48)	(55)	(102)
Total	98	139	98	139
Less: current portion	(67)	(119)	(67)	(119)
Total long-term accrued warranty costs	$31	$20	$31	$20

Note 8
Note Payable

On December 30, 2020, the Company renewed its $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company’s obligations under the Note are secured by an Assignment and Pledge of Time Deposit (the “Agreement”), under which the Company has pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal is due on December 30, 2021 with no penalties for prepayments. The interest rate is fixed at 1.40%. The secured time deposit has a fixed interest rate of 0.40%.

Note 9
Long-term Debt:

Paycheck Protection Program Loan
On April 22, 2020, the Company closed a loan of $2,028 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan would have matured on May 1, 2022 and bore an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but was deferred until the SBA approved of the forgiveness amount. In the second quarter of 2021, the Company received notification that the PPP loan had been forgiven. The Company recorded a gain on extinguishment of debt in the amount of the loan of $2,028.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
Economic Injury Disaster Loan
On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. The balance of the loan at June 30, 2021 was $500.

Note 10
Warrants:

At December 31, 2020, the Company had 19,812 outstanding common stock warrants at an exercise price of $5.30. These warrants expired on January 29, 2021. There are no outstanding common stock warrants at June 30, 2021.

Note 11
Stock-based Compensation:

As of June 30, 2021, the Company had options to purchase 6,925,478 shares of common stock outstanding with a weighted-average exercise price of $1.83. As of June 30, 2021, options to purchase 4,510,555 shares are vested and exercisable. On July 7, 2021, the shareholders approved an amendment to the 2016 Omnibus Incentive Plan to increase the number of shares of common stock for issuance by 2,700,000 and therefore there are 2,741,774 shares remaining available for issuance in the form of future equity awards. There were 71,934 restricted stock units vested and unissued as of March 31, 2021, which were all issued in April and May 2021.

Stock-based compensation expense, which is included in general and administrative expense, for the three and six months ended June 30, 2021 and 2020, was $581 and $1,243, and $410 and $840 respectively. As of June 30, 2021, there was $2,641 in unrecognized compensation expense, which will be recognized over a weighted average period of 1.28 years.

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

In July 2021, the Company issued 128,373 restricted stock units to the board of directors with a fair value of $182, which vested immediately and was related to compensation from June 2020 through July 2021. In addition, the Company issued 149,281 restricted stock units with a fair value of $212, which vest quarterly from June 1, 2021 through June 2022 and issued 20,000 restricted stock units, with a fair value of $28, to a new board member which vest quarterly from April 2021 to April 2022.

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

Income tax expense of $4 and of $8, and $47 and $135 for the three and six months ended June 30, 2021 and, 2020, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,452	$1,930	$7,382
Costs of revenues	1,635	986	2,621
Gross profit	3,817	944	4,761
Gross profit %	70.0%	48.9%	64.5%

Allocated operating expenses:
Engineering and product development	319	84	403
Selling and marketing	2,909	251	3,160
Unallocated operating expenses	-	-	2,121
	3,228	335	5,684
Income (loss) from operations	589	609	(923)
Gain on extinguishment of debt	-	-	2,028
Interest expense, net	-	-	(19)
	$589	$609	$1,086

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
Six Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$10,131	$3,078	$13,209
Costs of revenues	3,136	1,599	4,735
Gross profit	6,995	1,479	8,474
Gross profit %	69.0%	48.1%	64.2%

Allocated operating expenses:
Engineering and product development	680	107	787
Selling and marketing	5,711	381	6,092
Unallocated operating expenses	-	-	4,910
	6,391	488	11,789
Income (loss) from operations	604	991	(3,315)
Gain on extinguishment of debt	-	-	2,028
Interest expense, net	-	-	(41)
Income (loss) before income taxes	$604	$991	$(1,328)

Three Months Ended June 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$2,796	$1,234	$4,030
Costs of revenues	1,364	702	2,066
Gross profit	1,432	532	1,964
Gross profit %	51.2%	43.1%	48.7%

Allocated operating expenses:
Engineering and product development	225	22	247
Selling and marketing	1,341	101	1,442
Unallocated operating expenses	-	-	1,890
	1,566	123	3,579
Income (loss) from operations	(134)	409	(1,615)
Interest expense, net	-	-	(18)
Income (loss) before income taxes	$(134)	$409	$(1,633)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
Six Months Ended June 30, 2020

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$8,497	$2,263	$10,760
Costs of revenues	3,166	1,231	4,397
Gross profit	5,331	1,032	6,363
Gross profit %	62.7%	45.6%	59.1%

Allocated operating expenses:
Engineering and product development	499	40	539
Selling and marketing	4,138	257	4,395
Unallocated operating expenses	-	-	3,992
	4,637	297	8,926
Income (loss) from operations	694	735	(2,563)
Interest expense, net	-	-	(17)
Income (loss) before income taxes	$694	$735	$(2,580)

Note 14
Significant Customer Concentration:

For the three and six months ended June 30, 2021, revenues from sales to one of the Company’s distributors were $797 and $1,480, and 10.8% and 11.2%, respectively, of total revenue for such period.

For the three and six months ended June 30, 2020, revenues from the sales to the Company’s international master distributor were $807 and $1,303, or 20% and 12%, respectively, of total revenues for such period.

No other customer represented more than 10% of total company revenues for the three and six months ended June 30, 2021 and 2020. No customer represented 10% of total accounts receivable as of June 30, 2021.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 4 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. On May 1, 2019, the Company entered into an addendum with FR National Life, LLC for the Carlsbad, California facility for five years which began on October 1, 2019. Included in cash flows provided by operations for the six months ended June 30, 2021, and 2020, there was amortization of right-of-use assets of $174 and $159, respectively.

Operating lease costs were $107 and $223, and $112 and $224 for the three and six months ended June 30, 2021, and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $115 and $231 for the three and six months ended June 30, 2021 and, 2020, respectively. As of June 30, 2021, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 2.6 years. The following table summarizes the Company’s operating lease maturities as of June 30, 2021:

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share amounts and number of lasers)
(unaudited)
For the year ending December 31,	Amount
Remaining 2021	$239
2022	371
2023	242
2024	186
Total remaining lease payments	1,038
Less: imputed interest	(142)
Total lease liabilities	$896

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

Note 16
Subsequent Events:

In July 2021, the Company issued 128,373 restricted stock units to the board of directors, which vested immediately and was related to compensation from June 2020 through June 1, 2021. In addition, the Company issued 149,281 restricted stock units which vest from June 1, 2021 through June 2022 and issued 20,000 restricted stock units to a new board member which vest from April 2021 to April 2022.

On August 16, 2021, the Company acquired the U.S. dermatology Pharos business from Ra Medical Systems, Inc. for a cash payment of $3,700 for certain assets and the assumption of estimated existing customer warranty and service agreement liabilities and other assumed liabilities. The Company also signed a services agreement to cover services to be provided by Ra Medical Systems.

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

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2021, there were 848 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 832 at the end of December 31, 2020. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In September 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

In February 2021, we signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. We do not know the extent of the impact on our customers including their potential for permanent closure. While many offices have reopened, the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto, including legislative or regulatory as well as the distribution of vaccines and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

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

To mitigate the impact of COVID-19, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure by implementing business continuity plans to promote the safety and security of our employees, while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, we are providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. In addition, we created and executed programs utilizing our direct to consumer advertising and call center to contact patients and partner clinics to restart our partners’ businesses. To conserve our cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020, we furloughed employees who returned to work after we received proceeds from the PPP Loan. In 2020, we also reduced discretionary spending and we continue to delay payments to vendors. Delayed payments to vendors were approximately $472 as of June 30, 2021.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first half of fiscal 2021, and we expect it will continue to have a negative impact on revenues, earnings and cash flows in fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Recent Developments

Acquisition of the U.S. dermatology Pharos business of Ra Medical Systems
On August 16, 2021, we acquired the Pharos dermatology business from Ra Medical Systems, Inc. for a cash payment of $3,700 for certain assets and the assumption of estimated existing customer warranty and service agreement liabilities and certain other assumed liabilities. We also signed a services agreement to cover services to be provided by Ra Medical Systems.

Paycheck Protection Program
On April 22, 2020, we closed on a loan of $2.0 million (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”). The PPP loan would have matured on May 1, 2022 and bore an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but was deferred until the SBA approves of the forgiveness amount.

In the second quarter of 2021, we received notification the PPP loan had been forgiven and recorded a gain on extinguishment of debt in the amount of the loan of $2,028.

Economic Injury Disaster Loan
On May 22, 2020, we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on our business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all of our assets. On June 12, 2020, we received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. The balance of the loan at June 30, 2021 was $500.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended June 30, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020, of our Annual Report on Form 10-K as filed with the SEC on March 25, 2021.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Dermatology Recurring Procedures	$5,452	$2,796	$10,131	$8,497
Dermatology Procedures Equipment	1,930	1,234	3,078	2,263
Total Revenues	$7,382	$4,030	$13,209	$10,760

Dermatology Recurring Procedures

The ongoing COVID-19 pandemic has had a negative impact on our results for the adjusted second quarter of 2021 and 2020, and we expect it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended June 30, 2021, was $5,452, which we estimate is approximately 78,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended June 30, 2020 of $2,796, which we estimate is approximately 40,000 treatments, with prices between $65 to $95 per treatment.

Recognized treatment revenue for the six months ending June 30, 2021, was $10,131, which we estimate is approximately 145,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the six months ended June 30, 2020, of $8,497, which is approximately 122,000 treatments with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During 2020, we reduced our direct to consumer advertising spend, but in 2021, subject to governmental responses to variants of COVID-19, we expect to increase spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue and increase spend in marketing activities as well. The increase in spending on these programs usually precedes the recurring revenue in our past experience as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months.

Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2021, and 2020, we deferred net revenues of $1,897 and $546, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Lower deferred revenue from the fourth quarter 2020 negatively impacted the first half of 2021 as compared to the first half of 2020 when higher deferred revenue favorable impacted that period.

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

Dermatology Procedures Equipment
The ongoing COVID-19 pandemic has had a negative impact on our results for the first and second quarters of 2021 and 2020, and we expect it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended June 30, 2021, dermatology equipment revenues were $1,930. Internationally, we sold 14 systems (all XTRAC). Domestically, there were five systems sold during the three months ended June 30, 2021.

For the three months ended June 30, 2020, dermatology equipment revenues were $1,234. Internationally, we sold 5 systems (2 XTRAC and 3 VTRAC). Domestically, there were no XTRAC systems sold during the three months ended June 30, 2020.

For the six months ended June 30, 2021, dermatology equipment revenues were $3,078. Internationally, we sold 16 systems (all XTRAC). Domestically, we sold five XTRAC systems during the six months ended June 30, 2021.

For the six months ended June 30, 2020, dermatology equipment revenues were $2,263. Internationally, we sold 10 systems (2 XTRAC and 8 VTRAC). Domestically, we sold 1 XTRAC system for the six months ended June 30, 2020.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Dermatology Recurring Procedures	$1,635	$1,364	$3,136	$3,166
Dermatology Procedures Equipment	986	702	1,599	1,231
Total Revenues	$2,621	$2,066	$4,735	$4,397

Gross Profit Analysis
The following tables present changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$7,382	$4,030	$13,209	$10,760
Percent increase	83.2%		22.8%
Cost of revenues	2,621	2,066	4,735	4,397
Percent increase	26.9%		7.7%
Gross profit	$4,761	$1,964	$8,474	$6,363
Gross profit percentage	64.5%	48.7%	64.2%	59.1%

Gross profit increased to $4,761 for the three months ended June 30, 2021 from $1,964 during the same period in 2020. As a percent of revenue, the gross margin was 64.5% for the three months ended June 30, 2021, as compared to 48.7% for the same period in 2020.

Gross profit increased to $8,474 for the six months ended June 30, 2021 from $6,363 during the same period in 2020. As a percent of revenue, the gross margin was 64.2% for the six months ended June 30, 2021, as compared to 59.1% for the same period in 2020 and the increase was primarily the result of higher sales due to a reduction of cases in the COVID-19 pandemic.

The following tables present changes in our gross margin, by segment for the periods presented below:

Dermatology Recurring Procedures	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,452	$2,796	$10,131	$8,497
Percent increase	95.0%		19.2%
Cost of revenues	1,635	1,364	3,136	3,166
Percent increase (decrease)	19.9%		(0.9%)
Gross profit	$3,817	$1,432	$6,995	$5,331
Gross profit percentage	70.0%	51.2%	69.0%	62.7%

The primary reasons for the increase in gross profit for the three and six months ended June 30, 2021 was the result of higher sales, partially offset by higher depreciation expenses in the second quarter of 2021 and partially offset by an unfavorable impact of deferred revenue in 2021 as compared to 2020.

Dermatology Procedures Equipment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,930	$1,234	$3,078	$2,263
Percent increase	56.4%		36.0%
Cost of revenues	986	702	1,599	1,231
Percent increase	40.5%		29.9%
Gross profit	944	$532	$1,479	$1,032
Gross profit percentage	48.9%	43.1%	48.1%	45.6%

The primary reason for the change in gross margin percent for the three and six months ended June 30, 2021 as compared to the same period in 2020 was the result of product mix and higher sales.

Engineering and Product Development
For the three months ended June 30, 2021, engineering and product development expenses were $403 as compared to $247 for the three months ended June 30, 2020. Engineering and product development costs for the six months ending June 30, 2021 were $787, compared to $539 for the six months ended June 30, 2020. Engineering and product development costs were higher primarily as a result of consulting costs associated with certain development projects.

Selling and Marketing Expenses
As of June 30, 2021, our sales and marketing personnel consisted of 60 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended June 30, 2021, selling and marketing expenses were $3,160 as compared to $1,442 for the three months ended June 30, 2020. For the six months ended June 30, 2021 selling and marketing costs were $6,092 as compared to $4,395 for the six months ended June 30, 2020. Sales and marketing expenses for the three and six months ended June 30, 2021 were higher, as compared to the same periods in 2020, as we made investments in sales and marketing and direct to consumer advertising, while in 2020 we managed our costs due to the downturn in business as a result of the COVID-19 pandemic, with lower tradeshow costs, compensation costs and direct-to-consumer advertising costs.

General and Administrative Expenses
For the three months ended June 30, 2021, general and administrative expenses increased to $2,121 from $1,890 for the three months ended June 30, 2020. For the six months ended June 30, 2021 general and administration costs were $4,910 compared to $3,992 for the six months ended June 30, 2020. General and administrative expenses were higher for the three and six months ended June 30, 2021, as compared to the same periods in 2020, as a result of higher compensation, severance and stock option costs, primarily as a result of the CEO transition in the first quarter of 2021.

Other income (expense), net
Other income for the three and six months ended June 30, 2021 was $2,009 and $1,987 as compared to an expense of $18 and $17 for the three and six months ended June 30, 2020, respectively. In the second quarter of 2021, we received notification the PPP loan had been forgiven and recorded a gain on extinguishment of debt in the amount of the loan of $2,028.

Income Taxes
We recognized income tax expense of $4 for the three months ended June 30, 2021 as compared to $47 for the three months ended June 30, 2020, all of which were comprised primarily of changes in deferred tax liability related to goodwill. Our pre-tax income for the three months ended June 30, 2021 was the result of a gain on extinguishment of debt as a result of the forgiveness of the PPP loan. There are no federal and state taxes on the PPP loan forgiveness so therefore there was no impact on our income taxes.  We recognized an income tax expense of $8 for the six months ended June 30, 2021 as compared to $135 for the six months ended June 30, 2020 all of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with U.S. GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this report is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2021	2020	2021	2020

Net income (loss)	$1,082	$(1,680)	$(1,336)	$(2,715)

Adjustments:
Depreciation/amortization*	961	1,028	1,880	2,145
Income taxes	4	47	8	135
Loss on lasers placed in service	63	19	63	19
Gain on extinguishment of debt	(2,028)	-	(2,028)	-
Interest expense, net	19	18	41	17
Non-GAAP EBITDA	101	(568)	(1,372)	(399)
Stock compensation	581	410	1,243	840
Non-GAAP adjusted EBITDA	$682	$(158)	$(129)	$441

*Includes depreciation of lasers placed-in-service of $506 and $975 and $463 and $1,029 for the three and six months ended June 30, 2021 and, 2020, respectively.

Liquidity and Capital Resources
As of June 30, 2021, we had $5,683 of working capital compared to $5,993 as of December 31, 2020. The change in working capital was primarily the result of higher accrued expenses, the extinguishment of debt for the forgiveness of the PPP loan, lower accounts receivables and inventories. Cash, cash equivalents and restricted cash were $17,033 as of June 30, 2021, as compared to $18,112 as of December 31, 2020. As a result of cash conservation measures implemented after the COVID-19 outbreak, we delayed payment of approximately $472 in payables from the first quarter into the second quarter.

On April 22, 2020, we closed on the PPP loan of $2.0 million from a commercial bank, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan would have matured on May 1, 2022 and bore an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but was deferred until the SBA approves of the forgiveness amount.

In the second quarter of 2021, the Company received notification the PPP loan had been forgiven. The Company recorded a gain on extinguishment of debt in the amount of the loan of $2,028.

In June 2020, we obtained an EIDL loan with principal amount of $500. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March of 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. The balance of the loan at June 30, 2021 was $500.

We have been negatively impacted by the ongoing COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. Since the equity financing in May 2018 and pre-COVID, we have improved revenues and gross profit, generated positive cash flow from operations, refinanced our debt at a lower interest rate. During the COVID-19 pandemic, we received cash proceeds from the PPP loan, which was forgiven, and the EIDL loan. Management believes that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and the proceeds from the PPP loan and the EIDL loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the next 12 months following the date of the issuance of these unaudited condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak and its variants on the financial markets could interfere with our ability to access financing and on favorable terms.

Net cash and cash equivalents and restricted cash provided by operating activities was $387 for the six months ended June 30, 2021, compared to cash provided by operating activities of $1,201 the six months ended June 30, 2020. The decrease in cash flows provided by operating activities for the six months ended June 30, 2021 was the result of a higher net loss, after adjusting for the gain on extinguishment of debt, decrease in cash provided by accounts receivable partially offset by a decrease in inventory, accounts payable and an increases in accrued expenses.

Net cash and cash equivalents and restricted cash used in investing activities was $1,466 for the six months ended June 30, 2021, compared to cash used in investing activities of $730 for the six months ended June 30, 2020. The increase is the result of the cost of lasers placed in service in 2021 as compared to 2020, and other purchases of property and equipment.

There were no cash flows from financing activities for the six months ended June 30, 2021 and $2,528 in net cash from financing activities for the six months ended June 30, 2020 as a result of the proceeds from the PPP loan and EIDL loan.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2020 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At June 30, 2021, we had no off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2021. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on September 25, 2017).
4.1	Fourth Amended and Restated Bylaws of STRATA Skin Sciences, Inc.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

STRATA SKIN SCIENCES, INC.

Date August 16, 2021	By:	/s/ Robert J. Moccia
Name Robert J. Moccia
Title President & Chief Executive Officer

Date August 16, 2021	By:	/s/ Matthew C. Hill
Name Matthew C. Hill
Title Chief Financial Officer