Form 10-Q
period 2021-09-30
STRATA Skin Sciences, Inc.
filed 2021-11-12
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☒No ☐

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

The number of shares outstanding of the issuer's common stock as of November 4, 2021 was [34,364,679] shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,047	$10,604
Restricted cash	-	7,508
Accounts receivable, net of allowance for doubtful accounts of $248 and $274, respectively	3,151	2,944
Inventories	3,225	3,444
Prepaid expenses and other current assets	623	331
Total current assets	20,046	24,831

Property and equipment, net	6,403	5,529
Operating lease right-of-use assets, net	727	988
Intangible assets, net	10,546	6,345
Goodwill	8,803	8,803
Other assets	233	282
Total assets	$46,758	$46,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$-	$7,275
Current portion of long-term debt	-	1,478
Accounts payable	2,480	2,764
Other accrued liabilities	5,548	4,690
Current portion of operating lease liabilities	359	369
Deferred revenues	3,767	2,262
Total current liabilities	12,154	18,838

Long-term liabilities:
Long-term debt, net	7,282	1,050
Deferred tax liability	266	254
Long-term operating lease liabilities, net	445	710
Other liabilities	428	34
Total liabilities	20,575	20,886

Commitments and contingencies (see Note 15)

Stockholders' equity:
Series C Convertible Preferred Stock, $0.10 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common Stock, $0.001 par value, 150,000,000 shares authorized; 34,364,679, and 33,801,045 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	246,979	244,831
Accumulated deficit	(220,830)	(218,973)
Total stockholders' equity	26,183	25,892
Total liabilities and stockholders’ equity	$46,758	$46,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2021	2020
Revenues, net	$7,711	$5,613

Cost of revenues	2,335	2,383

Gross profit	5,376	3,230

Operating expenses:
Engineering and product development	371	411
Selling and marketing	3,295	2,051
General and administrative	2,175	1,929
	5,841	4,391

Loss from operations	(465)	(1,161)
Interest expense net	(52)	(21)

Loss before income taxes	(517)	(1,182)
Income tax expense	(4)	(72)
Net loss	$(521)	$(1,254)

Loss per common share - basic and diluted	$(0.02)	$(0.04)
Weighted average shares of common stock outstanding – basic and diluted	34,150,438	33,754,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Revenues, net	$20,920	$16,373

Cost of revenues	7,070	6,780

Gross profit	13,850	9,593

Operating expenses:
Engineering and product development	1,158	950
Selling and marketing	9,387	6,446
General and administrative	7,085	5,921
	17,630	13,317

Loss from operations	(3,780)	(3,724)

Other income (expense), net:
Gain on forgiveness of debt	2,028	-
Interest expense, net	(93)	(38)
	1,935	(38)

Loss before income taxes	(1,845)	(3,762)
Income tax expense	(12)	(207)
Net loss	$(1,857)	$(3,969)

Loss attributable to common shares	$(1,857)	$(3,947)
Loss attributable to Preferred Series C shares	$-	$(22)
Loss per common share – basic and diluted	$(0.05)	$(0.12)
Weighted average common shares outstanding – basic and diluted	33,944,321	33,551,070
Loss per Preferred Series C share - basic and diluted	-	$(43.73)
Shares used in computing loss per basic and diluted Preferred Series C Shares	-	491

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2021	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	662	-	662
Issuance of restricted stock	16,260	-	-	-	-
Net loss	-	-	-	(2,418)	(2,418)

BALANCE, March 31, 2021	33,817,305	$34	$245,493	$(221,391)	$24,136

Stock-based compensation	-	-	581	-	581
Issuance of restricted stock	71,934	-	-	-	-
Net income	-	-	-	1,082	1,082

BALANCE, June 30, 2021	33,889,239	$34	$246,074	$(220,309)	$25,799

Stock-based compensation	-	-	320	-	320
Exercise of stock options	329,076	-	-	-	-
Issuance of restricted stock	146,364	-	-	-	-
Issuance of warrants	-	-	585	-	585
Net Loss	-			(521)	(521)

BALANCE, September 30, 2021	34,364,679	$34	$246,979	$(220,830)	$26,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,857)	$(3,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,689	2,793
Amortization of right-of-use asset	261	242
Provision (recoveries) for doubtful accounts	(26)	65
Stock-based compensation	1,563	1,243
Loss on disposal of property and equipment	73	23
Gain on forgiveness of debt	(2,028)	-
Deferred taxes	12	207
Changes in operating assets and liabilities:
Accounts receivable	(181)	1,811
Inventories	219	(475)
Prepaid expenses and other assets	(243)	98
Accounts payable	(284)	1,608
Other accrued liabilities	859	(576)
Other liabilities	(88)	(126)
Operating lease liabilities	(275)	(226)
Deferred revenues	145	(968)
Net cash provided by operating activities	839	1,750

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,523)	(1,447)
Cash paid in connection with Ra Medical asset acquisition	(3,473)	-
Net cash used in investing activities	(5,996)	(1,447)

Cash Flows From Financing Activities
Proceeds from Senior Term Facility borrowings, net of fees	7,867	-
Repayment of note payable	(7,275)	-
Proceeds from (repayment of) long-term debt	(500)	2,528
Net cash provided by financing activities	92	2,528

Net (decrease) increase in cash and cash equivalents and restricted cash	(5,065)	2,831
Cash, cash equivalents and restricted cash, beginning of period	18,112	15,629

Cash, cash equivalents and restricted cash, end of period	$13,047	$18,460

Cash and cash equivalents	$13,047	$11,063
Restricted cash	-	7,397
	$13,047	$18,460
Supplemental information of cash and non-cash transactions:
Cash paid for interest	$109	$157
Fair value of warrants issued in connection with debt	$585	$-
Assumed deferred revenue in connection with Ra Medical asset acquisition	$1,841	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 1
The Company:

Background
STRATA Skin Sciences (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2021, there were 880 XTRAC systems placed in dermatologists' offices in the United States and 49 systems internationally under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

In September 2020, the Company signed a direct distribution agreement with its Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

In February 2021, the Company signed an agreement with its Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

In the first quarter of 2021, the Company introduced its Home by XTRAC™ business on a pilot test basis, by leveraging in-house resources including DTC advertising, in-house call center and its insurance reimbursement team to provide an at-home, insurance-reimbursed treatment option for patients with certain skin diseases that do not qualify for in-office treatments. The Company has discontinued the pilot program and is evaluating this potential business opportunity.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic lead to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. The Company does not know the extent of the impact on its customers, including their potential for permanent closure. While many offices have reopened, the ongoing impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto, including legislative or regulatory changes as well as the distribution and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries which the Company depends upon to provide a steady source of components to manufacture and repair our devices. To mitigate the impact of COVID-19 the Company took a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans. To promote the safety and security of its employees, while complying with various government mandates including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, the Company provided face masks for employees at facilities significantly impacted and required masks and on-site body temperature monitoring before entering facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In October 2021, the Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. To conserve its cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020 the Company furloughed employees, who returned to work after the Company received proceeds from the PPP Loan. The Company also reduced discretionary spending in 2020. See Note 2, Liquidity for discussion on Company liquidity.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
Supply chain disruptions which began during the pandemic have continued and may continue for the foreseeable future. While the Company’s operations have not been materially impacted by the general trends in supply chain problems, the Company continues to monitor and assess potential risks.

Basis of Presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share, per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2021, the more significant estimates include (1) revenue recognition, in regards to deferred revenues and the contract term and valuation allowances of accounts receivable, (2) the inputs used in the impairment analysis of goodwill, (3) the estimated useful lives of intangible assets and property and equipment, (4) the inputs used in determining the fair value of equity-based awards, (5) the valuation allowance related to deferred tax assets, (6) the inventory reserves, (7) state sales and use tax accruals and (8) warranty claims.

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
(In thousands, except share, and per share amounts and number of lasers)
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

The fair value of cash and cash equivalents and restricted cash are based on their respective demand value, which are equal to the carrying value. The carrying value of all short-term monetary assets and liabilities is estimated to be approximate to their fair value due to the short-term nature of these instruments. As of September 30, 2021 and December 31, 2020, the carrying value of the note payable and the Company’s long term debt are estimated to approximate fair value.

Earnings Per Share
The Company calculates earnings (loss) per common share and Preferred Series C share in accordance with ASC 260, Earnings per Share. Under ASC 260, basic loss per common share and Preferred Series C share is calculated by dividing the loss attributable to common shares and Preferred Series C shares by the weighted-average number of common shares and Preferred Series C shares outstanding during the reporting period and excludes dilution for potentially dilutive securities. Diluted loss per common share and Preferred Series C share gives effect to dilutive options, warrants and other potential common shares outstanding during the period.

No shares of the Company’s Series C Convertible Preferred Stock were outstanding as of September 30, 2021 and 2020. These shares were subordinate to all other securities at the same subordination level as common stock and they participated in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C Convertible Preferred Shares met the definition of common stock under ASC 260. Earnings per share is presented for each class of security meeting the definition of common stock. The loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The Company considered its Series C Convertible Preferred Stock to be participating securities in the presentation of earnings (loss) per share. For the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, diluted loss per common share and Series C Convertible Preferred Stock share is equal to the basic loss per common share and Series C Convertible Preferred Stock share, respectively, since all potentially dilutive securities were anti-dilutive.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
The following table sets forth the potentially dilutive securities outstanding as of September 30, 2021 and 2020 that have been excluded from the loss per share calculation as their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Common stock purchase warrants	373,626	149,901
Restricted stock units	144,497	119,330
Common stock options	3,963,889	4,908,038
Total	4,482,012	5,177,269

Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 on January 1, 2021 did not have a material effect on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Statements. This pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance in March 2020, and will apply through December 31, 2022. The Company continues to evaluate the temporary expedients and options available under this guidance and the effects of these pronouncements, and as the Company does not have any hedging activities does not believe this will have a material effect on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas.” The guidance is effective beginning after December 15, 2023 and early adoption is permitted. The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but could in the future.

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company does not believe this will have a material effect on its condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 2
Liquidity

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from the PPP loan, which was forgiven, and the EIDL loan (each as defined in Note 10 below) that was repaid at the time the senior credit facility entered into with MidCap Financial Trust in September 2021 (see Note 10). Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings (see Note 16).  Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets and supply chain disruptions could interfere with the Company’s ability to access financing and on favorable terms.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but excludes any equipment accounted for as leases. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,549, and the Company expects to recognize $1,148 of the remaining performance obligations within one year and the balance over one to three years. At September 30, 2021, $1,506 of the $1,549 remaining performance obligations are comprised of the deferred revenue acquired in connection with the RA Medical asset acquisition. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable. Contract liabilities primarily relate to extended warranties where the Company has received payments, but has not yet satisfied the related performance obligations.

The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of September 30, 2021, the $1,148 of short-term contract liabilities is presented as deferred revenues and the $401 of long-term contract liabilities is presented within Other Liabilities on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021 and 2020, the Company recognized $19 and $73, and $52 and $162 respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2020, and 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

The Company records co-pay reimbursements made to patients receiving laser treatments as a reduction of revenue. For the three and nine months ended September 30, 2021, and 2020, the Company recorded such reimbursements in the amounts of $199 and $542, and $160 and $414, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
The following tables present the Company’s revenue disaggregated by geographical region for the three and nine months ended September 30, 2021 and 2020, respectively. Domestic refers to revenue from customers based in the United States, and substantially all foreign revenue is derived from sales to our distributors, primarily in Asia.

	Three Months Ended September 30, 2021
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,370	$519	$5,889
Foreign	340	1,482	1,822
Total	$5,710	$2,001	$7,711

	Nine Months Ended September 30, 2021
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$14,923	$1,113	$16,036
Foreign	918	3,966	4,884
Total	$15,841	$5,079	$20,920

	Three Months Ended September 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$3,690	$261	$3,951
Foreign	145	1,517	1,662
Total	$3,835	$1,778	$5,613

	Nine Months Ended September 30, 2020
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$11,957	$701	$12,658
Foreign	375	3,340	3,715
Total	$12,332	$4,041	$16,373

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of September 30, 2021:

Remaining 2021	$390
2022	1,556
2023	1,479
2024	1,076
2025	362
Thereafter	-
Total	$4,863

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 4
Acquisition of Pharos Assets and Liabilities

In August 2021, the Company acquired certain assets and liabilities related to the U.S. dermatology Pharos business from Ra Medical Systems, Inc. (“Ra Medical”). Ra Medical’s Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma. The acquisition of these assets and liabilities allows the Company to market its full business solutions to Ra Medical’s existing customer base comprised of 400 dermatology practices offering opportunities to increase its recurring revenue base and a pathway to gain additional placements for the Company’s XTRAC excimer laser system.

The purchase price of $3,700 was paid in cash at the time of acquisition. In addition, the Company assumed certain extended warranty service contracts associated with acquired laser system products. Concurrent with the purchase of the net assets, the Company and Ra Medical entered into a services agreement whereby Ra Medical will provide certain transitional services for the Company as it integrates the acquired assets into the Company. The Company determined this transaction represented an asset acquisition as substantially all of the value was in the acquired customer list intangible asset as defined by ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated, on a relative fair basis, to the acquired inventory, customer lists and deferred revenue as follows (in thousands):

Consideration:
Cash payment	$3,700
Transaction costs	57
Total consideration	$3,757

Assets acquired:
Inventory	$284
Customer lists	5,314
Total assets acquired	$5,598

Liabilities assumed:
Deferred revenues - service contracts	$1,841
Total liabilities assumed	$1,841

Net assets acquired	$3,757

The customer lists intangible asset is being amortized on a straight-line basis over a period of twelve years. As the transaction was accounted for as an asset acquisition, the Company allocated consideration paid to the inventory acquired and the deferred revenue assumed with the remaining consideration paid allocated to the customer lists intangible asset which also equal its estimated fair value. The intangible asset was valued using an excess earnings model. Significant assumptions used in the excess earnings model include estimated customer sales growth, customer attrition, and weighted average cost of capital of 3%, 5% and 17%, respectively.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 5
Inventories:

Inventories consist of:

	September 30, 2021	December 31, 2020
Raw materials and work-in-process	$3,024	$2,949
Finished goods	201	495
Total inventories	$3,225	$3,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of:

	September 30, 2021	December 31, 2020
Lasers placed-in-service	$25,190	$22,942
Equipment, computer hardware and software	224	146
Furniture and fixtures	236	243
Leasehold improvements	43	43
	25,693	23,374
Accumulated depreciation and amortization	(19,290)	(17,845)
Property and equipment, net	$6,403	$5,529

Depreciation and related amortization expense was $575 and $1,576, and $454 and $1,535 for the three and nine months ended September 30, 2021, and 2020, respectively. During the nine months ended September 30, 2021, the Company recognized a $73 loss on the disposal of property and equipment with an original cost of $204 and accumulated depreciation of $131 at the time of disposal.

Note 7
Intangible Assets, net:

Set forth below is a detailed listing of definite-lived intangible assets as of September 30, 2021:

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(3,562)	$2,138
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(4,313)	2,587
Tradenames	1,500	(938)	562
Pharos customer list	5,314	(55)	5,259
	$21,414	$(10,868)	$10,546

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
The following table is a detailed listing of definite-lived intangible assets as of December 31, 2020:

	Balance	Accumulated Amortization	Intangible assets, net
Core technology	$5,700	$(3,135)	$2,565
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(3,795)	3,105
Tradenames	1,500	(825)	675
	$16,100	$(9,755)	$6,345

In August 2021, the Company acquired customer lists in connection with the Ra Medical asset acquisition with an estimated fair value of $5,314 at the time of acquisition (see Note 3).

Amortization expense was $408 and $1,113, and $353 and $1,258 for the three and nine months ended September 30, 2021, and 2020, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the nine months ended September 30, 2021.

Estimated amortization expense for the above amortizable intangible assets for future periods is as follows:

Remaining 2021	$463
2022	1,853
2023	1,853
2024	1,853
2025	1,148
Thereafter	3,376
Total	$10,546

Note 8
Other Accrued Liabilities:

Other accrued liabilities consist of:

	September 30, 2021	December 31, 2020

Accrued warranty, current	$54	$87
Accrued compensation, including commissions and vacation	1,578	891
Accrued state sales, use and other taxes	3,152	3,105
Accrued professional fees and other accrued liabilities	764	607
Total other accrued liabilities	$5,548	$4,690

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
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
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

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities and other liabilities on the condensed consolidated balance sheets. The activity in the warranty accrual during the three and nine months ended September 30, 2021, and 2020, is summarized as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2021	2020	2021	2020
Accrual at beginning of period	$98	$139	$113	$232
Additions charged to warranty expense	11	37	52	46
Expiring warranties/claimed satisfied	(28)	(41)	(84)	(143)
Total	81	135	81	135
Less: current portion	(54)	(107)	(54)	(107)
Total long-term accrued warranty costs	$27	$28	$27	$28

Note 9
Note Payable

On December 30, 2020, the Company had renewed its $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company's obligations under the Note were secured by an Assignment and Pledge of Time Deposit, under which the Company had pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal was due on December 30, 2021 with no penalties for prepayments. The interest rate is fixed at 1.40%. The secured time deposit had a fixed interest rate of 0.40%. On September 30, 2021, the Company repaid the Note with the proceeds from the Time Deposit.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 10
Long-term Debt:

Senior Term Facility
On September 30 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8.0 million senior term loan that was drawn upon by the Company upon executing the agreement. On September 30, 2021, the Company also repaid the outstanding principal and interest for its Note Payable (Note 9) and the Economic Injury Disaster Loan. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% and matures on September 1, 2026, unless terminated earlier. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest and all borrowings are secured by substantially all of the Company’s assets.

The Company may voluntarily prepay the outstanding term loan, with such prepayment at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within twelve months of September 30, 2021, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twelve months and twenty-four months after September 30, 2021, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twenty-four months and thirty-six months after September 30, 2021, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after thirty-six months after September 30, 2021 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to not have less than $24.0 million of net revenue for the trailing 12-month period as of September 30, 2021, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. The minimum net revenue threshold will increase to $30.0 million by December 31, 2023. At September 30, 2021, the Company was in compliance with all financial and nonfinancial covenants within the Senior Term Facility. At December 31, 2021, the minimum net revenue threshold will be $25.0 million.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (xi) regulatory matters, (xii) failure to remain a publicly traded company and (xiii) material adverse event.  Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. On September 30, 2021, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Credit Agreement, had not occurred and was remote.

In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company's common stock at an initial exercise price of $1.82 per share. The warrants are equity classified and are exercisable at any time on or prior to the tenth anniversary of their issue date. The estimated fair value of the warrants was $0.6 million and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.5% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $0.1 million. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. No interest or amortization of debt discount was recognized during the three and nine months ended September 30, 2021 in connection with the Senior Term Facility.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
Future minimum principal payments at September 30, 2021 are as follows (in thousands):

2024	$1,000
2025	4,000
2026	3,000
Total	$8,000

Paycheck Protection Program Loan
On April 22, 2020, the Company closed a loan of $2,028 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan would have matured on May 1, 2022 and bore an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but was deferred until the SBA approved of the forgiveness amount. In the second quarter of 2021, the Company received notification that the PPP loan had been forgiven. In the second quarter, the Company recorded a gain on the forgiveness of debt in the amount of the loan of $2,028.

Economic Injury Disaster Loan
On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrued at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest was payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. On September 30, 2021, the Company repaid this loan.

Note 11
Stock-based Compensation:

On October 27, 2016, the Company’s stockholders approved the Company’s adoption of the new 2016 Omnibus Incentive Stock Plan (“2016 Plan”) having 2,058,880 shares available for issuance in respect of awards made thereunder. The Company terminated the 2013 Stock Incentive Plan in October 2016. On May 29, 2018, the Company’s stockholders approved the Company’s amendment to the 2016 Plan to increase the number of the Company’s common stock available for grants under the plan by 3,134,365. On July 7, 2021, the shareholders approved an amendment to the 2016 Omnibus Incentive Plan to increase the number of shares of common stock for issuance by 2,700,000. As of September 30, 2021, there were 3,853,038 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the awards. The Company recorded share‑based compensation expense of $320 and $1,563, $403 and $1,243 for the three and nine months ended September 30, 2021, and 2020, respectively and within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2021	5,292,888	$1.87
Granted	2,043,714	$1.67
Exercised	(1,557,628)	$1.12
Forfeited/expired	(1,815,085)	$1.84
Outstanding at September 30, 2021	3,963,889	$2.05	8.2
Exercisable at September 30, 2021	1,236,841	$2.77	5.6

The weighted‑average grant date fair value of options granted was $1.24 per share during the nine months ended September 30, 2021. There were no options granted during the nine months ended September 30, 2020. As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $2,720, which the Company expects to recognize over a weighted‑average period of approximately 2.4 years. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2021 was $558 and $53, respectively.

For the nine months ended September 30, 2021, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected volatility	90.4%
Risk‑free interest rate	1.0%
Expected life (in years)	5.9
Expected dividend yield	0%
Fair value of common stock	$1.68

During the nine months ended September 30, 2021, there were 1,557,628 options that were exercised on a cashless basis at $1.12 per share resulting in the net issuance of 329,076 shares of common stock.

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

Restricted Stock Units

Restricted stock unit unvested are summarized in the following table:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2021	-	$-
Granted	290,861	$1.44
Vested	(146,364)	$1.42
Unvested at September 30, 2021	144,497	$1.45

As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $167, which the Company expects to recognize over a weighted‑average period of approximately 0.8 years.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 12
Income Taxes:

The Company accounts for income taxes using the asset and liability method. The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Income tax expense of $4 and of $12, and $72 and $207 for the three and nine months ended September 30, 2021, and 2020, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

Three Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$5,710	$2,001	$7,711
Costs of revenues	1,512	823	2,335
Gross profit	4,198	1,178	5,376
Gross profit %	73.5%	58.9%	69.7%

Allocated operating expenses:
Engineering and product development	333	38	371
Selling and marketing	3,094	201	3,295
Unallocated operating expenses	-	-	2,175
	3,427	239	5,841
Income (loss) from operations	771	939	(465)
Interest expense, net	-	-	(52)
Income (loss) before income taxes	$771	$939	$(517)

Nine Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues	$15,841	$5,079	$20,920
Costs of revenues	4,648	2,422	7,070
Gross profit	11,193	2,657	13,850
Gross profit %	70.7%	52.3%	66.2%

Allocated operating expenses:
Engineering and product development	1,013	145	1,158
Selling and marketing	8,805	582	9,387
Unallocated operating expenses	-	-	7,085
	9,818	727	17,630
Income (loss) from operations	1,375	1,930	(3,780)
Gain on forgiveness of debt	-	-	2,028
Interest expense, net	-	-	(93)
Income (loss) before income taxes	$1,375	$1,930	$(1,845)

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
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

Note 14
Significant Customer Concentration:

For the three months ended September 30, 2021, there were no customers representing more than 10% of revenues. For the nine months ended September 30, 2021, there was one customer whose sales were $2,220, or 10.6% of total revenues for such period.  There was one other customer that represented 10.5% of accounts receivable as of September 30, 2021.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)
For the three and nine months ended September 30, 2020, revenues from the sales to the Company’s international master distributor were $846 and $2,149, or 15.1% and 13.1%, respectively, of total revenues for such periods. For the three months ended September 30, 2020 revenues from another distributor were $632 or 11.3% of total revenue for the period. No other distributor or customer represented more than 10% of total Company revenues for the three and nine months ended September 30, 2020.

Note 15
Commitments:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company's leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 4 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise. On May 1, 2019, the Company entered into an addendum with FR National Life, LLC for the Carlsbad, California facility for five years which began on October 1, 2019. Included in cash flows provided by operations for the nine months ended September 30, 2021, and 2020, there was amortization of right-of-use assets of $261 and $242, respectively.

Operating lease costs were $108 and $331, and $112 and $336 for the three and nine months ended September 30, 2021, and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $113 and $344 for the three and nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 2.4 years. The following table summarizes the Company’s operating lease maturities as of September 30, 2021:

For the year ending December 31,	Amount
Remaining 2021	$122
2022	371
2023	242
2024	186
Total remaining lease payments	921
Less: imputed interest	(117)
Total lease liabilities	$804

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

Note 16
Subsequent Events:

In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. If the Company chooses, the shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement.

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

Introduction, Outlook and Overview of Business Operations

STRATA Skin Sciences is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2021, there were 880 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedure model, an increase from 832 at the end of December 31, 2020. Under the dermatology recurring procedure model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In September 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct capital sales and recurring revenue for the country of Japan.

In February 2021, we signed an agreement with our Chinese distributor for a combination of direct capital sales and recurring revenues for the country of China.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

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

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on our recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chain from China and other countries that we depend upon to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure by implementing business continuity plans to promote the safety and security of our employees, while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, we are providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering facilities. The Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. In addition, we created and executed programs utilizing our direct to consumer advertising and call center to contact patients and partner clinics to restart our partners’ businesses.

In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time.

Supply chain disruptions which began during the pandemic have continued and may continue for the foreseeable future. While the Company’s operations have not been materially impacted by the general trends in supply chain problems, the Company continues to monitor and assess potential risks.

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first three-quarters of fiscal 2021, and we expect it will continue to have a negative impact on revenues, earnings and cash flows in fiscal 2021. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

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

Recent Developments

Acquisition of the U.S. dermatology Pharos net assets of Ra Medical Systems
On August 16, 2021, we acquired certain net assets of Pharos dermatology from Ra Medical Systems, Inc. for a cash payment of $3,757, inclusive of transaction costs of $57, for certain assets and the assumption of estimated existing customer warranty and service agreement liabilities and certain other assumed liabilities. We also signed a services agreement under which Ra Medical Systems will provide certain services for the Company as it integrates the acquired assets into the Company. Ra Medical’s Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma. The acquisition of these assets and liabilities allows the Company to market its full business solutions to Ra Medical’s existing customer base comprised of 400 dermatology practices offering opportunities to increase its recurring revenue base and a pathway to gain additional placements for the Company’s XTRAC excimer laser system.

Senior Term Facility with MidCap Financial Trust
On September 30, 2021, we entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein and borrowed $8.0 million in the form of a senior term loan. The term loan bears interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% and matures on September 1, 2026, unless terminated earlier. We are obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, we will make 24 equal monthly principal payments plus interest and all borrowings are secured by substantially all of our assets.

We may, at our option, prepay the outstanding term loan, with such prepayment at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, we will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within twelve months of September 30, 2021, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twelve months and twenty-four months after September 30, 2021, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twenty-four months and thirty-six months after September 30, 2021, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after thirty-six months after September 30, 2021 and prior to the maturity date.

We are subject to customary affirmative and negative covenant requirements and also subject to a trailing twelve-month net revenue financial covenant requirement. In the event of default, including covenant violations, the lenders could request that all principal and unpaid interest and penalties be due upon demand.

In connection with entering into the credit facility, the Company issued an affiliate of MidCap a warrant to purchase 373,626 shares of the Company's common stock for an exercise price of $1.82. The warrant is exercisable at any time on or prior to the tenth anniversary of its issue date.

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

In the second quarter of 2021, we received notification the PPP loan had been forgiven and recorded a gain on forgiveness of debt in the amount of the loan of $2,028.

Economic Injury Disaster Loan
On May 22, 2020, we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on our business. The principal amount of the EIDL Loan is up to $500, with proceeds to be used for working capital purposes and is collateralized by all of our assets. On June 12, 2020, we received these funds from the SBA. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest was payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. On September 30, 2021, we repaid the loan.

Note Payable
On December 30, 2020, the Company had renewed its $7,275 loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). On September 30, 2021, we repaid our $7,275 loan with a commercial bank with the proceeds from with the proceeds of a pledged time deposit held by this commercial bank.

Equity Distribution Agreement
In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended September 30, 2021. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020, of our Annual Report on Form 10-K as filed with the SEC on March 25, 2021.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Dermatology Recurring Procedures	$5,710	$3,835	$15,841	$12,332
Dermatology Procedures Equipment	2,001	1,778	5,079	4,041
Total Revenues	$7,711	$5,613	$20,920	$16,373

Dermatology Recurring Procedures
The ongoing COVID-19 pandemic has had a negative impact on our results for the third quarter of 2021 and 2020, and we expect it will have a negative impact on its revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended September 30, 2021, was $5,710, which we estimate is approximately 81,000 treatments, with prices between $65 to $95 per treatment compared to recognized recurring treatment revenue for the three months ended September 30, 2020 of $3,835, which we estimate is approximately 55,000 treatments, with prices between $65 to $95 per treatment.

Recognized treatment revenue for the nine months ending September 30, 2021, was $15,841, which we estimate is approximately 226,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the nine months ended September 30, 2020, of $12,332, which is approximately 177,000 treatments with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During 2020, we reduced our direct to consumer advertising spend, however as the country began to adapt to COVID-19 and vaccines became available during 2021, we increased spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue and increase spend in marketing activities as well. The increase in spending on these programs usually precedes the recurring revenue in our past experience as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months. Subject to governmental responses to variants of COVID-19 we may curtail spending again in certain areas or redirect spending to less impacted areas.
Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2021, and 2020, we deferred net revenues of $2,107 and $1,391, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Lower deferred revenue from the fourth quarter 2020 negatively impacted the first half of 2021 as compared to the first half of 2020 when higher deferred revenue favorable impacted that period.

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

Dermatology Procedures Equipment
The ongoing COVID-19 pandemic has had a negative impact on our results for the first nine months of 2021 and 2020, and we expect it will have a negative impact on its revenue for as long as the pandemic continues. For the three months ended September 30, 2021, dermatology equipment revenues were $2,001. Internationally, we sold 11 systems (3 XTRAC and 8 VTRAC). Domestically, there were no systems sold during the three months ended September 30, 2021.

For the three months ended September 30, 2020, dermatology equipment revenues were $1,778. Internationally, we sold 19 systems (8 XTRAC and 11 VTRAC). Domestically, we sold one XTRAC system during the three months ended September 30, 2020.

For the nine months ended September 30, 2021, dermatology equipment revenues were $5,079. Internationally, we sold 27 systems (19 XTRAC and 8 VTRAC). Domestically, we sold 5 XTRAC systems during the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, dermatology equipment revenues were $4,041. Internationally, we sold 29 systems (10 XTRAC and 19 VTRAC). Domestically, we sold 2 XTRAC systems for the nine months ended September 30, 2020.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Dermatology Recurring Procedures	$1,512	$1,368	$4,648	$4,534
Dermatology Procedures Equipment	823	1,015	2,422	2,246
Total Cost of Revenues	$2,335	$2,383	$7,070	$6,780

Gross Profit Analysis
The following tables present changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,711	$5,613	$20,920	$16,373
Cost of revenues	2,335	2,383	7,070	6,780
Gross profit	$5,376	$3,230	$13,850	$9,593
Gross profit percentage	69.7%	57.5%	66.2%	58.6%

Gross profit increased to $5,376 for the three months ended September 30, 2021 from $3,230 during the same period in 2020. As a percent of revenue, the gross margin was 69.7% for the three months ended September 30, 2021, as compared to 57.5% for the same period in 2020.

Gross profit increased to $13,850 for the nine months ended September 30, 2021 from $9,593 during the same period in 2020. As a percent of revenue, the gross margin was 66.2% for the nine months ended September 30, 2021, as compared to 58.6% for the same period in 2020 and the increase was primarily the result of higher sales due to a reduction of cases in the COVID-19 pandemic as well as the recognition of deferred service contract revenue assumed in connection with the asset acquisition of RA Medical.

The following tables present changes in our gross margin, by segment for the periods presented below:

Dermatology Recurring Procedures	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$5,710	$3,835	$15,841	$12,332
Cost of revenues	1,512	1,368	4,648	4,534
Gross profit	$4,198	$2,467	$11,193	$7,798
Gross profit percentage	73.5%	64.3%	70.7%	63.2%

The primary reasons for the increase in gross profit for the three and nine months ended September 30, 2021 was the result of higher sales, partially offset by higher depreciation expenses in the third quarter of 2021 and partially offset by an unfavorable impact of deferred revenue in 2021 as compared to 2020.

Dermatology Procedures Equipment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$2,001	$1,778	$5,079	$4,041
Cost of revenues	823	1,015	2,422	2,246
Gross profit	$1,178	$763	$2,657	$1,795
Gross profit percentage	58.9%	42.9%	52.3%	44.4%

The primary reason for the change in gross margin percent for the three and nine months ended September 30, 2021 as compared to the same period in 2020 was the result of product mix and higher sales margins and the recognition of deferred service revenue associated with assumed service contracts from RA Medical.

Engineering and Product Development
For the three months ended September 30, 2021, engineering and product development expenses were $371 as compared to $411 for the three months ended September 30, 2020. Engineering and product development costs for the nine months ending September 30, 2021 were $1,158, compared to $950 for the nine months ended September 30, 2020. Engineering and product development costs during the nine-month period were higher primarily as a result of consulting costs associated with certain development projects.

Selling and Marketing Expenses
As of September 30, 2021, our sales and marketing personnel consisted of 61 full-time positions, inclusive of a vice president of sales, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the three months ended September 30, 2021, selling and marketing expenses were $3,295 compared to $2,051 for the three months ended September 30, 2020. For the nine months ended September 30, 2021 selling and marketing costs were $9,387 as compared to $6,446 for the nine months ended September 30, 2020. Sales and marketing expenses for the three and nine months ended September 30, 2021 were higher, as compared to the same periods in 2020, as we made investments in sales and marketing and direct to consumer advertising, while in 2020 we managed our costs due to the downturn in business as a result of the COVID-19 pandemic, with lower tradeshow costs, compensation costs, commissions, travel and direct-to-consumer advertising costs.

General and Administrative Expenses
For the three months ended September 30, 2021, general and administrative expenses increased to $2,175 from $1,929 for the three months ended September 30, 2020. For the nine months ended September 30, 2021 general and administration costs were $7,085 compared to $5,921 for the nine months ended September 30, 2020. General and administrative expenses were higher for the three and nine months ended September 30, 2021, as compared to the same periods in 2020.  The increase is primarily due to higher compensation, severance and stock option costs as a result of the CEO transition in the first quarter of 2021.

Gain on Forgiveness of Debt
During the nine months ended September 30, 2021, we received notification our PPP loan had been forgiven and we recorded a gain on forgiveness of debt of $2,028.

Interest Expense, net
Interest expense is primarily attributable to our debt obligations offset by the interest income we receive on our cash, cash equivalents and restricted cash held with financial institutions. Interest expense, net of interest income, was not material during the three and nine months ended September 30, 2021, and 2020.

Income Taxes
We recognized income tax expense of $4 for the three months ended September 30, 2021 as compared to $72 for the three months ended September 30, 2020, all of which were comprised primarily of changes in deferred tax liability related to goodwill. There are no federal and state taxes on the PPP loan forgiveness so therefore there was no impact on our income taxes. We recognized an income tax expense of $12 for the nine months ended September 30, 2021 as compared to $207 for the nine months ended September 30, 2020 all of which were comprised primarily of changes in deferred tax liability related to goodwill.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(521)	$(1,254)	$(1,857)	$(3,969)

Adjustments:
Depreciation and amortization	983	807	2,689	2,793
Amortization of right-of-use-asset	87	83	261	242
Loss (gain) on disposal of property and equipment	10	4	73	23
Income taxes	4	72	12	207
Gain on forgiveness of debt	-	-	(2,028)	-
Interest expense, net	52	21	93	38
Non-GAAP EBITDA	615	(267)	(757)	(666)
Stock compensation	320	403	1,563	1,243
Non-GAAP adjusted EBITDA	$935	$136	$806	$577

Liquidity and Capital Resources
As of September 30, 2021, we had $7,892 of working capital compared to $5,993 as of December 31, 2020. The change in working capital was primarily the result of an increase in cash and cash equivalents and the settlement of current debt obligations that were offset by increases in other accrued liabilities and deferred revenue assumed in connection with our asset acquisition with RA Medical. Cash, cash equivalents and restricted cash were $13,047 as of September 30, 2021, as compared to $18,112 as of December 31, 2020.

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

In the second quarter of 2021, we received notification the PPP loan had been forgiven. We recorded a gain on forgiveness of debt in the amount of the loan of $2,028.

In June 2020, we obtained an EIDL loan with principal amount of $500. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (twelve months from the date of the promissory note) in the amount of $2. In March of 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest is payable over the next thirty years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP loan. On September 30, 2021, we repaid the loan.

On September 30, 2021, we repaid our $7,275 loan with a commercial bank with the proceeds from the pledged time deposit held by this commercial bank.

Senior Term Facility with MidCap Financial Trust
In September 2021, we entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein and borrowed $8.0 million in the form of a senior term loan. The term loan bears interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% and matures on September 1, 2026, unless terminated earlier. We are obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, we will make 24 equal monthly principal payments plus interest and all borrowings are secured by substantially all of our assets.

We may, at our option, prepay the outstanding term loan, with such prepayment at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, we will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within twelve months of September 30, 2021, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twelve months and twenty-four months after September 30, 2021, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between twenty-four months and thirty-six months after September 30, 2021, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after thirty-six months after September 30, 2021 and prior to the maturity date.

We are subject to customary affirmative and negative covenant requirements and also subject to a trailing twelve-month net revenue financial covenant requirement. In the event of default, including covenant violations, the lenders could request that all principal and unpaid interest and penalties be due upon demand.

COVID-19

We have been negatively impacted by the ongoing COVID-19 pandemic, have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate and meet our obligations in the ordinary course of business. During the COVID-19 pandemic, we received cash proceeds from the PPP loan, which was forgiven, and the EIDL loan which has been repaid. Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of the Company’s products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations through the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements.  However, the negative impact of the ongoing COVID-19 outbreak and its variants on the financial markets could interfere with our ability to access financing and on favorable terms.

Net cash and cash equivalents and restricted cash provided by operating activities was $839 for the nine months ended September 30, 2021, compared to cash provided by operating activities of $1,750 for the nine months ended September 30, 2020. The decrease in cash flows provided by operating activities for the nine months ended September 30, 2021 was the result of a lower change in our net assets of $992 and primarily attributable to COVID-19 and its impact on billings and delayed vendor payments.

Net cash and cash equivalents and restricted cash used in investing activities was $5,996 for the nine months ended September 30, 2021, compared to cash used in investing activities of $1,447 for the nine months ended September 30, 2020. The increase is the result of the cost of lasers placed in service in 2021 as compared to 2020, and the asset purchase of Ra Medical.

During the nine months ended September 30, 2021, we received net proceeds of $7,867 from our senior term facility with MidCap offset by debt repayments of $7,775 associated with our note payable and EIDL loan. For the nine months ended September 30, 2020, we received $2,528 in proceeds from borrowings under our PPP loan and EIDL loan.

Commitments and Contingencies
There were no items, except as described above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2020 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
At September 30, 2021, we had no off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2021. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

3.1
Fifth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 contained in our Registration Statement on Form S-3 (File No. 333-258814), as filed on August 13, 2021).

3.2	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 contained in our Current Report on Form 8-K as filed on January 8, 2016).
10.1
Asset Purchase Agreement, dated as of August 16, 2021, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K as filed on August 17, 2021).

10.2
Credit and Security Agreement, dated as of September 30, 2021, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K as filed on October 4, 2021).

10.3
Intellectual Property Security Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Financial Trust (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K as filed on October 4, 2021).

10.4
Warrant Agreement to Purchase Shares of the Common Stock of STRATA Skin Sciences, Inc., dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (Incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K as filed on October 4, 2021).

10.5
Registration Rights Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (Incorporated by reference to Exhibit 10.4 contained in our Current Report on Form 8-K as filed on October 4, 2021).

10.6	Form of Management Change in Control Agreement

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date November 12, 2021	By:	/s/ Robert J. Moccia
Name Robert J. Moccia
Title President & Chief Executive Officer

Date November 12, 2021	By:	/s/ Christopher Lesovitz
Name Christopher Lesovitz
Title Chief Financial Officer