Form 10-K
period 2021-12-31
STRATA Skin Sciences, Inc.
filed 2022-03-21
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11635

STRATA SKIN SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3986004
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Walnut Grove Drive, Suite 140 Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (215) 619-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value	SSKN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of our common stock as of June 30, 2021 was 33,889,239 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $25,923,351, computed by reference to the closing market price of $1.56 of the common stock as of June 30, 2021 and 16,617,533 shares held by non-affiliates. As of March 18, 2022, the number of shares outstanding of our common stock was 34,723,046.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	forecasts of future business performance, consumer trends and macro-economic conditions;

●	descriptions of market, competitive conditions, and competitive product introductions;

●	descriptions of plans or objectives of management for future operations, products or services;

●	actions by the FDA or other regulatory agencies with respect to our products or product candidates;

●	changes to third-party reimbursement of laser treatments using our devices;

●	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	anticipated results of existing or future litigation;

●	health emergencies, the spread of infectious disease or pandemics; and

●	descriptions or assumptions underlying or related to any of the above items.

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

You should read this Annual Report and the documents that we reference in this Annual Report as exhibits with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1.	BUSINESS

Our Company

Overview

We are a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions.  Our products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.  We have recently acquired the TheraClear ® acne treatment device to broaden our opportunity with expansion potential into the acne care market.

Corporate Overview

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

In August 2021 and January 2022, we acquired certain assets and certain liabilities related to the Pharos U.S. dermatology business of Ra Medical Systems, Inc. and devices related to the TheraClear business of Theravant Corporation, respectively.

Impact of COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While most offices reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto, including legislative or regulatory as well as the percentage of the populace vaccinated and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted. Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on our recurring revenue model and our financial position and cash flow. The virus has disrupted the supply chains world-wide that we depend upon to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure by implementing business continuity plans to promote the safety and security of our employees, while complying with various government mandates, including work-from-home arrangements, social-distancing initiatives to reduce the transmission of COVID-19, and complying with federal and local regulations at our facilities. The Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. In addition, we created and executed programs utilizing our direct to consumer advertising and call center to contact patients and partner clinics to restart our partners’ businesses. In the event our own employees are impacted through direct or ancillary contact with a person who has the virus, we may need to devise other methods of transacting business in our offices by working from home and or potentially ceasing operations for a period of time. Supply chain disruptions which began during the pandemic have continued and may continue for the foreseeable future. While the Company’s operations have not been materially impacted by the general trends in supply chain problems, the Company continues to monitor and assess potential risks. The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance for fiscal 2021, and we expect it will continue to have a negative impact on revenues, earnings and cash flows in fiscal 2022. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

XTRAC and Pharos Systems and VTRAC Systems

The XTRAC and Pharos excimer laser technology emits highly concentrated UV light targeted primarily towards autoimmune dermatological skin disorders such as psoriasis, vitiligo, atopic dermatitis, and eczema, among others.  The XTRAC system received U.S. Food and Drug Administration (“FDA”) clearance in 2000 and the Pharos in 2004, and excimer laser has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases.  Psoriasis and vitiligo alone affect up to 13 million people in the U.S. and 190 million people worldwide.  VTRAC is a UV light lamp system that works in much the same way as the XTRAC.  It received FDA clearance in August 2005 and Conformité Européenne (“CE”) mark approval in January 2006 and has been marketed exclusively in international markets.

Present in natural sunlight, ultraviolet B (“UVB”) is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells thereby placing the disease into remission for a period of time.  Studies have shown that the remission time can last three to six months or longer.  In our XTRAC system, our targeted therapy approach delivers optimum amounts of UVB light directly to skin lesions, sparing healthy tissue.  Many peer reviewed studies have proven that the XTRAC excimer laser can clear psoriasis faster and produce longer remissions than other UVB modalities, resulting in fewer treatments to produce the desired result.

We currently market four XTRAC excimer models.  In October 2018, we announced the launch of XTRAC S3®, which, as compared to previous XTRAC generations, is smaller, faster and has a new user interface.  In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform.  This clearance is the first full platform clearance since 2008.  Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database.  We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets.  The Momentum, S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis (referred to herein as the dermatology recurring procedures model or segment).  We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 890 systems were, as of December 31, 2021, included in our dermatology recurring procedures revenue model.  The Pharos business provides the opportunity for us to convert the customer base to our dermatology recurring procedures revenue model.  The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management.  Until 2019, in markets outside the U.S. the XTRAC laser had been marketed primarily as dermatology procedures equipment sales through distributors in over twenty-five countries.  The VTRAC is marketed exclusively in international markets through the same distributors.

Since 2019, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. In January 2022 our agreement with our master distributor expired, and we decided to enter into direct contractual relationships with our distributors. We have signed distributor contracts in Korea (in 2019), Japan (in 2020), China (in January 2021), Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, and Iraq (in 2021). While we continue to promote the recurring revenue model where appropriate, we have learned that the model not conducive to growth in some areas and in some circumstances, in which case we encourage our distributors to pursue capital sales.

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as six to ten treatments.  Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments.  Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects.  In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world.  The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare.  XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes.  There are three applicable CPT codes that differ based on the total skin surface area being treated.  Insurance Reimbursement to physicians varies based upon insurance company and location.  The national CPT code reimbursement established by the Center for Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranges for the three codes between $160 per treatment to $250 per treatment.  (See “Third Party Reimbursement” below.)

Psoriasis, the Disease

The World Health Organization describes psoriasis as a chronic, noncommunicable, painful, disfiguring and disabling disease for which there is no cure, and which generates a great negative impact on patients’ quality of life.  It manifests itself in many forms and typically causes raised, red, scaly patches that appear on the skin and may cause itchiness, burning or stinging.  Psoriasis is also associated with other serious health conditions such as diabetes, heart disease and depression.

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

Using the XTRAC and Pharos Excimer Lasers to Treat Vitiligo and Other Skin Diseases

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease.  In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin’s melanocytes (the cells that produce melanin), which causes pigment to return.  To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy.  Based on anecdotal reports, we believe that re‑pigmentation may last for several years.  Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed.  However, over the past several years, there has been a significant increase in insurance coverage for these procedures and we estimate that currently approximately 76% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage.

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

THERACLEAR

In January 2022 we acquired the TheraClear assets from Theravant Corporation. The TheraClear Acne System delivers a two-part process for treating inflammatory acne, pustular acne and comedonal acne that combines a vacuum and broadband light that has been proven to clear skin rapidly for fast and visible reduction in acne and associated redness. Treatments are very comfortable, take 10 minutes to perform, are highly effective, and can be used on all skin types.

Competition

Our XTRAC product line competes with pharmaceutical compounds and methodologies used to treat an array of skin conditions.  Such alternative treatments may be in the form of topical products, systemic medications, and phototherapies from both large pharmaceutical and smaller devices companies.  Our major competitors for dermatological solutions include The Daavlin Company, National Biologic Corporation, and pharmaceutical companies producing topical products and systemic and biologic medications.  Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, minimal side effect profile, cost-effectiveness and reimbursement.

Our TheraClear device competes with a range of over the counter treatment methodologies, as well as prescription only medications, and in-office treatment methodologies.

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

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business.  As of December 31, 2021, 26 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. The Company maintains 15 patents from Mela Sciences, Inc. related to the MelaFind product.

We also rely on trade secrets and technical know-how in the manufacture and marketing of our products.  We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

In February 2021, the license for the exclusive rights for patents related to the delivery of treatment to vitiligo with the Icahn School of Medicine at Mount Sinai expired.  We do not believe that this will have a material impact on our business.

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

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC, STRATAPEN and TheraClear devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, premarket notification (510(k) clearance), post-market surveillance, and FDA Quality System Regulations. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices. Both XTRAC and TheraClear are Class II devices.

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

The TheraClear device has been cleared by the FDA through the 510(k) process.

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

Our TheraClear device will be manufactured for us by a third party and we purchase our STRATAPEN devices from third parties, who are subject to the same regulations. We rely on these third parties to ensure compliance with the regulations. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S. and foreign governments to permit product sales and criminal prosecution. We are, or may become, subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

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

The Health Information Technology for Economic and Clinical Health, or HITECH, Act has increased civil penalty amounts for violations of HIPAA by either covered entities or business associates up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. Imposition of these penalties is more likely now because HITECH significantly strengthens enforcement. It requires the Department of Health & Human Services (“HHS”) to conduct periodic audits to confirm compliance and to investigate any violation that involves willful neglect which carries mandatory penalties. Additionally, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis.  Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures.  In most markets, there are private insurance systems, as well as government-managed systems.  Our XTRAC products remain substantially without approval for reimbursement in many international markets under either government or private reimbursement systems.  To date, patients of the TheraClear products have had limited success in obtaining third party reimbursement for such treatments.

Many private plans key their reimbursement rates to rates set by the CMS under three distinct CPT codes based on the total skin surface area being treated.

As of December 31, 2021, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2021 national payment of $166 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2021 national payment of $181 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2021 national payment of $246 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2021, we had 115 full-time employees, which consisted of 2 executive officers, 3 vice presidents, 61 sales and marketing staff, 18 people engaged in manufacturing of lasers, 16 customer-field service personnel, 5 engaged in research and development and 10 finance and administration staff.

Customers

Domestically, our XTRAC customers consist of dermatologists and dermatological group clinics who partner with us in our dermatology procedures recurring revenue model.  As of December 31, 2021, we have 890 partner clinics throughout the United States. Internationally, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis.  We have signed contracts in Korea (in 2019), Japan (in 2020), China (in January 2021), and a number of countries in the Middle East (in 2021).

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Commission. These filings are available to the public on the Internet at the Commission’s website at http://www.sec.gov.

Our Internet address is http://www.strataskinsciences.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://strataskinsciencesinc.gcs-web.com/sec-filings our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by the Commission’s rules. The information on the website listed above is not and should not be considered part of this Report and is intended to be an inactive textual reference only.

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

•
The success of our products depends on third-party reimbursement of patients’ costs, which could result in potentially reduced prices or reduced demand and adversely affect our revenues and business operations.

•	The continuing development of our products depends upon our developing and maintaining strong working relationships with physicians.

•	Any failure in our customer education efforts could have a material adverse effect on our revenue and cash flow.

•	If revenue from significant customers declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

•	If we fail to manage our sales and marketing force or to market and distribute our products effectively, we may experience diminished revenues and profits.

•	We are reliant on a limited number of suppliers for production of our products.

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

•	Our medical device operations are subject to FDA regulatory requirements.

•	Healthcare policy changes may have a material adverse effect on us.

•	Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants’ cost.

•	We face substantial competition, which may result in others discovering, developing or commercializing products more successfully than us.

•	Consolidation in the medical device industry could have an adverse effect on our revenue and results of operations.

•	We actively employ social media as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.

•	Social media companies on which we rely for advertising may change their policies limiting our ability to reach our target markets.

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

Risks Relating to Our Business Operations

We have incurred losses for a number of years and anticipate that we will incur continued losses for the near future.

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2021 was approximately $2.7 million, and as of December 31, 2021, we had an accumulated deficit of approximately $221.7 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow. We believe that our cash and cash equivalents as of December 31, 2021, combined with the anticipated revenues from the sale of our products, will be sufficient to satisfy our working capital needs, lasers placed-in-service, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through at least the next 12 months following the filing of this Report.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. In the last 24 months, the United States and the world have experienced various levels of government shutdowns, closures and quarantines.

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

•	the potential negative impact on the health of our employees, especially if a significant number of them are impacted;

•	the impact of the pandemic our customers, which may result in an increase in past due accounts receivable, write-offs and customer bankruptcies; and

•	a deterioration in our ability to ensure business continuity during a disruption.

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

On January 10, 2022 we announced the acquisition of the TheraClear Acne Treatment Device. If we cannot successfully integrate acquisitions (including TheraClear), joint ventures and other partnerships on a timely basis, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including certain cost savings and synergies, may not be achieved. Acquisitions involve substantial risks, including:

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

The success of our products depends on third-party reimbursement of patients’ costs, which could result in potentially reduced prices or reduced demand and adversely affect our revenues and business operations.

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

In addition, medical insurance policies and treatment coverage have been and may be affected by the parameters of the ACA or successor policies enacted by the current or any new administration. While the ACA’s stated purpose is to expand access to coverage, it also mandates certain requirements regarding the types and limitations of insurance coverage. There can be no guarantee that the changes in coverage under the ACA will not affect the type and level of reimbursement for our products.

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

Currently, there is little insurance reimbursement coverage for acne treatments, such as those provided by TheraClear. In order for TheraClear to be successful, patients and decision makers will need to be able to pay for treatments without insurance reimbursement.

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

If revenue from significant customers declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

In our international business, we depend for a material portion of our sales in the international arena on several key sub-distributors. Historically, we relied on a single master distributor, GlobalMed, for international sales of our XTRAC and VTRAC products. Our agreement with GlobalMed expired on January 1, 2022 and over the last two years we have transitioned away from the historical relationship with GlobalMed and entered into direct relationships with in-country distributors and have been working to replace GlobalMed’s historical position and significance.

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

•
to set the prices and other terms and conditions for treatments using the XTRAC system in a complex legal environment so that treatments will be accepted as attractive skin health and appropriate alternatives to conventional modalities and treatments

To increase acceptance and utilization of our products, we may expand our sales and marketing programs in the U.S. While we may be able to draw on currently available personnel within our organization to meet this need, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and to broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products.

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

The medical device industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our financial condition and operating results could be adversely affected if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. For example, the development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which could have a material adverse effect on our business and prospects.

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

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. Our products are highly complex, and some are used to treat delicate skin conditions on and near a patient’s face. In addition, the clinical testing, manufacturing, marketing and use of certain of our products and procedures may also expose us to product liability, FDA regulatory and/or legal actions, or other claims. If a physician elects to apply an off-label use and the use leads to injury, we may be involved in costly litigation. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system during patient treatment may expose us to third-party claims if we are accused of providing inadequate training. We may also be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians in connection with the use of our products on patients. If these physicians are not properly trained or are negligent, the capabilities and safety features of our products may be diminished or the patient may suffer critical injury. We may also be subject to claims that are caused by the actions of our suppliers, such as those who provide us with components and sub-assemblies.

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

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, our businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or PMA from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to 12 months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from 11 months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness.

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

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. Effective January 2022 we are also required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations.

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

These changes and additional proposed changes in the future could adversely affect the demand for our products as well as the way in which we conduct our business. For example, the ACA was enacted into law in the U.S. in March 2010. They imposed on medical device manufacturers, a requirement to research into the effectiveness of treatment modalities and institute changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.

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

Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants’ cost.

We have introduced our XTRAC and VTRAC products into markets in more than 30 countries in Europe, the Middle East, Asia, Australia, South Africa and parts of Central and South America through distributors. We cannot be certain that our salesforce and distributor network will be successful in marketing our products in these or other countries or that our distributors will purchase XTRAC or VTRAC systems beyond their current contractual obligations or in accordance with our expectations. Our TheraClear device has historically been sold in several foreign countries and is subject to similar international regulatory approval requirements.

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

Social media companies on which we rely for advertising may change their policies limiting our ability to reach our target markets.

We rely on social media companies, such as Facebook and Twitter, to reach our target markets. Facebook has announced that beginning in January 2022 it will limit the ability of advertisers to target certain markets. Any restrictions by Facebook or any other social media platform on which we depend to reach our target market could have a significant impact on our ability to develop customer awareness and generate new users for our physician partners.

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

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our cash and cash equivalents, current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next 12 months following the filing of this Report. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers in the U.S. and international markets, as well as domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that an acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. One jurisdiction has assessed us, in two assessments, an aggregate amount of $1.5 million for the period from March 2014 through February 2020 including penalties and interest. We have declined an informal offer to settle at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal. In January 2021, we received notification that the administrative judge in this jurisdiction had issued an opinion finding in favor of us that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and an oral argument held in January 2022, the appeal is still in process. The second jurisdiction has made an assessment of $0.7 million from June 2015 through March 2018 plus interest of $0.2 million through April 2020. We are in the administrative appeal process in this jurisdiction as well and the timing has been impacted by the COVID-19 pandemic. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2021 and 2020, we have estimated our sales and use tax liability to be approximately $3.7 million and $3.1 million, respectively. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements remain uncertain.

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

In the event of certain contingencies, the investors in the May 2018 equity financing may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the Stock Purchase Agreements. At the closing, the Company determined certain contingencies had been met and, in July 2018, the Company issued 153,004 shares associated with those contingencies. There were additional contingencies included in the SPAs that expired in May 2020 and did not result in the issuance of shares.

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

We lease an 8,513 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. The term of the lease runs through January 2023.

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

We are currently under audit by two taxing jurisdictions, pertaining to sales and/or use tax. One jurisdiction has assessed us an amount of $1.5 million including penalties and interest, in two assessments, for the period from March 2014 through February 2020. We have declined an informal offer to settle the first assessment at a substantially lower amount and are currently in that jurisdiction’s administrative process of appeal.

In January 2021, we received notification that the administrative law judge had issued an opinion finding in favor of us that the sale of XTRAC treatment codes are not taxable as sales tax with respect to the first assessment. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and an oral argument held in January 2022, the appeal is in process.

A second jurisdiction has made an assessment of $0.7 million from June 2015 through March 2018 plus interest of $0.2 million through April 2020.  We are in this jurisdiction’s administrative process of appeal as well and the timing of the process has been impacted by the COVID-19 pandemic. If it is found we are not exempt from sales tax in these or other states then potential tax liabilities including interest and penalties would be higher than accrued amounts.

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

As of March 18, 2022, we had 34,723,046 shares of common stock issued and outstanding. This did not include (i) options to purchase 3,655,709 shares of common stock, of which 1,457,858 were vested as of March 18,  2022, (ii) unissued restricted stock units of 90,540, or (iii) 373,626 shares of common stock reserved for issuance pursuant to a warrant.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2021. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,938,613	$1.90	3,932,271
Equity compensation plans not approved by security holders	—	—	—
	3,938,613	$1.90	3,932,271

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. You should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

STRATA Skin Sciences, Inc. is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2021, there were 890 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 832 at the end of December 31, 2020. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

In September 2020, we signed a direct distribution agreement with our Japanese distributor for a combination of direct dermatology procedures equipment sales and recurring revenue for the country of Japan. In February 2021, we signed an agreement with our Chinese distributor for a combination of direct dermatology procedures equipment sales and recurring revenues for the country of China.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto, including legislative or regulatory as well as the percentage of the populace vaccinated and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which our devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on our recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chains world-wide that we depend upon to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure by implementing business continuity plans to promote the safety and security of our employees, while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19 and complying with federal and local regulations at our facilities. The Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. In addition, we created and executed programs utilizing our direct to consumer advertising and call center to contact patients and partner clinics to restart our partners’ businesses.

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

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance through fiscal 2021, and we expect it will continue to have a negative impact on revenues, earnings and cash flows until such time as the pandemic ends or the country adjusts to its ramifications. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Key Technologies

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

Recent Developments

Asset Acquisitions

In August 2021 and January 2022, we acquired certain assets and certain liabilities related to the Pharos U.S. dermatology business of Ra Medical Systems, Inc. (“Ra Medical”) and TheraClear Devices from Theravant Corporation, respectively. The Pharos asset acquisition provides us with the opportunity to market our full business solutions to Ra Medical’s existing customer base of 400 dermatology practices and increase our recurring revenue base. The Pharos transaction also provides a highly synergistic path to gain additional placements for our XTRAC excimer laser system. The TheraClear asset acquisition will allow us to further develop, commercialize and market the TheraClear Devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications.

We made upfront cash payments of $3.7 million and $0.5 million in connection with the Pharos and TheraClear asset acquisitions, respectively. In addition, Theravant Corporation received 358,367 shares of our common stock with an aggregate value of $0.5 million and is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon gross profit from future domestic sales, 25% of gross profit from international sales over the subsequent four-year period, and up to $1.0 million in future milestone payments upon the achievement of certain development and related net revenue targets.

MidCap Financing

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap Financial Trust, or MidCap. The facility bears interest at LIBOR plus 7.50%, with a LIBOR floor of 0.50%, and matures on September 1, 2026. We are obligated to make interest-only payments through September 2024. From October 2024 to maturity, we will make payments of principal and interest in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

Proceeds from our MidCap facility were used to repay, in their entirety, the outstanding principal and interest associated with our Economic Injury Disaster Loan. In September 2021, we also repaid our note payable with the proceeds from the pledged time deposit held by the lender.

Equity Distribution Agreement

In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement during fiscal 2021.

Components of Results of Operations

Revenues

To date, we have generated revenues primarily from the placement of our lasers in physicians’ offices and the related sales and rentals and the recurring revenues from our sale of treatment sessions.

Dermatology Recurring Procedures Segment: we have primarily two types of arrangements for our phototherapy treatment equipment as follows: (i) we place our lasers in a physician’s office at no charge to the physician, and generally charge the physician a fee for an agreed upon number of treatments; or (ii) we place our lasers in a physician’s office and charge the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid.

Dermatology Procedures Equipment Segment: we sell our products internationally through distributors and domestically, directly to a physician. We also derive revenues from service and repair extended warranty contracts with our existing customers.

We refer you to the section titled “—Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing elsewhere in this Annual Report on Form 10-K for additional information regarding how we account for revenues.

Sales in the United States represented 77% of our total revenues for each of the years ending December 31, 2021 and 2020, and have been generated by our direct sales force. Outside the United States, our sales are made through third-party distributors. International revenues were 23% for each of the years ended December 31, 2021 and 2020. We expect that both our United States and international revenues will increase in the near term as we continue to expand our product offerings and increase the related patient utilization in the United States, as well as grow our presence in Asia.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and the manufacture of our XTRAC and VTRAC systems. Cost of revenues also includes costs related to personnel, depreciation, warranty, shipping, and our operations and field service departments.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing manufacturing costs. Our gross margins on revenues from sales of dermatology procedures equipment are lower than our gross margins on revenues from sales of dermatology recurring procedures and, as a result, the sales mix between dermatology recurring procedures and dermatology procedures equipment can affect the gross margin in any reporting period.

Engineering and Product Development

Engineering and product development expenses consist primarily of personnel expenses, including salaries and related benefits for employees in engineering, product development, regulatory and quality assurance functions. We typically use our employee, consultant and infrastructure resources across our engineering and product development programs.

We plan to incur engineering and product development expenses for the near future as we expect to continue our development that focuses on the application of our XTRAC system for the treatment of inflammatory skin disorders. As a result, we expect our engineering and product development expenses to remain similar to our fiscal year 2021 expenses.

Selling and Marketing

Selling and marketing expenses consist of market research and commercial activities related to the sale of our dermatology recurring procedures and dermatology procedures equipment sales, and salaries and related benefits and sales commissions for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing to the consumer and dermatologists, practice support programs, travel and training expenses.

We anticipate that our selling and marketing expenses will increase as we continue to execute on our growth initiatives and expand our business in the United States.

General and Administrative

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology, legal and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, board of directors’ fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

We anticipate that our general and administrative expenses will increase modestly in fiscal year 2022.

Gain of Forgiveness of Debt

In fiscal 2021, we recognized a gain on forgiveness of debt associated with our Paycheck Protection Program (“PPP”) loan.

Interest Expense

Interest expense consists of cash interest payable under our debt facilities and non-cash interest attributable to the amortization of deferred financing costs related to our indebtedness.

Interest Income

Interest income is earned on our cash and cash equivalent account balances.

Income Taxes

As of December 31, 2021, we had federal and state NOL carryforwards of $204.3 million and $60.7 million, respectively. The net operating loss carryforwards generated prior to 2018 begin expiring in 2022 for federal and 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have not completed a study to assess whether an ownership change has occurred in the past. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs are also subject to international regulations, which could restrict our ability to utilize our NOLs. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

(in thousands)	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage
Revenues, net	$29,977	$23,090	$6,887	30%
Cost of revenues	10,127	8,956	1,171	13
Gross profit	19,850	14,134	5,716	40
Operating expenses:
Engineering and product development	1,434	1,274	160	13
Selling and marketing	13,106	9,038	4,068	45
General and administrative	9,712	7,898	1,814	23
	24,252	18,210	6,042	33
Loss from operations	(4,402)	(4,076)	(326)	8
Other income (expense):
Interest expense	(314)	(211)	(103)	49
Interest income	15	150	(135)	(90)
Gain on forgiveness of debt	2,029	—	2,029	100
	1,730	(61)	1,791	2,936
Loss before income tax expense	$(2,672)	$(4,137)	$1,465	35%

Revenues

Revenues by Geography

The following tables present revenues by geography for the periods presented below:

(in thousands)	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage
Domestic	$23,197	$17,804	$5,393	30%
International	6,780	5,286	1,494	28
Total Revenues	$29,977	$23,090	$6,887	30%

Revenues by Product Type

The following tables present revenues by segment for the periods presented below:

(in thousands)	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage
Dermatology recurring	$22,528	$17,409	$5,119	29%
Dermatology equipment	7,449	5,681	1,768	31
Total Revenues	$29,977	$23,090	$6,887	30%

Dermatology Recurring Procedures

The ongoing COVID-19 pandemic has had a negative impact on our results for 2021 and 2020, and we expect it will have a negative impact on revenue for as long as the pandemic continues. Recognized treatment revenue for the years ended December 31, 2021, was $22.5 million, which we estimate is approximately 321,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the year ended December 31, 2020, of $17.4 million, which is approximately 249,000 treatments with prices between $65 and $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. During 2020, we reduced our direct to consumer advertising spend, however, as the country began to adapt to COVID-19 and vaccines became available during 2021, we increased spending in the direct-to-patient programs to drive patients to our partner clinics to increase recurring revenue and increase spend in marketing activities as well. The increase in spending on these programs usually precedes the recurring revenue in our past experience as there is a lag between our advertising and patients then receiving treatment, which we estimate to be three to nine months. Subject to governmental responses to variants of COVID-19, we may curtail spending again in certain areas or redirect spending to less impacted areas. Revenues from Dermatology Recurring Procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2021 and 2020, we deferred net revenues of $1.9 million and $1.8 million, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Lower deferred revenue from the fourth quarter 2020 negatively impacted the first half of 2021 as compared to the first half of 2020 when higher deferred revenue favorably impacted that period.

We have recently signed direct distribution contracts with our international distributors for a combination of direct dermatology procedures equipment sales and recurring revenue. If the recurring model is accepted in these countries and the business model can be executed by these distributors, these agreements are expected to increase recurring revenue over time, but will have an initial impact of reducing sales of dermatology procedures equipment.

Dermatology Procedures Equipment

The ongoing COVID-19 pandemic has had a negative impact on our results for 2021 and 2020, and we expect it will have a negative impact on its revenue for as long as the pandemic continues. For the year ended December 31, 2021, dermatology procedures equipment revenues were $7.5 million. Internationally, we sold 38 systems (30 XTRAC and 8 VTRAC).

For the year ended December 31, 2020, dermatology procedures equipment revenues were $5.7 million. Internationally, we sold 36 systems (14 XTRAC and 22 VTRAC). Domestically, we sold 2 XTRAC systems for the year ended December 31, 2020.

Cost of Revenues and Gross Profit

The following tables present changes in our gross margin, by segment, for the periods presented below:

Dermatology Recurring Procedures

(in thousands)	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage
Revenues	$22,528	$17,409	$5,119	29%
Cost of revenues	6,418	5,832	586	10
Gross profit	$16,110	$11,577	$4,533	39%
Gross profit percentage	72%	67%

The primary reasons for the increase in gross profit for the year ended December 31, 2021 were the result of higher sales, partially offset by higher depreciation expenses in 2021 and an unfavorable impact of deferred revenue in 2021 as compared to 2020.

Dermatology Procedures Equipment
(in thousands)	Year Ended December 31,		Change
	2021	2020	Dollar	Percentage
Revenues	$7,449	$5,681	$1,768	31%
Cost of revenues	3,709	3,124	585	19
Gross profit	$3,740	$2,557	$1,183	46%
Gross profit percentage	50%	45%

The primary reasons for the increase in gross profit for the year ended December 31, 2021 were higher equipment sales and deferred revenue assumed in the Pharos acquisition.

Engineering and Product Development

For the year ended December 31, 2021, engineering and product development expenses were $1.4 million as compared to $1.3 million for the year ended December 31, 2020. Engineering and product development costs during the year ended December 31, 2021 were higher primarily as a result of consulting costs associated with certain development projects.

Selling and Marketing

As of December 31, 2021, our sales and marketing personnel consisted of 63 full-time positions, inclusive of a vice president of sales and a vice president of marketing, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the year ended December 31, 2021, sales and marketing expenses were $13.1 million as compared to $9.0 million for the year ended December 31, 2020. Sales and marketing expenses for the year ended December 31, 2021 were higher, as compared to the same period in 2020, as we made investments in sales and marketing and direct to consumer advertising, while in 2020 we managed our costs due to the downturn in business as a result of the COVID-19 pandemic, with lower tradeshow costs, compensation costs, commissions, travel and direct-to-consumer advertising costs.

General and Administrative

For the year ended December 31, 2021, general and administrative expenses increased to $9.7 million from $7.9 million for the year ended December 31, 2020. General and administrative expenses were higher for the year ended December 31, 2021, as compared to the same period in 2020. The increase is primarily due to higher compensation, severance and recruiting expenses as a result of the CEO transition in the first quarter of 2021, in addition to an increase in XTRAC usage that has led to an increase in sales tax expense.

Gain on Forgiveness of Debt

During the year ended December 31, 2021, we received notification our PPP loan had been forgiven and we recorded a gain on forgiveness of debt of $2.0 million.

Interest Expense

Interest expense is primarily attributable to our debt obligations.

Interest Income

Interest income relates to the interest we receive on our cash, cash equivalents and restricted cash held with financial institutions.

Income Tax Expense

We recognized an income tax expense of $34 thousand for the year ended December 31, 2021 as compared to $0.3 million for the year ended December 31, 2020, all of which were comprised primarily of changes in deferred tax liability related to goodwill.

Non-GAAP adjusted EBITDA

We have determined to supplement our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), presented elsewhere within this report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA, “Earnings Before Interest, Taxes, Depreciation, and Amortization.”

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this report is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(2,706)	$(4,412)

Adjustments:
Depreciation and amortization	3,736	3,585
Amortization of right-of-use asset	350	326
Loss on disposal of property and equipment	140	24
Income taxes	34	275
Gain on forgiveness of debt	(2,029)	—
Interest income	(15)	(150)
Interest expense	314	211
Non-GAAP EBITDA	(176)	(141)
Stock-based compensation	1,643	1,633
Non-GAAP adjusted EBITDA	$1,467	$1,492

Liquidity and Capital Resources

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap Financial Trust, or MidCap. The facility bears interest at LIBOR plus 7.50% with a LIBOR floor of 0.50%, and matures on September 1, 2026. We are obligated to make interest-only payments through September 2024. From October 2024 to Maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

Proceeds from our MidCap facility were used to repay, in their entirety, the outstanding principal and interest associated with our Economic Injury Disaster Loan. In September 2021, we also repaid our note payable with the proceeds from the pledged time deposit held by the lender.

As of December 31, 2021, we had cash and cash equivalents of $12.6 million and an accumulated deficit of $221.7 million. We received cash flows from operating activities of $1.5 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. We have historically incurred operating losses, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional engineering and product development activities and utilize cash for other corporate purposes. Our primary sources of capital have been from borrowings under our debt facilities and sales of our products. As of December 31, 2021, we had $8.0 million of borrowings outstanding under our debt facility with MidCap, which has a final maturity in September 2026.

In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement during fiscal 2021.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2021 and anticipated revenues from sales of our products will be sufficient to meet our cash requirements for at least 12 months from the date of issuance of the Annual Report. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Cash provided by (used in)
Operating activities	$1,508	$2,096
Investing activities	(7,126)	(2,159)
Financing activities	92	2,546
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,526)	$2,483

Operating Activities

Net cash, cash equivalents and restricted cash provided by operating activities was $1.5 million for the year ended December 31, 2021, compared to cash, cash equivalents and restricted cash provided by operating activities of $2.1 million for the year ended December 31, 2020. The decrease in cash flows provided by operating activities for the year ended December 31, 2021 was the result of a decrease in deferred taxes of $0.2 million and a decrease in the source of cash from net assets of $0.3 million primarily attributable to COVID-19 and its impact on billings and delayed vendor payments.

Investing Activities

Net cash, cash equivalents and restricted cash used in investing activities was $7.1 million for the year ended December 31, 2021, compared to cash, cash equivalents and restricted cash used in investing activities of $2.2 million for the year ended December 31, 2020. The increase is the result of the asset purchase of Ra Medical ($3.5 million) and higher costs of lasers placed into service in 2021 versus 2020 ($1.5 million).

Financing Activities

During the year ended December 31, 2021, we received proceeds of $8.0 million from our senior term facility with MidCap, offset by debt repayments of $7.8 million associated with our note payable and EIDL Loan. For the year ended December 31, 2020, we received $2.5 million in proceeds from borrowings under our PPP Loan and EIDL Loan.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2021:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obligations (excluding interest)	$8,000	$—	$1,000	$7,000	$—
Operating lease obligations (1)	799	371	428	—	—
Total	$8,799	$371	$1,428	$7,000	$—

(1) Reflects obligations related to our leased executive offices in Horsham, PA and our leased manufacturing and warehouse space in Carlsbad, CA.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses. If we enter an inflationary period, it could have a material impact on our expenses.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the SEC requires us to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We evaluate our estimates and assumptions on an ongoing basis and, if necessary, make adjustments. Due to the risks and uncertainties involved in our business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

We define our critical accounting policies as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. While our significant accounting policies are more fully described in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies.

Revenue Recognition

We have primarily two types of arrangements for our phototherapy treatment equipment from which we earn revenues from dermatology recurring procedures: (i) we place our lasers in a physician’s office at no charge to the physician, and generally charge the physician a fee for an agreed upon number of treatments; or (ii) we place our lasers in a physician’s office and charge the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid. Revenues attributable to these types of arrangements are accounted for under the guidance applicable to leases. These arrangements are similar to operating leases since we provide the customers limited arrangement rights to use the treatment equipment, the treatment equipment resides in the physician’s office and we may exercise the right to remove the equipment upon notice, under certain circumstances, while the physician controls the utility and output of such equipment during the term of the arrangement as it pertains to the use of access codes to treat the patients. For the first type of arrangement, sales of access codes are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. For the second type of arrangement, customers purchase access codes and revenue is recognized on a straight-line basis as the lasers are being used over the term specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used.

We recognize revenue from dermatology procedures equipment sales when control of the promised good or service is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those good or services.  Accordingly, we determine revenue recognition by applying the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, we satisfy a performance obligation.

 A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which is generally the point in time when the product is shipped or control is transferred for our dermatology procedures equipment sales. We sell to physicians in the United States and to third-party distributors outside the United States and do not provide return rights. Sales to distributors outside the United States are made in U.S. dollars. In addition, we provide a one to two-year warranty for systems sold in the United States. Terms of the of the product warranty differ amongst our third-party distributors outside the United States but are generally two years. These assurance-type warranties are not considered a separate performance obligation. We provide for the estimated cost to repair or replace products under any warranty at the time of sale. We also earn revenue from customers from services outside of their warranty term or annual service contracts. Revenue from these service-type warranties is recognized as the services are provided.

Asset Acquisitions

Accounting for transactions as asset acquisitions is significantly different than business combinations. Goodwill is only recognized in business combination transactions. The fair value of contingent consideration is recognized in business combination transactions and may be recognized in asset acquisitions if payment is probable and the amount can be estimated. As a result, it is important to determine whether a business or an asset or a group of assets is acquired. A business is defined in ASC 805, Business Combinations, as an integrated set of inputs and processes that are capable of generating outputs that have the ability to provide a return to its investors or owners. Typical inputs include long-lived assets (including intangible assets or rights to use long-lived assets), intellectual property and the ability to obtain access to required resources. Typical processes include strategic, operational and resource management processes that are typically documented or evident through an organized workforce.

When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. We considered all of the above factors when determining whether a business was acquired. In evaluating our acquisition of Pharos in 2021, we concluded that the fair value of consideration given to Ra Medical was concentrated in the acquired customer list intangible. As such, we accounted for the transaction as an asset acquisition. The fair value was allocated to the acquired intangible and is being amortized over its estimated useful life.

Goodwill and Intangible Impairments

As of December 31, 2021, we had $8.8 million of goodwill related to the acquisitions of XTRAC and VTRAC businesses in fiscal 2015. We evaluate the carrying value of goodwill during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment. Our analysis employed the use of both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. For both reporting units the fair value was in excess of the carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis. As of December 31, 2021 we had $10.1 million of intangible assets.  The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and Pharos customer lists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

Sales and Use Taxes

We record state sales tax collected and remitted for our customers on dermatology procedures equipment sales on a net basis, excluded from revenue. Our sales tax expense that is not presently being collected and remitted for the recurring revenue business is recorded in general and administrative expenses within the consolidated statements of operations.

We believe that our state sales and use tax accruals have been properly recognized such that, if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state, the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement, remains uncertain.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements into which we have entered are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed us an aggregate of $2.4 million including penalties and interest for the period from March 2014 through April 2020. We received notification that an administrative state judge issued an opinion finding in our favor that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $2.4 million of assessments. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, the appeal is still in process.

We are also in another jurisdiction’s administrative process of appeal with respect to the remaining $0.9 million of assessments, and the timing of the process has been impacted by the COVID-19 pandemic. If there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited financial statements appearing elsewhere in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Our Board has adopted a written Code of Conduct applicable to all officers, directors and employees, which is available on our website (www.strataskinsciences.com) under “Corporate Governance” within the “Investors” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Conduct by posting such information on the website address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits

The exhibits listed under subsection (b) of this Item 15 are hereby incorporated by reference.

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

4.13	Form of Warrant Amendment Agreement (Incorporated by reference to Exhibit 4.1 contained in our Current Report on Form 8-K, filed on January 22, 2016).
4.14*	Form of Incentive Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
4.15*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
4.16	Description of Common Stock (attached hereto)
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3	Form of Securities Purchase Agreement dated as of June 22, 2015 by and among the company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.4	Registration Rights Agreement dated as of June 22, 2015 by and among the Company and the purchasers (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.5	Security Agreement dated as of June 22, 2015 by and among the Company and parties thereto (Incorporated by reference to our Form 8-K current report, as filed on June 23, 2015).
10.6	Licensing Agreement between the Registrant and KaVo Dental GmbH, dated as of December 5, 2006. (Incorporated by reference to our Current Report on Form 8-K filed on December 11, 2006).
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

10.18	Intentionally Omitted
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

10.33
Warrant to purchase shares of the Company’s common stock issued December 30, 2015 to Lender under the Credit Agreement. (Incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K, as filed on January 5, 2016).

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

10.36
Warrant to purchase shares of the Company’s common stock issued January 29, 2016 to Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on February 1, 2016).

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

10.40*
Extension Agreement dated as of July 20, 2016 between Strata Skin Sciences, Inc. and Jeffrey F. O’Donnell, Sr. (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on July 22, 2016).

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

10.52
Amended and Restated Fee Letter Agreement dated as of November 10, 2017, by and between MidCapFinancial Trust as Agent and the Company. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2017 filed on November 14, 2017).

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

10.63*	Amended and Restated Strata Skin Sciences, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, as filed on June 2, 2021).
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

10.67
Promissory Note Fixed Rate-Term Note, dated December 30, 2019, by STRATA Skin Sciences, Inc. in favor of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2020)

10.68
Assignment and Pledge of Time Deposit, dated December 30, 2019, by STRATA Skin Sciences, Inc., as assignor, and Israel Discount Bank of New York, as assignee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 6, 2020)

10.69
Paycheck Protection Program Term Note, Disbursement Request & Authorization, and Errors and Omissions Agreement, dated April 22, 2020, between STRATA Skin Sciences, Inc. and Republic First Bank D/B/A Republic Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2020)

10.70
U.S. Small Business Administration Loan Authorization and Agreement, dated as of March 26, 2020 and executed May 22, 2020, between the Small Business Administration and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2020)

10.71
U.S. Small Business Administration Note (Secured Disaster Loans), dated as of March 26, 2020 and executed May 22, 2020, by STRATA Skin Sciences, Inc. for the benefit of the Small Business Administration (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2020)

10.72
U.S. Small Business Administration Security Agreement, dated as of March 26, 2020 and executed May 22, 2020, between the Small Business Administration and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2020)

10.73
Settlement Agreement and Release, dated as of August 10, 2020, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

10.74
First Amendment to Promissory Note, dated as of December 21, 2020, between STRATA Skin Sciences, Inc. and Israel Discount Bank of New York (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2020)

10.75
Employment Separation Agreement and Release, dated as of February 24, 2021, between Dolev Rafaeli and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2021)

10.76
Employment Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2021)

10.77
Form of Stock Option Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 1, 2021)

10.78*
Employment Agreement, dated as of October 4, 2021, between Christopher Lesovitz and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 4, 2021)

10.79	Form of management change of control severance agreement (attached hereto).
10.80
Credit and Security Agreement, dated as of September 30, 2021, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2021)

10.81
Intellectual Property Security Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Financial Trust. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2021)

10.82
Warrant Agreement to Purchase Shares of the Common Stock of STRATA Skin Sciences, Inc., dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 4, 2021)

10.83
Registration Rights Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 4, 2021)

10.84	Limited Consent and Amendment No. 1 to Credit and Security Agreement , between STRATA Skin Sciences, Inc. and MidCap Financial Trust as Agent for Lenders (attached hereto).
10.85
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022)

10.86
Asset Purchase Agreement, dated as of August 16, 2021, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2021)

23.1	Consent of Marcum, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan
**
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

Date: March 21, 2022	By:	/s/ Robert J. Moccia
Robert J. Moccia
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Moccia	President, Chief Executive Officer,	March 21, 2022
Robert J. Moccia	and Director (Principal Executive Officer)

/s/ Christopher Lesovitz	Chief Financial Officer	March 21, 2022
Christopher Lesovitz	(Principal Financial Officer and Financial Officer)

/s/ William D. Humphries	Director and Chairperson of the Board of Directors	March 21, 2022
William D. Humphries

/s/ Uri Geiger	Director	March 21, 2022
Uri Geiger

/s/ Samuel Rubinstein	Director	March 21, 2022
Samuel Rubinstein

/s/ Nachum Shamir	Director	March 21, 2022
Nachum Shamir

/s/ Douglas Strang	Director	March 21, 2022
Douglas Strang

/s/ Patricia Walker	Director	March 21, 2022
Patricia Walker

STRATA SKIN SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sales and Use Tax Liabilities:

As discussed in Note 12 to the consolidated financial statements, the Company recognizes sales tax liabilities, including interest and penalties, for its domestic recurring revenue in those states which management determines are more-likely-than-not (“MLTN”) non-exempt from sales tax. Such amounts are accounted for as transaction tax liabilities that are extinguished upon payment or settlement. The Company recognizes use tax liabilities, including interest and penalties, for those states that management determines are MLTN to be exempt from sales tax obligations. The Company’s sales tax expense that is not presently being collected and remitted for its domestic recurring revenue are recorded as general and administrative expenses. The Company is currently undergoing sales tax audits in two state jurisdictions which are each in the administrative process of appeal.

We identified the accounting for sales and use tax liabilities as a critical audit matter due to the audit effort relating to the following:

•	The Company utilized specialists in prior years to assist in determining MLTN conclusions, and such analysis has been updated in the current year by management and counsel.
•	Complexity in the interpretation of relevant tax laws in various states requires significant management and auditor judgment.
•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s determinations.

Our principal audit procedures related to the Company’s accounting for sales and use tax liabilities included the following:
•	We evaluated management’s significant accounting policies related to accounting for sales and use tax liabilities for reasonableness.
•	We involved our firm’s tax professionals and subject-matter-experts, with specialized skills and knowledge, who assisted in assessing the Company’s interpretation of the relevant tax laws.
•	We inspected correspondence and determinations from relevant state taxing authorities for those states undergoing sales tax audits.
•	We tested the underlying data of management’s calculations and analyzed the expiration of statutes of limitations and tax rates.

Goodwill:

As discussed in Note 2 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment. The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2021.
We identified the annual goodwill impairment test as a critical audit matter due to the audit effort relating to the following:

•
The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to forecasted revenue growth rates, estimated expenses and discount rates. Such estimates and assumptions were challenging to test as they required forward looking assumptions with a high degree of subjectivity.

•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s valuation assumptions.

Our principal audit procedures related to the Company’s goodwill impairment test included the following:
•	We evaluated management’s significant accounting policies related to goodwill impairment for reasonableness.
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

Intangible asset acquisition:

As discussed in Note 3 to the consolidated financial statements, in August 2021, the Company acquired certain assets and liabilities related to the U.S. dermatology Pharos business from Ra Medical Systems, Inc. (“Ra Medical”).  The purchase price of $3.7 million was paid in cash at the time of acquisition. In addition, the Company assumed certain extended warranty service contracts associated with acquired laser system products. The Company determined this transaction represented an asset acquisition as substantially all of the value was in the acquired customer list intangible asset as defined by ASC 805, Business Combinations (“ASC 805”).

We identified the valuation of the acquired intangible asset as a critical audit matter due to the audit effort relating to the following:

•
The determination of the fair value of the intangible asset requires management to make significant estimates and assumptions related to forecasted revenue growth rates, estimated expenses and discount rates.  Such estimates and assumptions were challenging to test as they required forward looking assumptions with a high degree of subjectivity.

•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s valuation assumptions.

Our principal audit procedures related to the Company’s valuation of the acquired intangible asset included the following:

•	We evaluated management’s determinations of the assets acquired, liabilities assumed and the consideration paid under the asset purchase agreement for reasonableness.
•	We evaluated management’s significant accounting policies related to accounting for asset acquisitions and intangible assets for reasonableness.
•
We obtained an understanding and evaluated the reasonableness of management’s forecasts of future revenue and estimated expenses by applying procedures to test the financial inputs used in the income approach, including sensitizing management’s cash flow forecasts.

•
We involved our firm’s valuation professionals, with specialized skills and knowledge, who assisted in assessing assumptions utilized under the income approach.  Such assumptions that were evaluated included the appropriateness of valuation model used, discount rate, selected comparable companies, and customer attrition rate.

•	We tested the existence, completeness and valuation of the tangible assets acquired and liabilities assumed, to assess the consideration paid reconciliation.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 21, 2022

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,586	$10,604
Restricted cash	—	7,508
Accounts receivable, net of allowance for doubtful accounts of $275 and $274 at December 31, 2021 and 2020, respectively	3,433	2,944
Inventories	3,489	3,444
Prepaid expenses and other current assets	462	331
Total current assets	19,970	24,831
Property and equipment, net	6,883	5,529
Operating lease right-of-use assets	638	988
Intangible assets, net	10,083	6,345
Goodwill	8,803	8,803
Other assets	216	282
Total assets	$46,593	$46,778

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$7,275
Current portion of long-term debt	—	1,478
Accounts payable	2,822	2,764
Accrued expenses and other current liabilities	6,377	4,690
Deferred revenues	3,285	2,262
Current portion of operating lease liabilities	318	369
Total current liabilities	12,802	18,838
Long-term debt, net of current portion	7,319	1,050
Deferred revenues and other liabilities	400	34
Deferred tax liability	266	254
Operating lease liability, net of current portion	392	710
Total liabilities	21,179	20,886
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,364,679 and 33,801,045 shares issued and outstanding at December 31, 2021 and 2020, respectively	34	34
Additional paid-in capital	247,059	244,831
Accumulated deficit	(221,679)	(218,973)
Total stockholders’ equity	25,414	25,892
Total liabilities and stockholders’ equity	$46,593	$46,778

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues, net	$29,977	$23,090
Cost of revenues	10,127	8,956
Gross profit	19,850	14,134
Operating expenses:
Engineering and product development	1,434	1,274
Selling and marketing	13,106	9,038
General and administrative	9,712	7,898
	24,252	18,210
Loss from operations	(4,402)	(4,076)
Other income (expense):
Interest expense	(314)	(211)
Interest income	15	150
Gain on forgiveness of debt	2,029	—
	1,730	(61)
Loss before income tax expense	(2,672)	(4,137)
Income tax expense	(34)	(275)
Net loss	$(2,706)	$(4,412)
Net loss attributable to common shares	$(2,706)	$(4,394)
Net loss attributable to Preferred Series C shares	$—	$(18)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.13)
Weighted average shares of common stock outstanding, basic and diluted	34,050,274	33,609,922
Net loss per share of Preferred Series C stock, basic and diluted	$—	$(48.59)
Weighted average shares of Preferred Series C stock outstanding, basic and diluted	—	368

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands except share data)

	Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2020	2,103	$1	32,932,273	$33	$243,180	$(214,561)	$28,653
Conversion of Series C convertible preferred stock into common stock	(2,103)	(1)	782,089	1	—	—	—
Stock-based compensation expense	—	—	—	—	1,633	—	1,633
Exercise of stock options	—	—	15,000	—	18	—	18
Issuance of restricted stock	—	—	71,683	—	—	—	—
Net loss	—	—	—	—	—	(4,412)	(4,412)
Balance at December 31, 2020	—	$—	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation expense	—	—	—	—	1,643	—	1,643
Exercise of stock options	—	—	329,076	—	—	—	—
Issuance of restricted stock	—	—	234,558	—	—	—	—
Issuance of common stock warrants in connection with Senior Term Facility	—	—	—	—	585	—	585
Net loss	—	—	—	—	—	(2,706)	(2,706)
Balance at December 31, 2021	—	$—	34,364,679	$34	$247,059	$(221,679)	$25,414

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,706)	$(4,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,736	3,585
Amortization of right-of-use assets	350	326
Amortization of deferred financing costs and debt discount	37	—
Provision for doubtful accounts	1	90
Stock-based compensation	1,643	1,633
Loss on disposal of property and equipment	140	24
Gain on forgiveness of debt	(2,029)	—
Deferred taxes	12	254
Changes in operating assets and liabilities:
Accounts receivable	(490)	1,352
Inventories	(45)	(417)
Prepaid expenses and other assets	(65)	247
Accounts payable	58	884
Accrued expenses and other liabilities	1,679	(588)
Deferred revenues	(444)	(570)
Operating lease liabilities	(369)	(312)
Net cash provided by operating activities	1,508	2,096
Cash flows from investing activities:
Cash paid in connection with asset acquisition	(3,473)	—
Purchase of property and equipment	(3,653)	(2,159)
Net cash used in investing activities	(7,126)	(2,159)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	18
Proceeds from long-term debt	8,000	2,528
Payment of deferred financing costs	(133)	—
Repayment of note payable	(7,275)	—
Repayment of long-term debt	(500)	—
Net cash provided by financing activities	92	2,546
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,526)	2,483
Cash, cash equivalents and restricted cash at beginning of year	18,112	15,629
Cash, cash equivalents and restricted cash at end of year	$12,586	$18,112
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$222	$211
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock warrants in connection with Senior Term Facility	$585	$—
Assumed deferred revenues in connection with asset acquisition	$1,841	$—

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear acne treatment device to broaden its opportunities with expansion potential into the acne care market.

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are the Company’s primary customers. While most offices reopened, some physician practices closed and never reopened, and the ongoing impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transport, any governmental and societal responses thereto, including legislative or regulatory changes as well as the percentage of the populace vaccinated and the effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, quarantines and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chains world-wide which the Company depends upon to provide a steady source of components to manufacture and repair the Company’s devices. To mitigate the impact of COVID-19 the Company took a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans. To promote the safety and security of its employees, while complying with various government mandates including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, the Company is complying with federal and local regulations at its facilities. In addition, the Company created and executed programs utilizing its direct to consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In October 2021, the Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. To conserve its cash in order to mitigate the ongoing impact of the COVID-19 pandemic, in the second quarter of 2020 the Company furloughed employees, who returned to work after the Company received proceeds from the Paycheck Protection Program (“PPP”) (Note 11). The Company also reduced discretionary spending in 2020.

Supply chain disruptions which began during the pandemic have continued and may continue for the foreseeable future. While the Company’s operations have not been materially impacted by the general trends in supply chain problems, the Company continues to monitor and assess potential risks.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Liquidity and Going Concern

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from the PPP Loan, which was forgiven, and the Economic Injury Disaster Loan (the “EIDL Loan”) that was repaid at the time the Senior Term Facility was entered into with MidCap Financial Trust in September 2021 (Note 11). Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings (Note 13).  Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets and supply chain disruptions could interfere with the Company’s ability to access financing or financing on favorable terms.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned subsidiary in India. No operating activities have occurred within the Company’s subsidiary as of and during the years ended December 31, 2021 and 2020.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of acquired intangible assets, state sales and use tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.

Concentrations of Credit Risk and Major Customers

The Company’s cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $0.3 million per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believes it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little credit risk to the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash equivalents and accounts receivable. The Company limits its credit risk associated with cash equivalents by placing investments in highly-rated money market funds. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary, but it does not require collateral to secure amounts owed by its customers.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company had one customer, an international distributor from which it earns dermatology recurring procedures and dermatology procedures equipment revenues, that accounted for more than 10% of the Company’s revenues for the year ended December 31, 2021, and its former international master distributor from which it earned dermatology procedures equipment revenues that accounted for more than 10% of the Company’s revenues for the year ended December 31, 2020. Revenues from this customer and the former international master distributor were $3.4 million and $2.7 million, or 11% and 12%, of total net revenues during the years ended December 31, 2021 and 2020, respectively. Accounts receivable associated with the Company’s customer and former international master distributor were less than 10% of total accounts receivable as of December 31, 2021 and 2020, respectively. No other customer represented more than 10% of total accounts receivable as of December 31, 2021 or 2020.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of credit card transactions with settlement terms of less than five days.

Restricted Cash

Restricted cash represents amounts held on deposit at a commercial bank used to secure the Company’s Note Payable. The Note Payable was repaid during the year ended December 31, 2021. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$12,586	$10,604
Restricted cash	—	7,508
Total cash and restricted cash presented in the consolidated statements of cash flows	$12,586	$18,112

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily relates to amounts due from customers, which are typically due within 30 to 90 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for potential credit losses. The Company does not require collateral or other security for accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers. These allowances are for specific amounts on certain customer accounts based on facts and circumstances determined on a case-by-case basis. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. The Company does not recognize interest accruing on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined based on purchased cost for raw materials and all production cost related to the laser manufacturing process (labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods is classified as inventory. For the Company’s products, cost is determined on the first-in, first-out method. Work-in-process is immaterial, given the typically short manufacturing cycle and therefore, is disclosed in conjunction with raw materials.

The Company’s equipment for the treatment of skin disorders (e.g. the XTRAC) will either (i) be placed in a physician’s office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Upon retirement or disposition, the applicable property and equipment amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Depreciation and amortization are recognized using the straight-line method based on the estimated useful lives of the related assets. The Company uses an estimated useful life of three years for computers, hardware and software, five years for machinery and equipment and seven years for furniture and fixtures and the lesser of the useful life or lease term for leasehold improvements.

Intangible Assets

Intangible assets consist of core technology, product technology, customer relationships, trademarks and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to 12 years.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has two reporting units and goodwill is allocated to the reporting units.

The Company performs its goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The Company bypassed the qualitative assessment and did a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount.The Company’s annual goodwill impairment test resulted in no impairment charges during the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets and Intangibles

The Company reviews its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, less costs to sell. The Company did not record any charges related to asset impairment during the years ended December 31, 2021 and 2020.

Fair Value Measurements

The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
•	Level 1 – quoted market prices in active markets for identical assets or liabilities.
•
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – inputs that are generally unobservable and typically reflect the Company’s estimate of assumptions that market participants would use in pricing the asset or liability.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or to meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. The activity in the warranty accrual during the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	December 31,
	2021	2020
Balance, beginning of year	$113	$232
Additions	71	67
Expirations and claims satisfied	(105)	(186)
Total	79	113
Less current portion within accrued expenses and other current liabilities	(59)	(87)
Balance within deferred revenues and other liabilities	$20	$26

Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s consolidated balance sheets.

Revenue Recognition

Revenues from the Company’s dermatology recurring procedures customers are earned by providing physicians with its laser products and charging the physicians a fee for a fixed number of treatment sessions or a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid. The placement of the laser products at physician locations represents embedded leases which are accounted for as operating leases. For the lasers placed-in service under these arrangements, the terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be effected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. Sales of access codes for a fixed number of treatment sessions are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. Sales of access codes for a specified period of time are recognized as revenue on a straight-line basis as the lasers are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, the Company generally sells access codes for a fixed amount on a monthly basis to its distributors and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Prepaid amounts recorded in deferred revenue and customer deposits recorded in accounts payable are recognized as revenue over the lease term in the patterns described above. Pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Revenues from the Company’s dermatology procedures equipment are recognized when control of the promised goods or services is transferred to its customers or distributors, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Accordingly, the Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, performance obligations are satisfied.

Accounting for the Company’s contracts involves the use of significant judgments and estimates including determining the separate performance obligations, allocating the transaction price to the different performance obligations and determining the method to measure the entity’s performance toward satisfaction of performance obligations that most faithfully depicts when control is transferred to the customer. The Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of the standalone selling price for each distinct good or service in the contract. The Company maximizes the use of observable inputs by beginning with average historical contractual selling prices and adjusting as necessary and on a consistent and rational basis for other inputs such as pricing trends, customer types, volumes and changing cost and margins.

Revenues from dermatology procedures equipment are recognized when control of the promised products is transferred to either the Company’s distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

The following table presents the Company’s net revenues disaggregated by dermatology recurring procedures and dermatology procedures equipment (in thousands):

	Year Ended December 31,
	2021	2020
Dermatology recurring procedures	$22,528	$17,409
Dermatology procedures equipment	7,449	5,681
Total net revenues	$29,977	$23,090

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from dermatology recurring procedures (in thousands):

Years ending December 31:
2022	$1,680
2023	1,624
2024	1,303
2025	530
2026	4
$5,141

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any dermatology procedures equipment accounted for as leases. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $26 thousand and $115 thousand, respectively, and the Company expects to recognize $12 thousand and $108 thousand, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2021 and 2020, the $12 thousand and $108 thousand of short-term contract liabilities, respectively, is presented as deferred revenues and the $14 thousand and $7 thousand of long-term contract liabilities, respectively, is presented within deferred revenues and other liabilities on the consolidated balance sheets, respectively. For the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.2 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2020 and 2019.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

Engineering and Product Development

Engineering and product development costs associated with research, new product development and product redesign are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and marketing expenses within the Company’s consolidated statement of operations. The Company recognized advertising costs of $1.6 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the requisite service period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected life of the options and stock price volatility. The Company accounts for forfeitures of stock option awards as they occur. The estimated fair value of restricted stock awards is equal to the Company’s common stock price at the grant date. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of stock-option awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The Company recognizes the tax effects of uncertain tax positions only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2021. The Company includes interest and penalties related to income tax obligations within income tax expense. The Company’s tax years are still under open status from 2017 to present.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities such as unvested restricted stock awards, stock options and warrants for common stock which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

Shares of the Company’s Series C convertible preferred stock are subordinate to all other securities at the same subordination level as common stock and they participate in all dividends and distributions declared or paid with respect to common stock of the Company, on an as-converted basis. Therefore, the Series C convertible preferred stock meets the definition of common stock. Net loss per share is presented for each class of security meeting the definition of common stock. The net loss is allocated to each class of security meeting the definition of common stock based on their contractual terms.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Unvested restricted stock units	90,540	—
Stock options	3,938,613	5,292,888
Common stock warrants	373,626	19,812
	4,402,779	5,312,700

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company does not believe this will have a material effect on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. The changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on the Company’s consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
 In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The transition period for adopting these ASUs is March 2020 through December 31, 2022. The Company continues to evaluate the temporary expedients and options available under this guidance and the effects of these pronouncements and, as the Company does not have any hedging activities, does not believe this will have a material effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s consolidated financial statements, but it could in the future.

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021 and early adoption is permitted. The adoption of this guidance on January 1, 2022 did not have a material effect on the consolidated financial statements.

3. Pharos Asset Acquisition

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

The purchase price of $3.7 million was paid in cash at the time of acquisition. In addition, the Company assumed certain extended warranty service contracts associated with acquired laser system products. Concurrent with the purchase of the net assets, the Company and Ra Medical entered into a services agreement whereby Ra Medical will provide certain transitional services for the Company as it integrates the acquired assets into the Company. The Company determined this transaction represented an asset acquisition as substantially all of the value was in the acquired customer list intangible asset as defined by ASC 805, Business Combinations (“ASC 805”).

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The purchase price was allocated, on a relative fair value basis, to the acquired inventory, customer lists and deferred revenues as follows (in thousands):

Consideration:
Cash payment	$3,700
Transaction costs	57
Total consideration	$3,757
Assets acquired:
Inventory	$284
Customer lists	5,314
Total assets acquired	$5,598
Liabilities assumed:
Deferred revenues – service contracts	$1,841
Total liabilities assumed	$1,841

Net assets acquired	$3,757

The customer lists intangible asset is being amortized on a straight-line basis over a period of 12 years. As the transaction was accounted for as an asset acquisition, the Company allocated consideration paid to the inventory acquired and the deferred revenues assumed, with the remaining consideration paid allocated to the customer lists intangible asset, which also equals its estimated fair value. The intangible asset was valued using an excess earnings model. Significant assumptions used in the excess earnings model include estimated customer sales growth, customer attrition and weighted average cost of capital of 3%, 5% and 17%, respectively.

4. Fair Value Measurements

The carrying values of cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of December 31, 2021 and 2020 due to their short-term nature. The carrying value of the Company’s current Senior Term Facility approximated its fair value as of December 31, 2021 due to its variable interest rate.

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials and work-in-process	$3,201	$2,949
Finished goods	288	495
	$3,489	$3,444

Work-in-process is immaterial given the Company’s typically short manufacturing cycle and therefore, is included in with raw materials.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Lasers placed-in-service	$25,949	$22,942
Equipment, computer hardware and software	238	146
Furniture and fixtures	213	243
Leasehold improvements	254	43
	26,654	23,374
Less: accumulated depreciation and amortization	(19,771)	(17,845)
	$6,883	$5,529

The Company recorded depreciation and amortization expense of $2.1 million and $2.0 million during the years ended December 31, 2021 and 2020, respectively.

7. Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from 1 to 3 years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise.

Operating lease costs were $0.4 million for each of the years ended December 31, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 2.3 years and 3.1 years, respectively.

The following table summarizes the Company’s operating lease maturities as of December 31, 2021 (in thousands):

Years ending December 31:
2022	$371
2023	242
2024	186
Total remaining lease payments	799
Less: imputed interest	(89)
Total lease liabilities	$710

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
8. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

December 31, 2021	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(3,705)	$1,995
Product technology	2,000	(2,000)	—
Customer relationships	6,900	(4,485)	2,415
Tradenames	1,500	(975)	525
Pharos customer lists	5,314	(166)	5,148
	$21,414	$(11,331)	$10,083

December 31, 2020	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(3,135)	$2,565
Product technology	2,000	(2,000)	—
Customer relationships	6,900	(3,795)	3,105
Tradenames	1,500	(825)	675
	$16,100	$(9,755)	$6,345

The Company recorded amortization expense of $1.6 million during each of the years ended December 31, 2021 and 2020.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Years ending December 31:
2022	$1,853
2023	1,853
2024	1,853
2025	1,148
2026	443

Goodwill consists of the following (in thousands):

	December 31,
	2021	2020
Dermatology recurring procedures segment	$7,958	$7,958
Dermatology procedures equipment segment	845	845
	$8,803	$8,803

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Warranty obligations	$59	$87
Compensation and related benefits	2,052	891
State sales, use and other taxes	3,697	3,105
Professional fees and other	569	607
	$6,377	$4,690

10. Note Payable

In December 2020, the Company had renewed its $7.3 million  loan with a commercial bank pursuant to a one-year Fixed Rate – Term Promissory Note (the “Note”). The Company’s obligations under the Note were secured by an Assignment and Pledge of Time Deposit (“Time Deposit”), under which the Company had pledged to the commercial bank the proceeds of a time deposit account in the amount of the loan and recorded the time deposit and accrued interest as restricted cash on the balance sheet. The principal was due on December 30, 2021 with no penalties for prepayments. The interest rate was fixed at 1.40%. The secured time deposit had a fixed interest rate of 0.40%. The Company repaid the Note with the proceeds from the Time Deposit in September 2021.

11. Long-Term Debt

Senior Term Facility

On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8.0 million senior term loan that was drawn upon by the Company upon executing the agreement. On September 30, 2021, the Company also repaid the outstanding principal and interest for its Note (Note 10) and the Economic Injury Disaster Loan. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and mature on September 1, 2026, unless terminated earlier. The interest rate was 8.00% as of December 31, 2021. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of the Company’s assets. The Senior Debt Facility was amended on January 10, 2022 to provide MidCap Financial Trust’s consent to the acquisition of TheraClear (Note 18).

The Company may voluntarily prepay the outstanding term loan, with such prepayment of at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of September 30, 2021, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after September 30, 2021, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after September 30, 2021, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after September 30, 2021 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to not have less than $24.0 million of net revenue for the trailing 12-month period, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At December 31, 2021, the minimum net revenue threshold was $25.0 million. The minimum net revenue threshold will increase to $30.0 million by December 31, 2023. At December 31, 2021, the Company was in compliance with all financial and nonfinancial covenants within the Senior Term Facility.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (vi) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) regulatory matters, (x) failure to remain a publicly traded company, and (xi) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At December 31, 2021, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its issue date. The estimated fair value of the warrants was $0.6 million and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $0.1 million. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.7 million as of December 31, 2021. The Company recognized interest expense of $0.3 million during the year ended December 31, 2021, of which $37 thousand was related to the amortization of the debt discount.

Future minimum principal payments at December 31, 2021 are as follows (in thousands):

Years ending December 31:
2024	$1,000
2025	4,000
2026	3,000
$8,000

Paycheck Protection Program Loan

On April 22, 2020, the Company closed a loan of $2.0 million (the “PPP Loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP Loan would have matured on May 1, 2022 and bore an interest rate of 1% per year. Payments of principal and interest of any unforgiven balance was scheduled to commence December 1, 2020, but was deferred until the SBA approved of the forgiveness amount. In the second quarter of 2021, the Company received notification that the PPP Loan had been forgiven. Accordingly, the Company recorded a gain on forgiveness of debt in the amount of the loan of $2.0 million.

Economic Injury Disaster Loan

On May 22, 2020, the Company secured the EIDL Loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is up to $0.5 million, with proceeds to be used for working capital purposes, and is collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrued at the rate of 3.75% per year. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (12 months from the date of the promissory note) in the amount of $2 thousand. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest was payable over the next 30 years from the date of the promissory note. There were no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP Loan. On September 30, 2021, the Company repaid this loan in full.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
12. Commitments and Contingencies

Legal Matters

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

Sales and Use Tax Matters

The Company records state sales tax collected and remitted for its customers on dermatology procedures equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business is recorded in general and administrative expenses within the consolidated statements of operations.

The Company believes its state sales and use tax accruals have been properly recognized such that, if the Company’s arrangements with customers are deemed more likely than not that the Company would not be exempt from sales tax in a particular state, the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement, remains uncertain.

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2.4 million including penalties and interest for the period from March 2014 through April 2020. The Company received notification that an administrative state judge issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $2.4 million of assessments. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, the appeal is still in process.

The Company is also in another jurisdiction’s administrative process of appeal with respect to the remaining $0.9 million of assessments, and the timing of the process has been impacted by the COVID-19 pandemic. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or the Company does not have other defenses where the Company prevails, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on percentage of the employee’s contribution. For the years ended December 31, 2021 and 2020, the Company’s contributions to the plan were $0.3 million and $0.2 million, respectively.

Contingent Shares

In the event of certain contingencies, the investors in the equity financing in May 2018 may receive additional shares issued pursuant to the Retained Risk Provisions as defined in the Stock Purchase Agreements (“SPAs”). There were additional contingencies included in the SPAs that expired in May 2020 did not result in the issuance of shares.

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue preferred stock with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C convertible preferred stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C convertible preferred stock shares do not have voting rights. Each share of Series C convertible preferred stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. During the year ended December 31, 2020, the Series C convertible preferred investors converted 2,103 shares of Series C preferred stock into 782,089 shares common stock. No preferred shares were outstanding as of December 31, 2021 and 2020.

Common Stock
The Company issued 329,076 shares and 15,000 shares upon the exercise of options and issued 234,558 shares and 71,683 shares upon the vesting of restricted stock units during the years ended December 31, 2021 and 2020, respectively.
In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of the Company’s common stock have been sold under this distribution agreement during fiscal 2021.

Common Stock Warrants

In September 2021 and in connection with entering into the Company’s Senior Term Facility (Note 11), the Company issued a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its issue date. As of December 31, 2021, the warrant remains outstanding in its entirety.

14. Stock-Based Compensation

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of December 31, 2021, there were 3,932,271 shares of common stock remaining available for issuance for awards under the 2016 Plan.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense of $1.6 million (for all awards and modifications, if any) for each of the years ended December 31, 2021 and 2020, within general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the separation of the Company’s Chief Executive Officer in February 2021, the Company accelerated the vesting of all unvested options to purchase shares of common stock and extended the period to exercise to August 22, 2021. This acceleration and the extension of the period to vest met the modification criteria for accounting purposes. For these modifications, the Company calculated and recorded additional compensation expense of $0.2 million.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2020	4,908,038	$1.90
Granted	400,000	1.46
Exercised	(15,000)	1.29
Forfeited and expired	(150)	170.00
Outstanding at January 1, 2021	5,292,888	$1.87	7.69
Granted	2,463,714	1.70
Exercised	(1,557,628)	1.12
Forfeited and expired	(2,260,361)	2.10
Outstanding at December 31, 2021	3,938,613	$1.90	7.91
Exercisable at December 31, 2021	1,216,564	$2.32	4.86

The weighted‑average grant date fair value of options granted was $1.27 and $1.11 per share during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $2.8 million, which the Company expects to recognize over a weighted‑average period of approximately 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2021 was $26 thousand and $4 thousand, respectively, and the aggregate intrinsic value of options that were exercised during the year ended December 31, 2021 was $0.5 million. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2020 was $0.6 million and $0.5 million, respectively, and the aggregate intrinsic value of options that were exercised during the year ended December 31, 2020 was $3 thousand.

During the year ended December 31, 2021, there were 1,557,628 options that were exercised on a cashless basis at $1.12 per share resulting in the net issuance of 329,076 shares of common stock.

The fair value of options is estimated using the Black Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the year ended December 31, 2021 and 2020 was determined using the methods and assumptions discussed below.

●
The expected term of employee options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options expire up to a maximum of ten years from the date of grant.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
●	The expected volatility is based on historical volatility of the Company’s common stock.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is none because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its ordinary shares.

For the years ended December 31, 2021 and 2020, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	5.96	6.00
Expected volatility	90.03%	94.00%
Risk-free rate	1.08%	0.53%
Dividend rate	0.00%	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	77,237	$2.46
Granted	—	—
Vested	(68,091)	2.46
Forfeited and expired	(9,146)	2.46
Unvested at January 1, 2021	—	$—
Granted	290,861	1.44
Vested	(146,364)	1.42
Forfeited and expired	(53,957)	1.45
Unvested at December 31, 2021	90,540	$1.45

As of December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock units was less than $0.1 million, which the Company expects to recognize over a weighted‑average period of approximately 0.5 years.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
15. Income Taxes

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	22	21
	22	21
Deferred:
Federal	23	129
State	(11)	125
	12	254
Income tax expense	$34	$275

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax liability for federal income taxes consisted of the following:

	December 31,
	2021	2020
Deferred tax assets (liabilities) (in thousands)
Net operating loss carryforwards	$46,596	$45,819
Intangible assets	1,039	1,450
Inventory	26	51
Reserves and accrued expenses	1,230	896
Property and equipment	441	(178)
Stock-based compensation	458	808
Operating lease right-of-use assets	(159)	(249)
Goodwill	(950)	(815)
Operating lease liability	177	272
481(a) adjustment	(667)	—
Less: valuation allowance	(48,457)	(48,308)
Net deferred tax liability	$(266)	$(254)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a nearly full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $0.1 million and $1.2 million during the years ended December 31, 2021 and 2020, respectively. The Company does not have unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes as follows (in thousands):

	December 31,
Combined NOL carryforwards:	2021	2020
Federal	$204,314	$200,976
State	$60,654	$43,501

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The NOL carryforwards generated prior to 2018 begin expiring in 2022 for federal and 2030 for state income tax purposes. Federal and many state NOLs generated in 2018 and into the future now have an indefinite life.

The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether or not ownership changes have occurred since inception.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
Rate reconciliation:	2021	2020
Federal tax expense at statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.33)%	6.59%
Permanent differences	8.90%	(2.75)%
Other difference and true ups	(25.27)%	(2.58)%
Change in valuation allowance	(5.57)%	(28.90)%
Tax provision	(1.27)%	(6.64)%

16. Business and Geographical Reporting Segments

The Company organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense) is also not allocated to the operating segments.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following tables reflect results of operations from our business segments for the periods indicated below:

Year Ended December 31, 2021	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$22,528	$7,449	$29,977
Cost of revenues	6,418	3,709	10,127
Gross profit	16,110	3,740	19,850
Gross profit %	71.5%	50.2%	66.2%

Allocated expenses:
Engineering and product development	1,251	183	1,434
Selling and marketing	12,257	849	13,106
Unallocated expenses	—	—	9,712
	13,508	1,032	24,252
Income (loss) from operations	2,602	2,708	(4,402)
Interest expense	—	—	(314)
Interest income	—	—	15
Gain on debt extinguishment	—	—	2,029
Income (loss) before income tax expense	$2,602	$2,708	$(2,672)

Year Ended December 31, 2020	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$17,409	$5,681	$23,090
Cost of revenues	5,832	3,124	8,956
Gross profit	11,577	2,557	14,134
Gross profit %	66.5%	45.0%	61.2%

Allocated expenses:
Engineering and product development	1,101	173	1,274
Selling and marketing	8,437	601	9,038
Unallocated expenses	—	—	7,898
	9,538	774	18,210
Income (loss) from operations	2,039	1,783	(4,076)
Interest expense	—	—	(211)
Interest income	—	—	150
Income (loss) before income tax expense	$2,039	$1,783	$(4,137)

The following table presents the Company’s revenue disaggregated by geographical region for the years ended December 31, 2021 and 2020. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from the Company’s distributors primarily in Asia.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Year Ended December 31, 2021	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$21,215	$1,982	$23,197
Foreign	1,313	5,467	6,780
Total	$22,528	$7,449	$29,977

Year Ended December 31, 2020	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$16,848	$956	$17,804
Foreign	561	4,725	5,286
Total	$17,409	$5,681	$23,090

As of December 31, 2021 and 2020, total assets by reportable segment were as follows:

	December 31,
	2021	2020
Assets:
Dermatology recurring procedures	$30,897	$25,112
Dermatology procedures equipment	2,662	3,052
Other unallocated assets	13,034	18,614
Consolidated total	$46,593	$46,778

Long-lived assets of $1.0 million and $0.5 million were located in international markets as of December 31, 2021 and 2020, respectively, with the remainder located in domestic markets.

17. Subsequent Events

TheraClear

 In January 2022, the Company acquired certain assets related to the TheraClear Devices from Theravant Corporation. The TheraClear asset acquisition will allow the Company to further develop, commercialize and market the TheraClear Devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications.

The Company made an upfront cash payment of $0.5 million and issued to Theravant Corporation 358,367 shares of common stock with an aggregate value of $0.5 million in connection with the TheraClear asset acquisition. Theravant Corporation is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon gross profit from future domestic sales, 25% of gross profit from international sales over the subsequent four-year period, and up to $1.0 million in future milestone payments upon the achievement of certain development and related net revenue targets.