Form 10-Q
period 2022-03-31
STRATA Skin Sciences, Inc.
filed 2022-05-11
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of May 6, 2022 was 34,723,046 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,923	$12,586
Accounts receivable, net of allowance for doubtful accounts of $288 and $275 at March 31, 2022 and December 31, 2021, respectively	2,972	3,433
Inventories	4,758	3,489
Prepaid expenses and other current assets	393	462
Total current assets	19,046	19,970

Property and equipment, net	6,921	6,883
Operating lease right-of-use assets	549	638
Intangible assets, net	19,568	10,083
Goodwill	8,803	8,803
Other assets	200	216
Total assets	$55,087	$46,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,970	$2,822
Accrued expenses and other current liabilities	6,539	6,377
Deferred revenues	3,121	3,285
Current portion of operating lease liabilities	289	318
Current portion of contingent consideration	500	-
Total current liabilities	14,419	12,802

Long-term debt	7,356	7,319
Deferred revenues and other liabilities	320	400
Deferred tax liability	266	266
Operating lease liability, net of current portion	324	392
Contingent consideration, net of current portion	8,622	-
Total liabilities	31,307	21,179

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,723,046, and 34,364,679, shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	35	34
Additional paid-in capital	247,926	247,059
Accumulated deficit	(224,181)	(221,679)
Total stockholders’ equity	23,780	25,414
Total liabilities and stockholders’ equity	$55,087	$46,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues, net	$7,041	$5,827
Cost of revenues	2,913	2,114
Gross profit	4,128	3,713

Operating expenses:
Engineering and product development	163	384
Selling and marketing	3,616	2,932
General and administrative	2,652	2,789
	6,431	6,105

Loss from operations	(2,303)	(2,392)
Other income (expense):
Interest expense	(199)	(30)
Interest income	-	8
	(199)	(22)
Loss before income taxes	(2,502)	(2,414)
Income tax expense	-	(4)
Net loss	$(2,502)	$(2,418)

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.07)
Weighted average shares of common stock outstanding, basic and diluted	34,679,246	33,802,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Three Months Ended March 31, 2022 and 2021
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation	-	-	368	-	368
Issuance of common stock for acquisition	358,367	1	499	-	500
Net loss	-	-	-	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	$35	$247,926	$(224,181)	$23,780

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	662	-	662
Issuance of restricted stock	16,260	-	-	-	-
Net loss	-	-	-	(2,418)	(2,418)
Balance at March 31, 2021	33,817,305	$34	$245,493	$(221,391)	$24,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,502)	$(2,418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	696	352
Amortization of right-of-use assets	89	86
Depreciation	625	481
Amortization of deferred financing costs and debt discount	37	-
Provision for (recoveries of) doubtful accounts	13	(54)
Stock-based compensation	368	662
Loss on disposal of property and equipment	17	-
Deferred taxes	-	4
Changes in operating assets and liabilities:
Accounts receivable	448	145
Inventories	(1,198)	132
Prepaid expenses and other assets	85	(65)
Accounts payable	1,148	387
Accrued expenses and other liabilities	175	586
Deferred revenues	(257)	(54)
Operating lease liabilities	(97)	(91)
Net cash (used in) provided by operating activities	(353)	153

Cash flows from investing activities:
Purchase of property and equipment	(679)	(740)
Cash paid in connection with TheraClear asset acquisition	(631)	-
Net cash used in investing activities	(1,310)	(740)

Net decrease in cash, cash equivalents and restricted cash	(1,663)	(587)
Cash, cash equivalents and restricted cash, beginning of period	12,586	18,112

Cash, cash equivalents and restricted cash, end of period	$10,923	$17,525

Cash and cash equivalents	$10,923	$10,043
Restricted cash	-	7,482
	$10,923	$17,525
Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$30
Supplemental disclosure of non-cash operating, investing and financing activities:
Inventories acquired in connection with TheraClear asset acquisition	$71	$-
Intangible assets acquired in connection with TheraClear asset acquisition	$10,182	$-
Contingent consideration issued in connection with TheraClear asset acquisition	$9,122	$-
Common stock issued in connection with TheraClear asset acquisition	$500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA SKIN SCIENCES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, and per share amounts and number of lasers)
(unaudited)

Note 1
The Company:

Background
STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear acne treatment device to broaden its opportunities with expansion potential in the acne care market.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2022, there were 903 XTRAC systems placed in dermatologists’ offices in the United States and 55 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

Since 2019, the Company has been transitioning its international dermatology procedures equipment sales through its master distributor to a direct distribution model for equipment sales and recurring revenue on a country-by-country basis, primarily in the Middle East and Asia.
In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While most offices reopened, some practices closed and never reopened, and the ongoing impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transportation, any governmental and societal responses thereto, including legislative or regulatory changes as well as the percentage of the populace vaccinated and the effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chains world-wide which the Company depends upon to provide a steady source of components to manufacture and repair the Company’s devices. To mitigate the impact of COVID-19 the Company took a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans. To promote the safety and security of its employees, while complying with various government mandates including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, the Company is complying with federal and local regulations at its facilities. In addition, the Company created and executed programs utilizing its direct-to-consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In October 2021, the Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. See Note 2, Liquidity for discussion on Company liquidity.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Basis of Presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share, per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s stockholders’ equity, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2021 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of March 31, 2022, the more significant estimates include revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of acquired intangible assets, state sales and tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s current Senior Term Facility approximated its fair value due to its variable interest rate.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. The activity in the warranty accrual during the three months ended March 31, 2022 and 2021 is summarized as follows:
	Three Months Ended, March 31,
	2022	2021
Balance, beginning of period	$79	$113
Additions	34	4
Expirations and claimed satisfied	(14)	(32)
Total	99	85
Less current portion within accrued expenses and other current liabilities	(66)	(63)
Balance within deferred revenues and other liabilities	$33	$22

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Unvested restricted stock units	89,681	-
Stock options	4,434,714	6,925,478
Common stock warrants	373,626	-
Total	4,898,021	6,925,478

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Accounting Pronouncements Recently Adopted
In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity-Classified Written Call Options. The pronouncement outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021. The adoption of this guidance on January 1, 2022 did not have a material effect on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The transition period for adopting these ASUs is March 2020 through December 31, 2022. The Company continues to evaluate the temporary expedients and options available under this guidance and the effects of these pronouncements and, as the Company does not have any hedging activities, does not believe this will have a material effect on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective beginning after December 15, 2023 and early adoption is permitted. The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but it could in the future.

Note 2
Liquidity:

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from a Paycheck Protection Program (“PPP”) loan, which was forgiven, and an Economic Injury Disaster Loan (the “EIDL loan”) that was repaid at the time the Senior Term Facility was entered into with MidCap Financial Trust in September 2021 (Note 9). Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements. However, the negative impact of the ongoing COVID-19 outbreak on the financial markets and supply chain disruptions could interfere with the Company’s ability to access financing and on favorable terms.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 3
Revenue Recognition:

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of March 31, 2022:

Remaining 2022	$1,263
2023	1,624
2024	1,303
2025	530
2026	4
Total	$4,724

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $21, and the Company expects to recognize $10 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2022, the $10 of short-term contract liabilities is presented as deferred revenues and the $11 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2022 and 2021, the Company recognized $5 and $34, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2021 and 2020.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

Note 4
Acquisition of TheraClear Assets:

In January 2022, the Company acquired certain assets related to the TheraClear Devices from Theravant Corporation (“Theravant”). The TheraClear asset acquisition will allow the Company to further develop, commercialize and market the TheraClear Devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications.

The Company made an upfront cash payment of $500 and issued to Theravant 358,367 shares of common stock with an aggregate value of $500 as of the closing date in connection with the TheraClear asset acquisition. Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $1.0 million in future milestone payments upon the achievement of certain development and commercialization related targets.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the TheraClear technology intangible asset as defined by ASC 805, Business Combinations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The purchase price was allocated, on a relative fair basis, to the technology intangible asset and acquired inventories as follows:

Consideration:
Cash payment	$500
Common stock issued	500
Transaction costs	131
Contingent consideration	9,122
Total consideration	$10,253

Assets acquired:
Technology intangible asset	$10,182
Inventories	71
Total assets acquired	$10,253

The technology intangible asset is being amortized on a straight-line basis over a period of ten years, to be updated for subsequent changes in the contingent consideration that is allocated to its carrying value. The intangible asset was valued using the relief from royalty method. Significant assumptions used in the relief from royalty method include a 14.5% weighted average cost of capital and 15.0% of revenues for the royalty rate. The net book value of acquired inventories approximated its fair value. To calculate the fair value of the earnout using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 1.6%, revenue volatility of 45.0%, and a cost of equity of 10.5%. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year is classified as current on the condensed consolidated balance sheet.

Note 5
Inventories:

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials and work-in-process	$3,881	$3,201
Finished goods	877	288
Total inventories	$4,758	$3,489

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle and therefore, is included with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Lasers placed-in-service	$26,685	$25,949
Equipment, computer hardware and software	268	238
Furniture and fixtures	218	213
Leasehold improvements	90	254
	27,261	26,654
Accumulated depreciation and amortization	(20,340)	(19,771)
Property and equipment, net	$6,921	$6,883

Depreciation and amortization expense was $625 and $481 for the three months ended March 31, 2022 and 2021, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 7
Intangible Assets, net:

Intangible assets consist of the following as of March 31, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(3,848)	$1,852
Product technology	12,182	(2,232)	9,950
Customer relationships	6,900	(4,658)	2,242
Tradenames	1,500	(1,013)	487
Pharos customer lists	5,314	(277)	5,037
	$31,596	$(12,028)	$19,568

Intangible assets consist of the following as of December 31, 2021:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(3,705)	$1,995
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(4,485)	2,415
Tradenames	1,500	(975)	525
Pharos customer lists	5,314	(166)	5,148
	$21,414	$(11,331)	$10,083

Amortization expense was $696 and $352 for the three months ended March 31, 2022 and 2021, respectively.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2022 or 2021.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2022	$2,175
2023	2,871
2024	2,871
2025	2,166
2026	1,461

Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021

Warranty obligations	$66	$59
Compensation and related benefits	1,992	2,052
State sales, use and other taxes	3,739	3,697
Professional fees and other	742	569
Total accrued expenses and other current liabilities	$6,539	$6,377

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 9
Long-term Debt:

Senior Term Facility
On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8.0 million senior term loan that was drawn upon by the Company upon executing the agreement. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and mature on September 1, 2026, unless terminated earlier. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of the Company’s assets. The Senior Term Facility was amended on January 10, 2022 to provide MidCap Financial Trust’s consent to the acquisition of TheraClear Devices (Note 4).

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to not have less than $24.0 million of net revenue for the trailing 12-month period as of September 30, 2021, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At March 31, 2022, the minimum net revenue threshold was $25.5 million. The minimum net revenue threshold will increase to $30.0 million by December 31, 2023. At March 31, 2022, the Company was in compliance with all financial and nonfinancial covenants within the Senior Term Facility.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (xi) regulatory matters, (xii) failure to remain a publicly traded company and (xiii) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. On March 31, 2022, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrants are equity classified and are exercisable at any time on or prior to the tenth anniversary of their issue date. The estimated fair value of the warrants was $585 and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $133. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $644 as of March 31, 2022. The Company recognized interest expense of $199 during the three months ended March 31, 2022, of which $37 was related to the amortization of the debt discount.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Future minimum principal payments at March 31, 2022 are as follows:

2024	$1,000
2025	4,000
2026	3,000
Total	$8,000

Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of March 31, 2022, there were 3,412,029 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $368 and $662 for the three months ended March 31, 2022 and 2021, respectively, and within general and administrative expenses in the accompanying condensed consolidated statements of operations.
Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	3,938,613	$1.90
Granted	860,000	$1.45
Exercised	(15,000)	$1.29
Forfeited and expired	(348,899)	$2.97
Outstanding at March 31, 2022	4,434,714	$1.73	8.8
Exercisable at March 31, 2022	1,396,863	$1.94	7.5

The weighted‑average grant date fair value of options granted was $1.09 per share during the three months ended March 31, 2022. As of March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $3,393, which the Company expects to recognize over a weighted‑average period of approximately 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2022 was $39 and $1, respectively.

For the three months ended March 31, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:
Expected volatility	89.6%
Risk‑free interest rate	2.4%
Expected life (in years)	6.1
Expected dividend yield	0.0%

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
On March 30, 2022, the Company granted 160,000 stock-based options to the Chief Executive Officer. The vesting of these awards is contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. Stock-based compensation expense related to these options is nominal for the three months ended March 31, 2022.

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	90,540	$1.45
Granted	9,141	$1.47
Vested	(10,000)	$1.45
Unvested at March 31, 2022	89,681	$1.45

As of March 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $35, which the Company expects to recognize over a weighted‑average period of approximately 0.3 years.

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
No income tax expense was incurred for the three months ended March 31, 2022. Income tax expense of $4 for the three months ended March 31, 2021 was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.
The United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company analyzed the impact of the CARES Act and does not foresee a significant impact on its condensed consolidated financial position, results of operations, effective tax rate and cash flows.
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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 12
Business Segments:

The Company has organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest expense and other income (expense) are also not allocated to the operating segments.

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

Three Months Ended March 31, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$5,067	$1,974	$7,041
Costs of revenues	2,032	881	2,913
Gross profit	3,035	1,093	4,128
Gross profit %	59.9%	55.4%	58.6%

Allocated operating expenses:
Engineering and product development	126	37	163
Selling and marketing	3,300	316	3,616
Unallocated operating expenses	-	-	2,652
	3,426	353	6,431
(Loss) income from operations	(391)	740	(2,303)
Interest expense	-	-	(199)
(Loss) income before income taxes	$(391)	$740	$(2,502)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Three Months Ended March 31, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$4,679	$1,148	$5,827
Costs of revenues	1,501	613	2,114
Gross profit	3,178	535	3,713
Gross profit %	67.9%	46.6%	63.7%

Allocated operating expenses:
Engineering and product development	361	23	384
Selling and marketing	2,802	130	2,932
Unallocated operating expenses	-	-	2,789
	3,163	153	6,105
Income (loss) from operations	15	382	(2,392)
Interest expense	-	-	(30)
Interest income	-	-	8
Income (loss) before income taxes	$15	$382	$(2,414)

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2022 and 2021, respectively. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from sales to the Company’s distributors, primarily in Asia.

Three Months Ended March 31, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$4,689	$695	$5,384
Foreign	378	1,279	1,657
Total	$5,067	$1,974	$7,041

Three Months Ended March 31, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$4,426	$258	$4,684
Foreign	253	890	1,143
Total	$4,679	$1,148	$5,827

Note 13
Significant Customer Concentrations:

For the three months ended March 31, 2022 and 2021, revenues from sales to one of the Company’s distributors were $810, or 11.5%, and $683, or 11.7%, respectively.

No other customer represented more than 10% of total company revenues for the three months ended March 31, 2022 and 2021.

No customer represented more than 10% of total accounts receivable as of March 31, 2022 or December 31, 2021.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 14
Commitments and Contingencies:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to three years, and one facility lease has a renewal option for two years. Renewal options have been excluded from the determination of the lease term as they are not reasonably certain of exercise.

Operating lease costs were $113 and $116 for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $113 and $116 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 2.3 years.

The following table summarizes the Company’s operating lease maturities as of March 31, 2022:

Amount
Remaining 2022	$258
2023	242
2024	186
Total remaining lease payments	686
Less: imputed interest	(73)
Total lease liabilities	$613

Accrued State Sales and Use Tax
The Company records state sales tax collected and remitted for its customers on dermatology procedures equipment sales on a net basis, excluded from revenue. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenue business is recorded in general and administrative expenses within the condensed consolidated statements of operations.

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. The Company received notification that an administrative state judge issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022. On May 6, 2022, the Company received a written decision from Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company has until September 6, 2022 to file an appeal of the Tribunal’s decision.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The Company is also in another jurisdiction’s administrative process of appeal with respect to the remaining $891 of assessments, and the timing of the process has been impacted by the COVID-19 pandemic. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or the Company does not have other defenses where the Company prevails, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

Milestone Payments
In January 2022, the Company entered into a Development Agreement (the “Development Agreement”) with Theravant Corporation (“Theravant”). Under the Development Agreement, the Company will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $500 upon FDA clearance for each device and $500 upon achievement of certain net revenue targets for each device, aggregating to $3,000 of potential future milestone payments under the Development Agreement. The Development Agreement has a three-year term, unless terminated sooner by either party, and is being accounted for separately from the TheraClear asset acquisition discussed in Note 4.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. No amount has been accrued for this matter as of March 31, 2022.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business including the scope and duration of the COVID-19 outbreak and its impact on global economic systems. In particular, we encourage you to review the risks and uncertainties described in Part II-Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share and prices per treatment.

Introduction, Outlook, Overview of Business Operations and Recent Developments

STRATA Skin Sciences, Inc. is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. Its products also include the TheraClear® Acne Clearing System utilized in the treatment of mild to moderate inflammatory, comedonal and pustular acne.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2022, there were 903 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 890 at the end of December 31, 2021. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician's office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transportation, any governmental and societal responses thereto, including legislative or regulatory as well as the percentage of the populace vaccinated and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Domestically, as the procedures in which our devices are used are elective in nature and as social distancing, travel restrictions, and other restrictions became prevalent in the United States, this had a negative impact on our recurring revenue model and our financial position and cash flow. The virus has disrupted the supply chains world-wide that we depend upon to provide a steady source of components to manufacture and repair our devices.

To mitigate the impact of COVID-19, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure by implementing business continuity plans to promote the safety and security of our employees, while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, and complying with federal and local regulations at our facilities. The Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. In addition, we created and executed programs utilizing our direct-to-consumer advertising and call center to contact patients and partner clinics to restart our partners’ businesses.

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

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance through the first quarter of fiscal 2022. We experienced a significant number of cases of a COVID-19 variant among our employees in January 2022 and some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

In August 2021, we acquired certain assets and assumed certain liabilities related to the Pharos U.S. dermatology business of Ra Medical Systems, Inc. (“Ra Medical”) for an upfront cash payment of $3.7 million. The Pharos asset acquisition provides us with the opportunity to market our full business solutions to Ra Medical’s existing customer base of 400 dermatology practices and increase our recurring revenue base. The Pharos transaction also provides a highly synergistic path to gain additional placements for our XTRAC excimer laser system.

In January 2022, we acquired certain assets of TheraClear Devices from Theravant Corporation (“Theravant”). The TheraClear asset acquisition will allow us to further develop, commercialize and market the TheraClear Devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications. We made an upfront cash payment of $0.5 million in connection with the asset acquisition. In addition, Theravant received 358,367 shares of our common stock with an aggregate value of $0.5 million as of the closing date and is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $1.0 million in future milestone payments upon the achievement of certain development and commercialization related targets.

In January 2022, we entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, the Company will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $500 upon FDA clearance for each device and $500 upon achievement of certain net revenue targets for each device, aggregating to $3,000 of potential future milestone payments under the Development Agreement. The Development Agreement has a three-year term, unless terminated sooner by either party.

Key Technology

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing. In February 2022, we announced the commercial launch, with the first installation in the U.S. market, of our next generation excimer laser system, XTRAC MomentumTM  1.0

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
•
TheraClear Acne Treatment Device. The TheraClear® Acne Clearing System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2022 except for contingent consideration as described below. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 of our Annual Report on Form 10-K as filed with the SEC on March 21, 2022.

Contingent Consideration

The purchase price for certain assets acquired related to TheraClear Devices during January 2022 includes earnout payments, or contingent consideration. Estimates that involve a significant level of estimation uncertainty include the valuation of contingent consideration, which was determined using forecasted financial information available at the acquisition date, a discount rate and various other assumptions as described in more detail in Note 4 to our condensed consolidated financial statements. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended March 31,
	2022	2021
Dermatology Recurring Procedures	$5,067	$4,679
Dermatology Procedures Equipment	1,974	1,148
Total Revenues	$7,041	$5,827

Dermatology Recurring Procedures
The ongoing COVID-19 pandemic has had a negative impact on our results for the first quarter of 2022 and 2021, and we expect it will have a negative impact on our revenue for as long as the pandemic continues. Recognized recurring treatment revenue for the three months ended March 31, 2022 was $5,067, which we estimate is approximately 71,000 treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended March 31, 2021 of $4,679, which we estimate is approximately 67,000 treatments, with prices between $65 to $95 per treatment.

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

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2022 and 2021, we deferred net revenues of $1,971 and $1,769, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Higher deferred revenue from the fourth quarter of 2021 favorably impacted the first quarter of 2022 as compared to the first quarter of 2021 when lower deferred revenue negatively impacted that period.

Dermatology Procedures Equipment
For the three months ended March 31, 2022, dermatology procedures equipment revenues were $1,974. Internationally, we sold 14 systems (11 XTRAC and 3 VTRAC). Domestically, there were no systems sold during the three months ended March 31, 2022. In addition to equipment sales, we recognized approximately $400 of deferred service revenue associated with assumed service contracts from Ra Medical during the three months ended March 31, 2022.

For the three months ended March 31, 2021, dermatology procedures equipment revenues were $1,148. Internationally, we sold 2 systems (all XTRAC). Domestically, there were no systems sold during the three months ended March 31, 2021.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended March 31,
	2022	2021
Dermatology Recurring Procedures	$2,032	$1,501
Dermatology Procedures Equipment	881	613
Total Cost of Revenues	$2,913	$2,114

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2022	2021
Revenues	$7,041	$5,827
Cost of revenues	2,913	2,114
Gross profit	$4,128	$3,713
Gross profit percentage	58.6%	63.7%

Gross profit increased to $4,128 for the three months ended March 31, 2022 from $3,713 during the same period in 2021. As a percent of revenues, the gross profit was 58.6% for the three months ended March 31, 2022, as compared to 63.7% for the same period in 2021. The decrease in gross profit percentage was primarily the result of an increase in amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures.

The following tables present changes in our gross margin, by segment, for the periods presented below:

Dermatology Recurring Procedures	For the Three Months Ended March 31,
	2022	2021
Revenues	$5,067	$4,679
Cost of revenues	2,032	1,501
Gross profit	$3,035	$3,178
Gross profit percentage	59.9%	67.9%

The primary reasons that gross profit percentage decreased for the three months ended March 31, 2022 as compared to the same period in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and higher depreciation expenses and labor costs in the first quarter of 2022, partially offset by higher recurring revenue sales.

Dermatology Procedures Equipment	For the Three Months Ended March 31,
	2022	2021
Revenues	$1,974	$1,148
Cost of revenues	881	613
Gross profit	$1,093	$535
Gross profit percentage	55.4%	46.6%

The primary reasons for the increase in gross profit percentage for the three months ended March 31, 2022 as compared to the same period in 2021 were product mix and higher sales margins, and the absorption of acquired inventories and recognition of deferred service revenue associated with assumed service contracts from Ra Medical.

Engineering and Product Development
For the three months ended March 31, 2022, engineering and product development expenses were $163 as compared to $384 for the three months ended March 31, 2021. Engineering and product development costs during the three-month period in 2022 were lower primarily as a result of reduction of costs incurred in connection with  developing XTRAC MomentumTM  1.0, our next generation excimer laser system that was commercially launched in February 2022.

Selling and Marketing Expenses
For the three months ended March 31, 2022, selling and marketing expenses were $3,616 as compared to $2,932 for the three months ended March 31, 2021. Sales and marketing expenses for the three months ended March 31, 2022 were higher as compared to the same period in 2021 primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses, in the first quarter of 2022.

General and Administrative Expenses
For the three months ended March 31, 2022, general and administrative expenses decreased to $2,652 from $2,789 for the three months ended March 31, 2021. General and administrative expenses were lower for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to higher compensation, severance and recruiting expenses incurred in the first quarter of 2021 as a result of the CEO transition, offset by higher accounting and legal fees in the current period.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $199 for the three months ended March 31, 2022 from $30 for the three months ended March 31, 2021. The increase was primarily the result of a higher interest rate on the Senior Term Facility entered into in September 2021.

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

	For the Three Months Ended March 31,
	2022	2021

Net loss	$(2,502)	$(2,418)

Adjustments:
Depreciation and amortization	1,321	833
Amortization of right-of-use asset	89	86
Loss on disposal of property and equipment	17	-
Income tax expense	-	4
Interest expense, net	199	22
Non-GAAP EBITDA	(876)	(1,473)
Stock-based compensation	368	662
Non-GAAP adjusted EBITDA	$(508)	$(811)

Liquidity and Capital Resources
As of March 31, 2022, we had $4,627 of working capital compared to $7,168 as of December 31, 2021. The change in working capital was primarily the result of decreases in cash and cash equivalents and accounts receivable and an increase in accounts payable, offset by an increase in inventories, as we invested in capital assets, completed the asset acquisition of TheraClear, and bolstered inventories to avoid supply chain disruptions. Cash and cash equivalents were $10,923 as of March 31, 2022, as compared to $12,586 as of December 31, 2021.

In September 2021, we entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein and borrowed $8,000 in the form of a senior term loan. The term loan bears interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and matures on September 1, 2026, unless terminated earlier. We are obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, we will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of our assets.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through March 31, 2022.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements.  However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash and cash equivalents and restricted cash used in operating activities was $353 for the three months ended March 31, 2022, compared to net cash provided by operating activities of $153 for the three months ended March 31, 2021. The decrease in cash flows provided by operating activities for the three months ended March 31, 2022 was primarily the result of net movements in asset and liability accounts and a reduction in stock-based compensation related to the CEO transition in the first quarter of 2021, offset by increased depreciation and amortization expense primarily related to intangible assets acquired through the Ra Medical and TheraClear asset acquisitions. The decrease in cash flows from asset and liability accounts was primarily driven by an increase in inventories to avoid supply chain disruptions, lower payments during the three months ended March 31, 2021 due to cash conservation measures implemented after the COVID-19 outbreak, and the recognition of deferred service revenue associated with assumed service contracts from Ra Medical.

Net cash and cash equivalents and restricted cash used in investing activities was $1,310 for the three months ended March 31, 2022, compared to net cash used in investing activities of $740 for the three months ended March 31, 2021. The increase is primarily the result of the asset purchase of TheraClear.

There were no cash flows from financing activities for the three months ended March 31, 2022 and 2021.

Commitments and Contingencies
There were no items, except as described above with respect to the potential future earnout payments related to the TheraClear asset acquisition and Development Agreement, that significantly impacted our commitments and contingencies as discussed in the notes to our 2021 annual financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of March 31, 2022. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting in our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against us and an employment agency which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency.

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2.4 million including penalties and interest for the period from March 2014 through April 2020. The Company received notification that an administrative state judge issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $2.4 million of assessments. The jurisdiction filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022. On May 6, 2022, the Company received a written decision from Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company has until September 6, 2022 to file an appeal of the Tribunal’s decision.

Additionally, from time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required.

ITEM 1A.	Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and filed with the SEC on March 21, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

10.1
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022)

10.2	Development Agreement, by and between Theravant Corporation and STRATA Skin Sciences, Inc. (attached hereto)
10.3	Form of Performance Stock Option Agreement (Non-Qualified Stock Option) (attached hereto)
10.4	Form of VWAP Performance Stock Option Agreement (Non-Qualified Stock Option) (attached hereto)

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer (attached hereto)
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (attached hereto)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date May 11, 2022	By:	/s/ Robert J. Moccia
Name Robert J. Moccia
Title President & Chief Executive Officer

Date May 11, 2022	By:	/s/ Christopher Lesovitz
Name Christopher Lesovitz
Title Chief Financial Officer