Form 10-Q
period 2022-06-30
STRATA Skin Sciences, Inc.
filed 2022-08-10
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of August 8, 2022 was 34,723,046 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,036	$12,586
Accounts receivable, net of allowance for doubtful accounts of $228 and $275 at June 30, 2022 and December 31, 2021, respectively	2,989	3,433
Inventories	4,907	3,489
Prepaid expenses and other current assets	696	462
Total current assets	18,628	19,970

Property and equipment, net	6,685	6,883
Operating lease right-of-use assets	457	638
Intangible assets, net	18,829	10,083
Goodwill	8,803	8,803
Other assets	185	216
Total assets	$53,587	$46,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,241	$2,822
Accrued expenses and other current liabilities	6,144	6,377
Deferred revenues	3,253	3,285
Current portion of operating lease liabilities	224	318
Current portion of contingent consideration	500	-
Total current liabilities	14,362	12,802

Long-term debt	7,395	7,319
Deferred revenues and other liabilities	313	400
Deferred tax liability	266	266
Operating lease liability, net of current portion	289	392
Contingent consideration, net of current portion	8,622	-
Total liabilities	31,247	21,179

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,723,046 and 34,364,679, shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	35	34
Additional paid-in capital	248,378	247,059
Accumulated deficit	(226,073)	(221,679)
Total stockholders’ equity	22,340	25,414
Total liabilities and stockholders’ equity	$53,587	$46,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2022	2021
Revenues, net	$9,105	$7,382
Cost of revenues	4,112	2,621
Gross profit	4,993	4,761

Operating expenses:
Engineering and product development	209	403
Selling and marketing	4,146	3,160
General and administrative	2,332	2,121
	6,687	5,684

Loss from operations	(1,694)	(923)
Other income (expense):
Gain on debt extinguishment	-	2,028
Interest expense	(208)	(26)
Interest income	10	7
	(198)	2,009
(Loss) income before income taxes	(1,892)	1,086
Income tax expense	-	(4)
Net (loss) income	$(1,892)	$1,082

Net (loss) earnings per share of common stock:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03

Weighted average shares of common stock outstanding:
Basic	34,723,046	33,876,568
Diluted	34,723,046	34,318,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Revenues, net	$16,146	$13,209
Cost of revenues	7,025	4,735
Gross profit	9,121	8,474

Operating expenses:
Engineering and product development	372	787
Selling and marketing	7,762	6,092
General and administrative	4,984	4,910
	13,118	11,789

Loss from operations	(3,997)	(3,315)

Other income (expense):
Gain on debt extinguishment	-	2,028
Interest expense	(407)	(56)
Interest income	10	15
	(397)	1,987

Loss before income taxes	(4,394)	(1,328)
Income tax expense	-	(8)
Net loss	$(4,394)	$(1,336)

Net loss per share of common stock, basic and diluted	$(0.13)	$(0.04)

Weighted average shares of common stock outstanding, basic and diluted	34,701,267	33,839,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2022 and 2021
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation	-	-	368	-	368
Issuance of common stock for acquisition	358,367	1	499	-	500
Net loss	-	-	-	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	35	247,926	(224,181)	23,780
Stock-based compensation	-	-	452	-	452
Net loss	-	-	-	(1,892)	(1,892)
Balance at June 30, 2022	34,723,046	$35	$248,378	$(226,073)	$22,340

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	662	-	662
Issuance of restricted stock	16,260	-	-	-	-
Net loss	-	-	-	(2,418)	(2,418)
Balance at March 31, 2021	33,817,305	34	245,493	(221,391)	24,136
Stock-based compensation	-	-	581	-	581
Issuance of restricted stock	71,934	-	-	-	-
Net income	-	-	-	1,082	1,082
Balance at June 30, 2021	33,889,239	$34	$246,074	$(220,309)	$25,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,394)	$(1,336)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	1,436	705
Amortization of right-of-use assets	181	174
Depreciation and amortization	1,224	1,001
Amortization of deferred financing costs and debt discount	76	-
Provision for doubtful accounts	(47)	(68)
Stock-based compensation	820	1,243
Loss on disposal of property and equipment	35	63
Gain on debt extinguishment	-	(2,028)
Deferred taxes	-	8
Changes in operating assets and liabilities:
Accounts receivable	491	158
Inventories	(898)	395
Prepaid expenses and other assets	(203)	(162)
Accounts payable	1,419	(122)
Accrued expenses and other liabilities	(217)	411
Deferred revenues	(135)	128
Operating lease liabilities	(197)	(183)
Net cash (used in) provided by operating activities	(409)	387

Cash flows from investing activities:
Purchase of property and equipment	(1,510)	(1,466)
Cash paid in connection with TheraClear asset acquisition	(631)	-
Net cash used in investing activities	(2,141)	(1,466)

Net decrease in cash, cash equivalents and restricted cash	(2,550)	(1,079)
Cash, cash equivalents and restricted cash, beginning of period	12,586	18,112

Cash, cash equivalents and restricted cash, end of period	$10,036	$17,033

Cash and cash equivalents	$10,036	$9,576
Restricted cash	-	7,457
	$10,036	$17,033
Supplemental disclosure of cash flow information:
Cash paid for interest	$329	$57
Supplemental disclosure of non-cash operating, investing and financing activities:
Inventories acquired in connection with TheraClear asset acquisition	$71	$-
Intangible assets acquired in connection with TheraClear asset acquisition	$10,182	$-
Contingent consideration issued in connection with TheraClear asset acquisition	$9,122	$-
Common stock issued in connection with TheraClear asset acquisition	$500	$-
Transfer of property and equipment to inventories	$449	$-

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2022, there were 915 XTRAC systems placed in dermatologists' offices in the United States and 38 systems internationally under the Company's recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While many offices reopened, some practices closed and never reopened, and the ongoing impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transportation, any governmental and societal responses thereto, including legislative or regulatory changes as well as the percentage of the populace vaccinated and the effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions and inflation, all of which are uncertain and cannot be predicted.

Domestically, as the procedures for which the Company’s devices are used are elective in nature; and as social distancing, travel restrictions, and other restrictions became prevalent in the United States, this had a negative impact on the Company’s recurring revenue model and its financial position and cash flow. The virus has disrupted the supply chains world-wide which the Company depends upon to provide a steady source of components to manufacture and repair the Company’s devices. To mitigate the impact of COVID-19, the Company took a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans. To promote the safety and security of its employees, while complying with various government mandates including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, the Company is complying with federal and local regulations at its facilities. In addition, the Company created and executed programs utilizing its direct-to-consumer advertising and call center to contact patients and partner clinics to restart the Company’s partners’ businesses. In October 2021, the Company implemented a policy whereby all Company employees are required to be vaccinated or complete weekly COVID-19 testing. See Note 2, Liquidity for discussion on Company liquidity.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share and per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s condensed consolidation financial position, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2021 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of June 30, 2022, the more significant estimates include revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of acquired intangible assets, state sales and tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets.

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

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Net Earnings (Loss) Per Share
Basic net earnings (loss) per share of common stock is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities such as unvested restricted stock awards, stock options and warrants for common stock which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022 and for the six months ended June 30, 2021, as they would be anti-dilutive:

	June 30,
	2022	2021
Unvested restricted stock units	75,540	20,000
Stock options	4,544,714	6,925,478
Common stock warrants	373,626	-
Total	4,993,880	6,945,478

Weighted average shares of common stock outstanding used in calculating basic and diluted earnings per share of common stock for the three months ended June 30, 2021 were as follows:

Basic weighted average shares of common stock outstanding	33,876,568
Effect of dilutive stock options	441,927
Diluted weighted average shares of common stock outstanding	34,318,495

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

Note 2
Liquidity:

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from a Paycheck Protection Program (“PPP”) loan, which was forgiven, and an Economic Injury Disaster Loan (the “EIDL loan”) that was repaid at the time the Senior Term Facility was entered into with MidCap Financial Trust in September 2021 (Note 9). Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements. However, market conditions, including the negative impact of the ongoing COVID-19 outbreak on the financial markets and supply chain disruptions, could interfere with the Company’s ability to access financing and on favorable terms.

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

Revenues from the sales of the Company’s dermatology procedures equipment are recognized when control of the promised goods or services is transferred to its customers or distributors, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Accordingly, the Company determines revenue recognition through the following steps:

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

Revenues from the sales of dermatology procedures equipment are recognized when control of the promised products is transferred to either the Company’s distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of June 30, 2022 :

Remaining 2022	$617
2023	1,193
2024	835
2025	218
2026	4
Total	$2,867

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $741, and the Company expects to recognize $464 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2022, the $464 of short-term contract liabilities is presented as deferred revenues and the $277 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended June 30, 2022 and 2021, the Company recognized $225 and $20, respectively, as revenue from amounts classified as contract liabilities (e.g. deferred revenues) as of December 31, 2021 and 2020. For the six months ended June 30, 2022 and 2021, the Company recognized $638 and $54, respectively, as revenue from amounts classified as contract liabilities (e.g. deferred revenues) as of December 31, 2021 and 2020.

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

The Company made an upfront cash payment of $500 and issued to Theravant 358,367 shares of common stock with an aggregate value of $500 as of the closing date in connection with the TheraClear asset acquisition. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $1,000 in future milestone payments upon the achievement of certain development and commercialization related targets.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the TheraClear technology intangible asset as defined by ASC 805, Business Combinations.

The purchase price was allocated, on a relative fair value basis, to the technology intangible asset and acquired inventories as follows:

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

Note 5
Inventories:

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials and work-in-process	$4,485	$3,201
Finished goods	422	288
Total inventories	$4,907	$3,489

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle and therefore, is included with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Lasers placed-in-service	$26,984	$25,949
Equipment, computer hardware and software	268	238
Furniture and fixtures	227	213
Leasehold improvements	63	254
	27,542	26,654
Accumulated depreciation and amortization	(20,857)	(19,771)
Property and equipment, net	$6,685	$6,883

Depreciation and amortization expense was $599 and $520 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense was $1,224 and $1,001 for the six months ended June 30, 2022 and 2021, respectively.

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
Note 7
Intangible Assets, net:

Intangible assets consist of the following as of June 30, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(3,990)	$1,710
Product technology	12,182	(2,510)	9,672
Customer relationships	6,900	(4,830)	2,070
Tradenames	1,500	(1,050)	450
Pharos customer lists	5,314	(387)	4,927
	$31,596	$(12,767)	$18,829

Intangible assets consist of the following as of December 31, 2021:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(3,705)	$1,995
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(4,485)	2,415
Tradenames	1,500	(975)	525
Pharos customer lists	5,314	(166)	5,148
	$21,414	$(11,331)	$10,083

Amortization expense was $740 and $353 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $1,436 and $705 for the six months ended June 30, 2022 and 2021, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2022 or 2021.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2022	$1,436
2023	2,871
2024	2,871
2025	2,166
2026	1,461

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021

Warranty obligations	$98	$59
Compensation and related benefits	1,545	2,052
State sales, use and other taxes	3,739	3,697
Professional fees and other	762	569
Total accrued expenses and other current liabilities	$6,144	$6,377

Note 9
Long-term Debt:

Senior Term Facility
On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8,000 senior term loan that was drawn upon by the Company upon executing the agreement. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and mature on September 1, 2026, unless terminated earlier. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of the Company’s assets. The Senior Term Facility was amended on January 10, 2022 to permit the acquisition of TheraClear Devices (Note 4).

The Company may voluntarily prepay the outstanding term loan, with such prepayment at least $5,000, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of September 30, 2021, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after September 30, 2021, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after September 30, 2021, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after September 30, 2021 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to have a specified minimum amount of net revenue for the trailing 12-month period, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At June 30, 2022, the minimum net revenue threshold was $26,000. The minimum net revenue threshold will increase to $30,000 by December 31, 2023. At June 30, 2022, the Company was in compliance with all financial and nonfinancial covenants within the Senior Term Facility.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (xi) regulatory matters, (xii) failure to remain a publicly traded company and (xiii) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. On June 30, 2022, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrants are equity classified and are exercisable at any time on or prior to the tenth anniversary of their issue date. The estimated fair value of the warrants was $585 and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $133. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $605 as of June 30, 2022. The Company recognized interest expense of $208 and $407 during the three and six months ended June 30, 2022, of which $39 and $76 was related to the amortization of the debt discount for the three and six months ended June 30, 2022.

Future minimum principal payments at June 30, 2022 are as follows:

2024	$1,000
2025	4,000
2026	3,000
Total	$8,000

Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of June 30, 2022, there were 3,283,167 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $452 and $581 for the three months ended June 30, 2022 and 2021, respectively, and $820 and $1,243 for the six months ended June 30, 2022 and 2021, respectively, and stock-based compensation was included within general and administrative expenses in the accompanying condensed consolidated statements of operations.
Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	3,938,613	$1.90
Granted	970,000	$1.43
Exercised	(15,000)	$1.29
Forfeited and expired	(348,899)	$2.97
Outstanding at June 30, 2022	4,544,714	$1.72	8.5
Exercisable at June 30, 2022	1,532,912	$1.92	7.4
Vested and expected to vest	4,544,714	$1.72	8.5

The weighted‑average grant date fair value of options granted was $1.07 per share during the six months ended June 30, 2022. As of June 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $3,090, which the Company expects to recognize over a weighted‑average period of approximately 2.5 years. There was no aggregate intrinsic value of options outstanding and options exercisable at June 30, 2022.

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
For the six months ended June 30, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:
Expected volatility	89.6%
Risk‑free interest rate	2.5%
Expected term (in years)	6.1
Expected dividend yield	0.0%

On March 30, 2022, the Company granted 160,000 stock-based options to the Chief Executive Officer. The vesting of these awards is contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	90,540	$1.45
Granted	28,003	$1.13
Vested	(43,003)	$1.24
Unvested at June 30, 2022	75,540	$1.45

As of June 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $6, which the Company expects to recognize over a weighted‑average period of less than one month.

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
No income tax expense was incurred for the three and six months ended June 30, 2022. Income tax expense of $4 and $8 for the three and six months ended June 30, 2021, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense) are also not allocated to the operating segments.

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

Three Months Ended June 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$5,582	$3,523	$9,105
Costs of revenues	2,298	1,814	4,112
Gross profit	3,284	1,709	4,993
Gross profit %	58.8%	48.5%	54.8%

Allocated operating expenses:
Engineering and product development	133	76	209
Selling and marketing	3,629	517	4,146
Unallocated operating expenses	-	-	2,332
	3,762	593	6,687
(Loss) income from operations	(478)	1,116	(1,694)
Interest expense	-	-	(208)
Interest income	-	-	10
(Loss) income before income taxes	$(478)	$1,116	$(1,892)

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
Six Months Ended June 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$10,649	$5,497	$16,146
Costs of revenues	4,330	2,695	7,025
Gross profit	6,319	2,802	9,121
Gross profit %	59.3%	51.0%	56.5%

Allocated operating expenses:
Engineering and product development	259	113	372
Selling and marketing	6,929	833	7,762
Unallocated operating expenses	-	-	4,984
	7,188	946	13,118
(Loss) income from operations	(869)	1,856	(3,997)
Interest expense	-	-	(407)
Interest income	-	-	10
(Loss) income before income taxes	$(869)	$1,856	$(4,394)

Three Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$5,452	$1,930	$7,382
Costs of revenues	1,635	986	2,621
Gross profit	3,817	944	4,761
Gross profit %	70.0%	48.9%	64.5%

Allocated operating expenses:
Engineering and product development	319	84	403
Selling and marketing	2,909	251	3,160
Unallocated operating expenses	-	-	2,121
	3,228	335	5,684
Income (loss) from operations	589	609	(923)
Gain on debt extinguishment	-	-	2,028
Interest expense	-	-	(26)
Interest income	-	-	7
Income before income taxes	$589	$609	$1,086

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
Six Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$10,131	$3,078	$13,209
Costs of revenues	3,136	1,599	4,735
Gross profit	6,995	1,479	8,474
Gross profit %	69.0%	48.1%	64.2%

Allocated operating expenses:
Engineering and product development	680	107	787
Selling and marketing	5,711	381	6,092
Unallocated operating expenses	-	-	4,910
	6,391	488	11,789
Income (loss) from operations	604	991	(3,315)
Gain on debt extinguishment	-	-	2,028
Interest expense	-	-	(56)
Interest income	-	-	15
Income (loss) before income taxes	$604	$991	$(1,328)

The following tables present the Company’s revenue disaggregated by geographical region for the three and six months ended June 30, 2022 and 2021, respectively. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from sales to the Company’s distributors, primarily in Asia.

Three Months Ended June 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,177	$547	$5,724
Foreign	405	2,976	3,381
Total	$5,582	$3,523	$9,105

Six Months Ended June 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$9,866	$1,242	$11,108
Foreign	783	4,255	5,038
Total	$10,649	$5,497	$16,146

Three Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,127	$336	$5,463
Foreign	325	1,594	1,919
Total	$5,452	$1,930	$7,382

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
Six Months Ended June 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$9,553	$594	$10,147
Foreign	578	2,484	3,062
Total	$10,131	$3,078	$13,209

The assets acquired from Theravant in January 2022 (see Note 4) will be primarily attributed to the dermatology recurring procedures business segment, resulting in a material increase in total assets for that segment at June 30, 2022 as compared to the 2021 Form 10-K.

Note 13
Significant Customer Concentrations:

For the three months ended June 30, 2022 and 2021, revenues from sales to one of the Company’s distributors were $1,840, or 20.2%, and $797, or 10.8%, respectively. For the six months ended June 30, 2022 and 2021, revenues from sales to two and one of the Company’s distributors were $3,773, or 23.4%, and $1,480, or 11.2%, respectively.

No other customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2022 and 2021.

No customer represented more than 10% of total accounts receivable as of June 30, 2022 or December 31, 2021.

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

Operating lease costs were $99 and $107 for the three months ended June 30, 2022 and 2021, respectively. Operating lease costs were $212 and $223 for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $114 and $115 for the three months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $227 and $231 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the incremental borrowing rate was 9.76% and the weighted average remaining lease term was 2.2 years.

The following table summarizes the Company’s operating lease maturities as of June 30, 2022:

Amount
Remaining 2022	$144
2023	242
2024	186
Total remaining lease payments	572
Less: imputed interest	(59)
Total lease liabilities	$513

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. An administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company has until September 6, 2022 to file an appeal of the Tribunal’s decision.

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

The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

STRATA Skin Sciences, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (in thousands, except share and per share amounts and number of lasers) (unaudited)
On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution at a mediation scheduled for February 23, 2023. On July 7, 2022, the Company and the Co-Defendant each filed its respective Notice of Appearance that each intended to defend against the claims. No amount has been accrued for this matter as of June 30, 2022, as the likelihood of a loss has not been deemed probable nor is the amount of any loss estimable.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2022, there were 915 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 890 at the end of December 31, 2021. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Clearing System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In addition, the pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices which are our primary customers. While many offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and ongoing spread of the COVID-19 outbreak and its variants, continued or renewed restrictions on business operations and transportation, any governmental and societal responses thereto, including legislative or regulatory as well as the percentage of the populace vaccinated and effectiveness of COVID-19 vaccines and the continued impact on worldwide economic and geopolitical conditions and inflation, all of which are uncertain and cannot be predicted.

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

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance through the second quarter of fiscal 2022. We experienced a significant number of cases of a COVID-19 variant among our employees in January 2022 and some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

In August 2021, we acquired certain assets and assumed certain liabilities related to the Pharos U.S. dermatology business of Ra Medical Systems, Inc. (“Ra Medical”) for an upfront cash payment of $3,700. The Pharos asset acquisition provides us with the opportunity to market our full business solutions to Ra Medical’s existing customer base of 400 dermatology practices and increase our recurring revenue base. The Pharos transaction also provides a potentially synergistic path to gain additional placements for our XTRAC excimer laser system.

In January 2022, we acquired certain assets of TheraClear Devices from Theravant Corporation (“Theravant”). The TheraClear asset acquisition will allow us to further develop, commercialize and market the TheraClear Devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications. We made an upfront cash payment of $500 in connection with the asset acquisition. In addition, Theravant received 358,367 shares of our common stock with an aggregate value of $500 as of the closing date and is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $1,000 in future milestone payments upon the achievement of certain development and commercialization related targets.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended June 30, 2022 except for contingent consideration as described below. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 of our Annual Report on Form 10-K as filed with the SEC on March 21, 2022.

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

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended June 30,
	2022	2021
Dermatology Recurring Procedures	$5,582	$5,452
Dermatology Procedures Equipment	3,523	1,930
Total Revenues	$9,105	$7,382

	For the Six Months Ended June 30,
	2022	2021
Dermatology Recurring Procedures	$10,649	$10,131
Dermatology Procedures Equipment	$5,497	3,078
Total Revenues	$16,146	$13,209

Dermatology Recurring Procedures
The ongoing COVID-19 pandemic had a negative impact on our results during 2021 and through the first quarter of 2022 Recognized recurring treatment revenue for the three months ended June 30, 2022 was $5,582, which we estimate is approximately 86,000 treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended June 30, 2021 of $5,452, which we estimate is approximately 78,000 treatments, with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the six months ended June 30, 2022 was $10,649, which we estimate is approximately 157,000 treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the six months ended June 30, 2021 of $10,131, which we estimate is approximately 145,000 treatments, with prices between $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. Furthermore, we increased our presence at trade shows throughout the United States during the first and second quarters of 2022, and we held our national sales meeting for the first time since the onset of the COVID-19 pandemic during the second quarter of 2022.

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2022 and 2021, we deferred net revenues of $2,501 and $1,897 respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Higher deferred revenue from the fourth quarter of 2021 favorably impacted the first half of 2022 as compared to the first half of 2021, when lower deferred revenue from the fourth quarter of 2020 negatively impacted that period.

Dermatology Procedures Equipment
For the three and six months ended June 30, 2022, dermatology procedures equipment revenues were $3,523 and $5,497, respectively. Internationally, we sold 35 systems (30 XTRAC and 5 VTRAC) and 49 systems (41 XTRAC and 8 VTRAC), respectively, during the three and six months ended June 30, 2022. Domestically, there was one XTRAC system sold during the three and six months ended June 30, 2022. In addition to equipment sales, we recognized approximately $220 and $620, respectively, of deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2021, dermatology procedures equipment revenues were $1,930 and $3,078, respectively. Internationally, we sold 14 and 16 XTRAC systems, respectively, during the three and six months ended June 30, 2021.  Domestically, there were five XTRAC systems sold during the three and six months ended June 30, 2021.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended June 30,
	2022	2021
Dermatology Recurring Procedures	$2,298	$1,635
Dermatology Procedures Equipment	1,814	986
Total Cost of Revenues	$4,112	$2,621

	For the Six Months Ended June 30,
	2022	2021
Dermatology Recurring Procedures	$4,330	$3,136
Dermatology Procedures Equipment	2,695	1,599
Total Cost of Revenues	$7,025	$4,735

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,
	2022	2021
Revenues	$9,105	$7,382
Cost of revenues	4,112	2,621
Gross profit	$4,993	$4,761
Gross profit percentage	54.8%	64.5%

Company Profit Analysis	For the Six Months Ended June 30,
	2022	2021
Revenues	$16,146	$13,209
Cost of revenues	7,025	4,735
Gross profit	$9,121	$8,474
Gross profit percentage	56.5%	64.2%

Gross profit increased to $4,993 for the three months ended June 30, 2022 from $4,761 during the same period in 2021. As a percent of revenues, the gross profit was 54.8% for the three months ended June 30, 2022, as compared to 64.5% for the same period in 2021. The decrease in gross profit percentage was primarily the result of an increase in amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures.

Gross profit increased to $9,121 for the six months ended June 30, 2022 from $8,474 during the same period in 2021. As a percent of revenues, the gross profit was 56.5% for the six months ended June 30, 2022, as compared to 64.2% for the same period in 2021. The decrease in gross profit percentage was primarily the result of an increase in amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures	For the Three Months Ended June 30,
	2022	2021
Revenues	$5,582	$5,452
Cost of revenues	2,298	1,635
Gross profit	$3,284	$3,817
Gross profit percentage	58.8%	70.0%

Dermatology Recurring Procedures	For the Six Months Ended June 30,
	2022	2021
Revenues	$10,649	$10,131
Cost of revenues	4,330	3,136
Gross profit	$6,319	$6,995
Gross profit percentage	59.3%	69.0%

The primary reasons that gross profit percentage decreased for the three months ended June 30, 2022 as compared to the same period in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and higher depreciation expenses and labor costs in 2022 compared to the same period of 2021, partially offset by higher recurring procedures sales.

The primary reasons that gross profit percentage decreased for the six months ended June 30, 2022 as compared to the same period in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and higher depreciation expenses and labor costs in 2022 compared to the same period of 2021, partially offset by higher recurring procedures sales.

Dermatology Procedures Equipment	For the Three Months Ended June 30,
	2022	2021
Revenues	$3,523	$1,930
Cost of revenues	1,814	986
Gross profit	$1,709	$944
Gross profit percentage	48.5%	48.9%

Dermatology Procedures Equipment	For the Six Months Ended June 30,
	2022	2021
Revenues	$5,497	$3,078
Cost of revenues	2,695	1,599
Gross profit	$2,802	$1,479
Gross profit percentage	51.0%	48.1%

The primary reasons for the decrease in gross profit percentage for the three months ended June 30, 2022 as compared to the same period in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions, partially offset by a change in product mix resulting in greater sales of equipment with higher sales margins and the recognition of deferred service revenue associated with assumed service contracts from Ra Medical.

The primary reasons for the increase in gross profit percentage for the six months ended June 30, 2022 as compared to the same period in 2021 were a change in product mix resulting in greater sales of equipment with higher sales margins and the absorption of acquired inventories and recognition of deferred service revenue associated with assumed service contracts from Ra Medical, partially offset by higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions.

Engineering and Product Development
For the three months ended June 30, 2022, engineering and product development expenses were $209 as compared to $403 for the three months ended June 30, 2021. For the six months ended June 30, 2022, engineering and product development expenses were $372 as compared to $787 for the six months ended June 30, 2021. Engineering and product development costs during the three and six-month periods in 2022 were lower primarily as a result of reduction of costs incurred in connection with developing XTRAC MomentumTM  1.0, our next generation excimer laser system that was commercially launched in February 2022.

Selling and Marketing Expenses
For the three months ended June 30, 2022, selling and marketing expenses were $4,146 as compared to $3,160 for the three months ended June 30, 2021. Sales and marketing expenses for the three months ended June 30, 2022 were higher as compared to the same period in 2021 primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses in the first half of 2022. Increased spending in the second quarter of 2022 compared to the same period in 2021 also consisted of our national sales meeting and increased attendance at trade shows.

For the six months ended June 30, 2022, selling and marketing expenses were $7,762 as compared to $6,092 for the six months ended June 30, 2021. Sales and marketing expenses for the six months ended June 30, 2022 were higher as compared to the same period in 2021 primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses, in the first quarter of 2022. Increased spending in the first half of 2022 compared to the same period in 2021 also consisted of our national sales meeting, held in the second quarter of 2022, and increased attendance at trade shows.

General and Administrative Expenses
For the three months ended June 30, 2022, general and administrative expenses increased to $2,332 from $2,121 for the three months ended June 30, 2021. General and administrative expenses were higher for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher accounting and legal fees.

For the six months ended June 30, 2022, general and administrative expenses increased to $4,984 from $4,910 for the six months ended June 30, 2021. General and administrative expenses were consistent with the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher compensation, severance and recruiting expenses incurred in the first quarter of 2021 as a result of the CEO transition, offset by higher accounting and legal fees in the first half of 2022.

Gain on Debt Extinguishment
During the second quarter of 2021, we received notification that our PPP loan had been forgiven and we recorded a gain on debt extinguishment of $2,028 for the three and six months ended June 30, 2021.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $208 for the three months ended June 30, 2022 from $26 for the three months ended June 30, 2021. Interest expense increased to $407 for the six months ended June 30, 2022 from $56 for the six months ended June 30, 2021. The increases were primarily the result of a higher interest rate on the Senior Term Facility entered into in September 2021.

Non-GAAP Financial Measures
We have determined to supplement our condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), presented elsewhere within this Report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP gross profit, which excludes the non-cash expense of amortization of acquired intangible assets classified as cost of revenues, and non-GAAP adjusted EBITDA, “Earnings Before Interest, Taxes, Depreciation, and Amortization.”

These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows:

	For the Three Months Ended June 30,
	2022	2021

Gross profit	$4,993	$4,761
Amortization of acquired intangible assets	532	138
Non-GAAP gross profit	$5,525	$4,899
Gross profit percentage	54.8%	64.5%
Non-GAAP gross profit percentage	60.7%	66.4%

	For the Six Months Ended June 30,
	2022	2021

Gross profit	$9,121	$8,474
Amortization of acquired intangible assets	1,016	284
Non-GAAP gross profit	$10,137	$8,758
Gross profit percentage	56.5%	64.2%
Non-GAAP gross profit percentage	62.8%	66.3%

	For the Three Months Ended June 30,
	2022	2021

Net (loss) income	$(1,892)	$1,082

Adjustments:
Depreciation and amortization	1,339	873
Amortization of right-of-use asset	92	88
Loss on disposal of property and equipment	18	63
Income tax expense	-	4
Gain on debt extinguishment	-	(2,028)
Interest expense, net	198	19
Non-GAAP EBITDA	(245)	101
Stock-based compensation	452	581
Non-GAAP adjusted EBITDA	$207	$682

	For the Six Months Ended June 30,
	2022	2021

Net loss	$(4,394)	$(1,336)

Adjustments:
Depreciation and amortization	2,660	1,706
Amortization of right-of-use asset	181	174
Loss on disposal of property and equipment	35	63
Income tax expense	-	8
Gain on debt extinguishment	-	(2,028)
Interest expense, net	397	41
Non-GAAP EBITDA	(1,121)	(1,372)
Stock-based compensation	820	1,243
Non-GAAP adjusted EBITDA	$(301)	$(129)

Liquidity and Capital Resources
As of June 30, 2022, we had $4,266 of working capital compared to $7,168 as of December 31, 2021. The change in working capital was primarily the result of decreases in cash and cash equivalents and accounts receivable and an increase in accounts payable, offset by an increase in inventories, as we invested in capital assets, completed the asset acquisition of TheraClear, and bolstered inventories to avoid supply chain disruptions. Cash and cash equivalents were $10,036 as of June 30, 2022, as compared to $12,586 as of December 31, 2021.

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

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through June 30, 2022.

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

Net cash and cash equivalents and restricted cash used in operating activities was $409 for the six months ended June 30, 2022, compared to net cash provided by operating activities of $387 for the six months ended June 30, 2021. The decrease in cash flows provided by operating activities for the six months ended June 30, 2022 was primarily the result of no gain on debt extinguishment, an increase in net loss, a reduction in stock-based compensation related to the CEO transition in the first quarter of 2021 and net movements in asset and liability accounts, offset by increased depreciation and amortization expense primarily related to intangible assets acquired through the Ra Medical and TheraClear asset acquisitions. The decrease in cash flows from asset and liability accounts was primarily driven by an increase in inventories to avoid supply chain disruptions, a decrease in accrued compensation and the recognition of deferred service revenue associated with assumed service contracts from Ra Medical, offset by an increase in accounts payable.

Net cash and cash equivalents and restricted cash used in investing activities was $2,141 for the six months ended June 30, 2022, compared to net cash used in investing activities of $1,466 for the six months ended June 30, 2021. The increase is primarily the result of the asset purchase of TheraClear.

There were no cash flows from financing activities for the six months ended June 30, 2022 and 2021.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2022. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution at a mediation scheduled for February 23, 2023. On July 7, 2022, the Company and the Co-Defendant each filed its respective Notice of Appearance that each intended to defend against the claims.

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2.4 million including penalties and interest for the period from March 2014 through April 2020. An administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $2.4 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company has until September 6, 2022 to file an appeal of the Tribunal’s decision.

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

STRATA SKIN SCIENCES, INC.

Date August 10, 2022	By:	/s/ Robert J. Moccia
		Name	Robert J. Moccia
		Title	President & Chief Executive Officer

Date August 10, 2022	By:	/s/ Christopher Lesovitz
		Name	Christopher Lesovitz
		Title	Chief Financial Officer