Form 10-Q
period 2022-09-30
STRATA Skin Sciences, Inc.
filed 2022-11-09
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock as of November 4, 2022 was 34,723,046 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.  Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,454	$12,586
Restricted cash	1,361	-
Accounts receivable, net of allowance for doubtful accounts of $299 and $275 at September 30, 2022 and December 31, 2021, respectively	3,655	3,433
Inventories	5,662	3,489
Prepaid expenses and other current assets	621	462
Total current assets	18,753	19,970

Property and equipment, net	6,566	6,883
Operating lease right-of-use assets	836	638
Intangible assets, net	18,110	10,083
Goodwill	8,803	8,803
Other assets	167	216
Total assets	$53,235	$46,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,369	$2,822
Accrued expenses and other current liabilities	6,075	6,377
Deferred revenues	2,968	3,285
Current portion of operating lease liabilities	246	318
Current portion of contingent consideration	500	-
Total current liabilities	14,158	12,802

Long-term debt	7,435	7,319
Deferred revenues and other liabilities	280	400
Deferred tax liability	266	266
Operating lease liabilities net of current portion	674	392
Contingent consideration, net of current portion	8,622	-
Total liabilities	31,435	21,179

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,723,046 and 34,364,679 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	35	34
Additional paid-in capital	248,833	247,059
Accumulated deficit	(227,068)	(221,679)
Total stockholders’ equity	21,800	25,414
Total liabilities and stockholders’ equity	$53,235	$46,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,
	2022	2021
Revenues, net	$9,413	$7,711
Cost of revenues	3,614	2,335
Gross profit	5,799	5,376

Operating expenses:
Engineering and product development	216	371
Selling and marketing	3,754	3,295
General and administrative	2,615	2,175
	6,585	5,841

Loss from operations	(786)	(465)
Other income (expense):
Interest expense	(244)	(53)
Interest income	35	1
	(209)	(52)
Loss before income taxes	(995)	(517)
Income tax expense	-	(4)
Net loss	$(995)	$(521)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding, basic and diluted	34,723,046	34,150,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Revenues, net	$25,559	$20,920
Cost of revenues	10,639	7,070
Gross profit	14,920	13,850

Operating expenses:
Engineering and product development	588	1,158
Selling and marketing	11,516	9,387
General and administrative	7,599	7,085
	19,703	17,630

Loss from operations	(4,783)	(3,780)

Other income (expense):
Gain on debt extinguishment	-	2,028
Interest expense	(651)	(109)
Interest income	45	16
	(606)	1,935

Loss before income taxes	(5,389)	(1,845)
Income tax expense	-	(12)
Net loss	$(5,389)	$(1,857)

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.05)

Weighted average shares of common stock outstanding, basic and diluted	34,708,606	33,944,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2022 and 2021
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation	-	-	368	-	368
Issuance of common stock for acquisition	358,367	1	499	-	500
Net loss	-	-	-	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	35	247,926	(224,181)	23,780
Stock-based compensation	-	-	452	-	452
Net loss	-	-	-	(1,892)	(1,892)
Balance at June 30, 2022	34,723,046	35	248,378	(226,073)	22,340
Stock-based compensation	-	-	455	-	455
Net loss	-	-	-	(995)	(995)
Balance at September 30, 2022	34,723,046	$35	$248,833	$(227,068)	$21,800

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation	-	-	662	-	662
Issuance of restricted stock	16,260	-	-	-	-
Net loss	-	-	-	(2,418)	(2,418)
Balance at March 31, 2021	33,817,305	34	245,493	(221,391)	24,136
Stock-based compensation	-	-	581	-	581
Issuance of restricted stock	71,934	-	-	-	-
Net income	-	-	-	1,082	1,082
Balance at June 30, 2021	33,889,239	34	246,074	(220,309)	25,799
Stock-based compensation	-	-	320	-	320
Exercise of stock options	329,076	-	-	-	-
Issuance of restricted stock	146,364	-	-	-	-
Issuance of warrants	-	-	585	-	585
Net loss	-	-	-	(521)	(521)
Balance at September 30, 2021	34,364,679	$34	$246,979	$(220,830)	$26,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,389)	$(1,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	2,155	1,113
Amortization of operating lease right-of-use assets	248	261
Depreciation and amortization	1,816	1,576
Amortization of deferred financing costs and debt discount	116	-
Provision (recoveries) for doubtful accounts	24	(26)
Stock-based compensation	1,275	1,563
Loss on disposal of property and equipment	52	73
Gain on debt extinguishment	-	(2,028)
Deferred taxes	-	12
Changes in operating assets and liabilities:
Accounts receivable	(246)	(181)
Inventories	(1,616)	219
Prepaid expenses and other assets	(110)	(243)
Accounts payable	1,547	(284)
Accrued expenses and other liabilities	(267)	858
Deferred revenues	(472)	58
Operating lease liabilities	(236)	(275)
Net cash (used in) provided by operating activities	(1,103)	839

Cash flows from investing activities:
Purchase of property and equipment	(2,037)	(2,523)
Cash paid in connection with TheraClear asset acquisition	(631)	-
Cash paid in connection with Ra Medical asset acquisition	-	(3,473)
Net cash used in investing activities	(2,668)	(5,996)

Cash flows from financing activities:
Proceeds from long-term debt	-	8,000
Payment of deferred financing costs	-	(133)
Repayment of note payable	-	(7,275)
Repayment of long-term debt	-	(500)
Net cash provided by financing activities	-	92

Net decrease in cash, cash equivalents and restricted cash	(3,771)	(5,065)
Cash, cash equivalents and restricted cash, beginning of period	12,586	18,112

Cash, cash equivalents and restricted cash, end of period	$8,815	$13,047

Cash and cash equivalents	$7,454	$13,047
Restricted cash	1,361	-
	$8,815	$13,047
Supplemental disclosure of cash flow information:
Cash paid for interest	$523	$109
Supplemental disclosure of non-cash operating, investing and financing activities:
Change in operating lease right-of-use assets and liability due to amended lease	$446	$-
Inventories acquired in connection with TheraClear asset acquisition	$71	$-
Intangible assets acquired in connection with TheraClear asset acquisition	$10,182	$-
Contingent consideration issued in connection with TheraClear asset acquisition	$9,122	$-
Common stock issued in connection with TheraClear asset acquisition	$500	$-
Transfer of property and equipment to inventories	$486	$-
Fair value of warrants issued in connection with debt	$-	$585
Assumed deferred revenue in connection with Ra Medical asset acquisition	$-	$1,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

Note 1
The Company:

Background
STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear Acne Treatment Device to broaden its opportunities with expansion potential in the acne care market. The Company markets the device under the brand name TheraClear® X.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2022, there were 899 XTRAC systems placed in dermatologists’ offices in the United States and 39 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments, which if exceeded would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share and per share data and number of lasers.

Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2021 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of September 30, 2022, the more significant estimates include revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of acquired intangible assets, state sales and tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets.

Restricted Cash
As discussed more fully in Note 14, an administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring the posting of cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a briefing and oral argument schedule. The cash collateral is recorded as restricted cash on the condensed consolidated balance sheet. As of September 30, 2022, the Company had a restricted cash balance of $1,361.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of September 30, 2022 and 2021, as they would be anti-dilutive:

	September 30,
	2022	2021
Restricted stock units	278,004	144,497
Stock options	4,544,714	3,963,889
Common stock warrants	373,626	373,626
Total	5,196,344	4,482,012

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

Note 2
Liquidity:

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate, was required to restrict cash for potential sales tax liabilities (see Notes 1 and 14) and refinanced its debt at a lower interest rate. During the COVID-19 pandemic, the Company received cash proceeds from a Paycheck Protection Program (“PPP”) loan, which was forgiven, and an Economic Injury Disaster Loan (the “EIDL loan”) that was repaid at the time the Senior Term Facility was entered into with MidCap Financial Trust in September 2021 (Note 9). Additionally, in October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements. However, market conditions, including the negative impact of the ongoing COVID-19 outbreak on the financial markets, supply chain disruptions and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international recurring revenue customers as of September 30, 2022 :

Remaining 2022	$313
2023	1,193
2024	835
2025	218
2026	4
Total	$2,563

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $583 and the Company expects to recognize $358 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of September 30, 2022, the $358 of short-term contract liabilities is presented as deferred revenues and the $225 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended September 30, 2022 and 2021, the Company recognized $152 and $19, respectively, as revenue from amounts classified as contract liabilities (e.g. deferred revenues) as of December 31, 2021 and 2020. For the nine months ended September 30, 2022 and 2021, the Company recognized $790 and $73, respectively, as revenue from amounts classified as contract liabilities (e.g. deferred revenues) as of December 31, 2021 and 2020.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
Acquisitions:

TheraClear Asset Acquisition
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

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the TheraClear technology intangible asset as defined by ASC 805, Business Combinations (“ASC 805”).

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The technology intangible asset is being amortized on a straight-line basis over a period of ten years, to be updated for subsequent changes in the contingent consideration that is allocated to its carrying value. The intangible asset was valued using the relief from royalty method. Significant assumptions used in the relief from royalty method include a 14.5% weighted average cost of capital and 15.0% of revenues for the royalty rate. The net book value of acquired inventories approximated its fair value. To calculate the fair value of the earnout using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 1.6%, revenue volatility of 45.0%, and a cost of equity of 10.5%. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year, which consists of $500 paid in October 2022, is classified as current on the condensed consolidated balance sheet.

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

The purchase price of $3,700 was paid in cash at the time of acquisition. In addition, the Company assumed certain extended warranty service contracts associated with acquired laser system products. Concurrent with the purchase of the net assets, the Company and Ra Medical entered into a services agreement whereby Ra Medical will provide certain transitional services for the Company as it integrates the acquired assets into the Company. The Company determined this transaction represented an asset acquisition as substantially all of the value was in the acquired customer list intangible asset as defined by ASC 805. The purchase price was allocated, on a relative fair basis, to the acquired inventories, customer lists and deferred revenue as follows:

Consideration:
Cash payment	$3,700
Transaction costs	57
Total consideration	$3,757

Assets acquired:
Inventories	$284
Customer lists intangible asset	5,314
Total assets acquired	5,598

Liabilities assumed:
Deferred revenues – service contracts	1,841
Total liabilities assumed	1,841

Net assets acquired	$3,757

The customer lists intangible asset is being amortized on a straight-line basis over a period of 12 years. As the transaction was accounted for as an asset acquisition, the Company allocated consideration paid to the inventories acquired and the deferred revenues assumed with the remaining consideration paid allocated to the customer lists intangible asset, which also equals its estimated fair value. The intangible asset was valued using an excess earnings model. Significant assumptions used in the excess earnings model include estimated customer sales growth, customer attrition, and weighted average cost of capital of 3%, 5% and 17%, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 5
Inventories:

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials and work-in-process	$5,426	$3,201
Finished goods	236	288
Total inventories	$5,662	$3,489

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle and therefore, is included with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Lasers placed-in-service	$27,360	$25,949
Equipment, computer hardware and software	293	238
Furniture and fixtures	235	213
Leasehold improvements	80	254
	27,968	26,654
Accumulated depreciation and amortization	(21,402)	(19,771)
Property and equipment, net	$6,566	$6,883

Depreciation and amortization expense was $592 and $575 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was $1,816 and $1,576 for the nine months ended September 30, 2022 and 2021, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 7
Intangible Assets, net:

Intangible assets consist of the following as of September 30, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(4,133)	$1,567
Product technology	12,182	(2,764)	9,418
Customer relationships	6,900	(5,003)	1,897
Tradenames	1,500	(1,088)	412
Pharos customer lists	5,314	(498)	4,816
	$31,596	$(13,486)	$18,110

Intangible assets consist of the following as of December 31, 2021:

	Balance	Accumulated Amortization	Intangible Assets, net
Core technology	$5,700	$(3,705)	$1,995
Product technology	2,000	(2,000)	-
Customer relationships	6,900	(4,485)	2,415
Tradenames	1,500	(975)	525
Pharos customer lists	5,314	(166)	5,148
	$21,414	$(11,331)	$10,083

Amortization expense was $719 and $408 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $2,155 and $1,113 for the nine months ended September 30, 2022 and 2021, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2022 or 2021.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2022	$717
2023	2,871
2024	2,871
2025	2,166
2026	1,461

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021

Warranty obligations	$118	$59
Compensation and related benefits	1,379	2,052
State sales, use and other taxes	3,742	3,697
Professional fees and other	836	569
Total accrued expenses and other current liabilities	$6,075	$6,377

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to have a specified minimum amount of net revenue for the trailing 12-month period, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At September 30, 2022, the minimum net revenue threshold was $27,000. The minimum net revenue threshold will increase to $30,000 by December 31, 2023. At September 30, 2022, the Company was in compliance with all financial and nonfinancial covenants within the Senior Term Facility.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (iv) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (xi) regulatory matters, (xii) failure to remain a publicly traded company and (xiii) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. On September 30, 2022, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrants are equity classified and are exercisable at any time on or prior to the tenth anniversary of their issue date. The estimated fair value of the warrants was $585 and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $133. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $565 as of September 30, 2022. The Company recognized interest expense of $244 and $651 during the three and nine months ended September 30, 2022, of which $40 and $116 was related to the amortization of the debt discount for the three and nine months ended September 30, 2022.

Future minimum principal payments at September 30, 2022 are as follows:

2024	$1,000
2025	4,000
2026	3,000
Total	$8,000

Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of September 30, 2022, there were 3,123,706 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $455 and $320 for the three months ended September 30, 2022 and 2021, respectively, and $1,275 and $1,563 for the nine months ended September 30, 2022 and 2021, respectively, and stock-based compensation was included within general and administrative expenses in the accompanying condensed consolidated statements of operations.
Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2022	3,938,613	$1.90
Granted	970,000	$1.43
Exercised	(15,000)	$1.29
Forfeited and expired	(348,899)	$2.97
Outstanding at September 30, 2022	4,544,714	$1.72	8.3
Exercisable at September 30, 2022	1,771,742	$1.88	7.4
Vested and expected to vest	4,544,714	$1.72	8.3

The weighted‑average grant date fair value of options granted was $1.07 per share during the nine months ended September 30, 2022. As of September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $2,678, which the Company expects to recognize over a weighted‑average period of approximately 2.2 years. There was no aggregate intrinsic value of options outstanding and options exercisable at September 30, 2022.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
For the nine months ended September 30, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:
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
During the nine months ended September 30, 2021, there were 1,557,628 options that were exercised on a cashless basis at $1.12 per share, resulting in the net issuance of 329,076 shares of common stock.
On February 28, 2021, in connection with the separation of the Company’s Chief Executive Officer, the Company accelerated the vesting of all unvested options to purchase shares of common stock and extended the period to exercise to August 22, 2021. This acceleration and the extension of the period to vest met the modification criteria for accounting purposes. For these modifications, the Company calculated and recorded additional compensation expense of $173.
Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	90,540	$1.45
Granted	187,464	$0.96
Vested	(118,543)	$1.37
Unvested at September 30, 2022	159,461	$0.93

As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $111, which the Company expects to recognize over a weighted‑average period of 0.75 years.

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
No income tax expense was incurred for the three and nine months ended September 30, 2022. Income tax expense of $4 and $12 for the three and nine months ended September 30, 2021, respectively, was comprised primarily of changes in deferred tax liability related to goodwill. Goodwill is an amortizing asset according to tax regulations.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the IRA and does not anticipate a material impact on its condensed consolidated financial statements.

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

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

Three Months Ended September 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$5,847	$3,566	$9,413
Costs of revenues	2,057	1,557	3,614
Gross profit	3,790	2,009	5,799
Gross profit %	64.8%	56.3%	61.6%

Allocated operating expenses:
Engineering and product development	139	77	216
Selling and marketing	3,296	458	3,754
Unallocated operating expenses	-	-	2,615
	3,435	535	6,585
Income (loss) from operations	355	1,474	(786)
Interest expense	-	-	(244)
Interest income	-	-	35
Income (loss) before income taxes	$355	$1,474	$(995)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Nine Months Ended September 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$16,496	$9,063	$25,559
Costs of revenues	6,387	4,252	10,639
Gross profit	10,109	4,811	14,920
Gross profit %	61.3%	53.1%	58.4%

Allocated operating expenses:
Engineering and product development	398	190	588
Selling and marketing	10,225	1,291	11,516
Unallocated operating expenses	-	-	7,599
	10,623	1,481	19,703
(Loss) income from operations	(514)	3,330	(4,783)
Interest expense	-	-	(651)
Interest income	-	-	45
(Loss) income before income taxes	$(514)	$3,330	$(5,389)

Three Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$5,710	$2,001	$7,711
Costs of revenues	1,512	823	2,335
Gross profit	4,198	1,178	5,376
Gross profit %	73.5%	58.9%	69.7%

Allocated operating expenses:
Engineering and product development	333	38	371
Selling and marketing	3,094	201	3,295
Unallocated operating expenses	-	-	2,175
	3,427	239	5,841
Income (loss) from operations	771	939	(465)
Interest expense	-	-	(53)
Interest income	-	-	1
Income (loss) before income taxes	$771	$939	$(517)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Nine Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Revenues, net	$15,841	$5,079	$20,920
Costs of revenues	4,648	2,422	7,070
Gross profit	11,193	2,657	13,850
Gross profit %	70.7%	52.3%	66.2%

Allocated operating expenses:
Engineering and product development	1,013	145	1,158
Selling and marketing	8,805	582	9,387
Unallocated operating expenses	-	-	7,085
	9,818	727	17,630
Income (loss) from operations	1,375	1,930	(3,780)
Gain on debt extinguishment	-	-	2,028
Interest expense	-	-	(109)
Interest income	-	-	16
Income (loss) before income taxes	$1,375	$1,930	$(1,845)

The following tables present the Company’s revenue disaggregated by geographical region for the three and nine months ended September 30, 2022 and 2021, respectively. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from sales to the Company’s distributors, primarily in Asia.

Three Months Ended September 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,527	$572	$6,099
Foreign	320	2,994	3,314
Total	$5,847	$3,566	$9,413

Nine Months Ended September 30, 2022

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$15,393	$1,814	$17,207
Foreign	1,103	7,249	8,352
Total	$16,496	$9,063	$25,559

Three Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$5,370	$519	$5,889
Foreign	340	1,482	1,822
Total	$5,710	$2,001	$7,711

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Nine Months Ended September 30, 2021

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Domestic	$14,923	$1,113	$16,036
Foreign	918	3,966	4,884
Total	$15,841	$5,079	$20,920

The assets acquired from Theravant in January 2022 (see Note 4) will be primarily attributed to the dermatology recurring procedures business segment, resulting in a material increase in total assets for that segment at September 30, 2022 as compared to the 2021 Form 10-K.

Note 13
Significant Customer Concentrations:

For the three months ended September 30, 2022 revenues from sales to two of the Company’s distributors were $2,280, or 24.2%, of total revenues for such period. For the three months ended September 30, 2021, there were no customers representing more than 10% of revenues. For the nine months ended September 30, 2022 and 2021, revenues from sales to two and one of the Company’s distributors were $6,053, or 23.7%, and $2,220, or 10.6%, respectively, of total revenues for such periods.

No customer represented more than 10% of total accounts receivable as of September 30, 2022 or December 31, 2021.

Note 14
Commitments and Contingencies:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to four years, and one facility lease had a renewal option for two years. The renewal option was initially excluded from the determination of the lease term as it was not reasonably certain of exercise. In August 2022, the Company exercised the renewal option and amended the terms of the option, which has been accounted for as a lease modification. The ROU assets and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $446 during the nine months ended September 30, 2022. There were no lease modifications during the nine months ended September 30, 2021.

Operating lease costs were $86 and $108 for the three months ended September 30, 2022 and 2021, respectively. Operating lease costs were $298 and $331 for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $93 and $113 for the three months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $320 and $344 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted average incremental borrowing rate was 8.91% and the weighted average remaining lease term was 3.0 years.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following table summarizes the Company’s operating lease maturities as of September 30, 2022:

Amount
Remaining 2022	$98
2023	369
2024	328
2025	146
2026	76
Total remaining lease payments	1,017
Less: imputed interest	(97)
Total lease liabilities	$920

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. An administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring posting cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a briefing and oral argument schedule.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution at a mediation scheduled for February 23, 2023. Litigation, including discovery matters, has been stayed pending the outcome of the mediation. No amount has been accrued for this matter as of September 30, 2022, as the likelihood of a loss has not been deemed probable nor is the amount of any loss estimable.

Note 15
Subsequent Events:

On October 26, 2022, the Company received written notification (the “Notice”) from The NASDAQ Stock Market (“NASDAQ”) that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days and that the Company, therefore, is not in compliance with the requirements for continued listing on the NASDAQ Capital Market. The Notice provides the Company with an initial period of 180 calendar days, or until April 24, 2023, to regain compliance with the listing rules. The Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2022, there were 899 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 890 at the end of December 31, 2021. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 7.5 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

The COVID-19 pandemic has had an impact on our results of operations and financial performance through fiscal 2022. We experienced a significant number of cases of a COVID-19 variant among our employees in January 2022 and some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

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

Key Technology

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing. In February 2022, we announced the commercial launch, with the first installation in the U.S. market, of our next generation excimer laser system, XTRAC MomentumTM 1.0.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended September 30, 2022 except for contingent consideration as described below. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 of our Annual Report on Form 10-K as filed with the SEC on March 21, 2022.

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

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended September 30,
	2022	2021
Dermatology Recurring Procedures	$5,847	$5,710
Dermatology Procedures Equipment	3,566	2,001
Total Revenues	$9,413	$7,711

	For the Nine Months Ended September 30,
	2022	2021
Dermatology Recurring Procedures	$16,496	$15,841
Dermatology Procedures Equipment	9,063	5,079
Total Revenues	$25,559	$20,920

Dermatology Recurring Procedures
The COVID-19 pandemic had an impact on our results during 2021 and through fiscal 2022. Recognized recurring treatment revenue for the three months ended September 30, 2022 was $5,847, which we estimate is approximately 90,000 treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended September 30, 2021 of $5,710, which we estimate is approximately 81,000 treatments, with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the nine months ended September 30, 2022 was $16,496, which we estimate is approximately 254,000 treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the nine months ended September 30, 2021 of $15,841, which we estimate is approximately 226,000 treatments, with prices between $65 to $95 per treatment.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy is to continue to execute a direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media including television and radio; and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases. Furthermore, we increased our presence at trade shows throughout the United States during 2022, and we held our national sales meeting for the first time since the onset of the COVID-19 pandemic during the second quarter of 2022.

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2022 and 2021, we deferred net revenues of $2,310 and $2,107 respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Higher deferred revenue from the second quarter of 2022 favorably impacted the third quarter of 2022 as compared to the same period in 2021.

Dermatology Procedures Equipment
For the three and nine months ended September 30, 2022, dermatology procedures equipment revenues were $3,566 and $9,063, respectively. Internationally, we sold 27 systems (25 XTRAC and 2 VTRAC) and 76 systems (66 XTRAC and 10 VTRAC), respectively, during the three and nine months ended September 30, 2022. Domestically, there were 2 and 3 XTRAC systems sold during the three and nine months ended September 30, 2022, respectively. In addition to equipment sales, we recognized approximately $152 and $772, respectively, of deferred service revenue associated with assumed service contracts from Ra Medical during the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, dermatology procedures equipment revenues were $2,001 and $5,079, respectively. Internationally, we sold 11 systems (3 XTRAC and 8 VTRAC) and 27 systems (19 XTRAC and 8 VTRAC), respectively, during the three and nine months ended September 30, 2021.  Domestically, there were zero and 5 XTRAC systems sold during the three and nine months ended September 30, 2021.

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended September 30,
	2022	2021
Dermatology Recurring Procedures	$2,057	$1,512
Dermatology Procedures Equipment	1,557	823
Total Cost of Revenues	$3,614	$2,335

	For the Nine Months Ended September 30,
	2022	2021
Dermatology Recurring Procedures	$6,387	$4,648
Dermatology Procedures Equipment	4,252	2,422
Total Cost of Revenues	$10,639	$7,070

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,
	2022	2021
Revenues	$9,413	$7,711
Cost of revenues	3,614	2,335
Gross profit	$5,799	$5,376
Gross profit percentage	61.6%	69.7%

Company Profit Analysis	For the Nine Months Ended September 30,
	2022	2021
Revenues	$25,559	$20,920
Cost of revenues	10,639	7,070
Gross profit	$14,920	$13,850
Gross profit percentage	58.4%	66.2%

Gross profit increased to $5,799 for the three months ended September 30, 2022 from $5,376 during the same period in 2021. As a percent of revenues, the gross profit was 61.6% for the three months ended September 30, 2022, as compared to 69.7% for the same period in 2021. The decrease in gross profit percentage was primarily the result of an increase in amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures.

Gross profit increased to $14,920 for the nine months ended September 30, 2022 from $13,850 during the same period in 2021. As a percent of revenues, the gross profit was 58.4% for the nine months ended September 30, 2022, as compared to 66.2% for the same period in 2021. The decrease in gross profit percentage was primarily the result of an increase in amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures	For the Three Months Ended September 30,
	2022	2021
Revenues	$5,847	$5,710
Cost of revenues	2,057	1,512
Gross profit	$3,790	$4,198
Gross profit percentage	64.8%	73.5%

Dermatology Recurring Procedures	For the Nine Months Ended September 30,
	2022	2021
Revenues	$16,496	$15,841
Cost of revenues	6,387	4,648
Gross profit	$10,109	$11,193
Gross profit percentage	61.3%	70.7%

The primary reasons that gross profit percentage decreased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and higher depreciation expenses and labor costs in 2022 compared to the same periods of 2021, partially offset by higher recurring procedures sales.

Dermatology Procedures Equipment	For the Three Months Ended September 30,
	2022	2021
Revenues	$3,566	$2,001
Cost of revenues	1,557	823
Gross profit	$2,009	$1,178
Gross profit percentage	56.3%	58.9%

Dermatology Procedures Equipment	For the Nine Months Ended September 30,
	2022	2021
Revenues	$9,063	$5,079
Cost of revenues	4,252	2,422
Gross profit	$4,811	$2,657
Gross profit percentage	53.1%	52.3%

The primary reasons for the decrease in gross profit percentage for the three months ended September 30, 2022 as compared to the same period in 2021 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions, partially offset by a change in product mix resulting in greater sales of equipment with higher sales margins and the recognition of deferred service revenue associated with assumed service contracts from Ra Medical. The amount of deferred service revenue associated with assumed service contracts from Ra Medical recognized during the third quarter of 2022 compared to the first half of 2022 has decreased as the related service contracts have expired.

The primary reasons for the increase in gross profit percentage for the nine months ended September 30, 2022 as compared to the same period in 2021 were a change in product mix resulting in greater sales of equipment with higher sales margins and recognition of deferred service revenue associated with assumed service contracts from Ra Medical, partially offset by higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions.

Engineering and Product Development
For the three months ended September 30, 2022, engineering and product development expenses were $216 as compared to $371 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, engineering and product development expenses were $588 as compared to $1,158 for the nine months ended September 30, 2021. Engineering and product development costs during the three and nine-month periods in 2022 were lower primarily as a result of reduction of costs incurred in connection with developing XTRAC MomentumTM 1.0, our next generation excimer laser system that was commercially launched in February 2022.

Selling and Marketing Expenses
For the three months ended September 30, 2022, selling and marketing expenses were $3,754 as compared to $3,295 for the three months ended September 30, 2021. Sales and marketing expenses for the three months ended September 30, 2022 were higher as compared to the same period in 2021 primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses.

For the nine months ended September 30, 2022, selling and marketing expenses were $11,516 as compared to $9,387 for the nine months ended September 30, 2021. Sales and marketing expenses for the nine months ended September 30, 2022 were higher as compared to the same period in 2021 primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses. Increased spending in the first nine months of 2022 compared to the same period in 2021 also consisted of our national sales meeting, held in the second quarter of 2022, and increased attendance at trade shows.

General and Administrative Expenses
For the three months ended September 30, 2022, general and administrative expenses increased to $2,615 from $2,175 for the three months ended September 30, 2021. General and administrative expenses were higher for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher consulting services.

For the nine months ended September 30, 2022, general and administrative expenses increased to $7,599 from $7,085 for the nine months ended September 30, 2021. General and administrative expenses increased during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher consulting services, offset by higher compensation, severance and recruiting expenses incurred during the first quarter of 2021 as a result of the CEO transition.

Gain on Debt Extinguishment
During the second quarter of 2021, we received notification that our PPP loan had been forgiven and we recorded a gain on debt extinguishment of $2,028 for the nine months ended September 30, 2021.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $244 for the three months ended September 30, 2022 from $53 for the three months ended September 30, 2021. Interest expense increased to $651 for the nine months ended September 30, 2022 from $109 for the nine months ended September 30, 2021. The increases were primarily the result of a higher interest rate on the Senior Term Facility entered into in September 2021.

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

	For the Three Months Ended September 30,
	2022	2021

Gross profit	$5,799	$5,376
Amortization of acquired intangible assets	507	144
Non-GAAP gross profit	$6,306	$5,520
Gross profit percentage	61.6%	69.7%
Non-GAAP gross profit percentage	67.0%	71.6%

	For the Nine Months Ended September 30,
	2022	2021

Gross profit	$14,920	$13,850
Amortization of acquired intangible assets	1,523	428
Non-GAAP gross profit	$16,443	$14,278
Gross profit percentage	58.4%	66.2%
Non-GAAP gross profit percentage	64.3%	68.3%

	For the Three Months Ended September 30,
	2022	2021

Net loss	$(995)	$(521)

Adjustments:
Depreciation and amortization	1,311	983
Amortization of right-of-use asset	67	87
Loss on disposal of property and equipment	17	10
Income tax expense	-	4
Interest expense, net	209	52
Non-GAAP EBITDA	609	615
Stock-based compensation	455	320
Non-GAAP adjusted EBITDA	$1,064	$935

	For the Nine Months Ended September 30,
	2022	2021

Net loss	$(5,389)	$(1,857)

Adjustments:
Depreciation and amortization	3,971	2,689
Amortization of right-of-use asset	248	261
Loss on disposal of property and equipment	52	73
Income tax expense	-	12
Gain on debt extinguishment	-	(2,028)
Interest expense, net	606	93
Non-GAAP EBITDA	(512)	(757)
Stock-based compensation	1,275	1,563
Non-GAAP adjusted EBITDA	$763	$806

Liquidity and Capital Resources
As of September 30, 2022, we had $4,595 of working capital compared to $7,168 as of December 31, 2021. The change in working capital was primarily the result of a decrease in cash and cash equivalents and an increase in accounts payable, offset by an increase in inventories, as we invested in capital assets, completed the asset acquisition of TheraClear, and bolstered inventories to avoid supply chain disruptions. Cash, restricted cash and cash equivalents were $8,815 as of September 30, 2022, as compared to $12,586 as of December 31, 2021.

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

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through September 30, 2022.

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

Net cash, cash equivalents and restricted cash used in operating activities was $1,103 for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $839 for the nine months ended September 30, 2021. The decrease in cash flows from operating activities for the nine months ended September 30, 2022 was primarily driven by an increase in inventories to avoid supply chain disruptions and a decrease in accrued compensation, offset by an increase in accounts payable.

Net cash, cash equivalents and restricted cash used in investing activities was $2,668 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $5,996 for the nine months ended September 30, 2021. The decrease is primarily the result of the asset purchase of Ra in 2021, offset by the asset purchase of TheraClear in 2022.

During the nine months ended September 30, 2021, we received net proceeds of $7,867 from our Senior Term Facility with MidCap, offset by debt repayments of $7,775 associated with our note payable and EIDL loan. There were no financing activities in 2022.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2022. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution at a mediation scheduled for February 23, 2023. Litigation, including discovery matters, has been stayed pending the outcome of the mediation.

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. An administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring posting cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a briefing and oral argument schedule.

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

STRATA SKIN SCIENCES, INC.

Date November 9, 2022	By:	/s/ Robert J. Moccia
Name Robert J. Moccia
Title President & Chief Executive Officer

Date November 9, 2022	By:	/s/ Christopher Lesovitz
Name Christopher Lesovitz
Title Chief Financial Officer