Form 10-K
period 2022-12-31
STRATA Skin Sciences, Inc.
filed 2023-03-31
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of our common stock as of June 30, 2022 was 34,723,046 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $17,222,777, computed by reference to the closing market price of $0.96 of the common stock as of June 30, 2022 and 17,940,393 shares held by non-affiliates. As of March 15, 2023, the number of shares outstanding of our common stock was 34,881,453.

Documents incorporated by reference:
Portions of the proxy statement relating to STRATA Skin Sciences, Inc.’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, statements about:

●	forecasts of future business performance, consumer trends and macro-economic conditions;

●	descriptions of market, competitive conditions, and competitive product introductions;

●	descriptions of plans or objectives of management for future operations, products or services;

●	actions by the FDA or other regulatory agencies with respect to our products or product candidates;

●	changes to third-party reimbursement of laser treatments using our devices;

●	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	anticipated results of existing or future litigation or government actions;

●	health emergencies, the spread of infectious disease or pandemics; and

●	descriptions or assumptions underlying or related to any of the above items.

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

PART I

ITEM 1. BUSINESS

Our Company

Overview

We are a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions.  Our products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions.  Our products also include the TheraClear® Acne Therapy System utilized in the treatment of mild to moderate inflammatory, comedonal and pustular acne.

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

In August 2021 and January 2022, we acquired the Pharos U.S. dermatology business and the TheraClear acne treatment business, respectively.

Impact of COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. While many of COVID-19’s initial disruptions and damage to the global economy have been mitigated, the COVID-19 pandemic has continued to negatively impact the economy, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the ongoing mutations and spread of the COVID-19 virus, impact on business operations, supply chains, and transport, and governmental and societal responses thereto, all of which are uncertain and cannot be predicted.

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance through fiscal 2022, and we expect it will continue to have a negative impact on revenues, earnings and cash flows until such time as our customers adjust to the pandemic’s ramifications. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our supporters have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruptions caused by this war.

XTRAC and Pharos Systems and VTRAC Systems

The XTRAC and Pharos excimer laser technology emits highly concentrated UV light targeted primarily towards autoimmune dermatological skin disorders such as psoriasis, vitiligo, atopic dermatitis, and eczema, among others.  The XTRAC system received U.S. Food and Drug Administration (“FDA”) clearance in 2000 and the Pharos in 2004, and excimer laser has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases.  Psoriasis and vitiligo alone affect up to 13 million people in the U.S. and 195 million people worldwide.  VTRAC is a UV light lamp system that works in much the same way as the XTRAC.  It received FDA clearance in August 2005 and Conformité Européenne (“CE”) mark approval in January 2006 and has been marketed exclusively in international markets.

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

We currently market four XTRAC excimer models.  In October 2018, we announced the launch of XTRAC S3®, which, as compared to previous XTRAC generations, is smaller, faster and has a new user interface.  In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform.  This clearance is the first full platform clearance since 2008.  Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database.  In February 2022, we announced the commercial launch of our next generation excimer laser system, XTRAC MomentumTM 1.0, which delivers higher power and a faster repetition rate than the current models, along with a new user interface and slim design. We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets.  The Momentum, S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis (referred to herein as the dermatology recurring procedures model or segment).  We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 909 systems were, as of December 31, 2022, included in our dermatology recurring procedures revenue model.  The Pharos business provides the opportunity for us to convert the customer base to our XTRAC excimer laser system.  The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management.  Until 2019, in markets outside the U.S. the XTRAC laser had been marketed primarily as dermatology procedures equipment sales through distributors in over twenty-five countries.  The VTRAC is marketed exclusively in international markets through the same distributors.

Since 2019, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. In January 2022, our agreement with our master distributor expired. We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, Iraq and 2023 – Mexico.

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as six to ten treatments.  Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments.  Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects.  In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world.  The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare.  XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes.  There are three applicable CPT codes that differ based on the total skin surface area being treated.  Insurance Reimbursement to physicians varies based upon insurance company and location.  The national CPT code reimbursement established by the Center for Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranges for the three codes between $162 per treatment to $240 per treatment.  (See “Third Party Reimbursement” below.)

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

THERACLEAR

In January 2022, we acquired the TheraClear assets from Theravant Corporation. The TheraClear Acne Therapy System delivers a two-part process for treating inflammatory acne, pustular acne and comedonal acne that combines a vacuum and broadband light that has been proven to clear skin rapidly for fast and visible reduction in acne and associated redness. Treatments are very comfortable, take 10 minutes to perform, are highly effective, and can be used on all skin types.

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

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business.  As of December 31, 2022, 28 issued U.S. patents are in force, and many of these patents have foreign counterparts issued and pending. The Company maintains 15 patents from Mela Sciences, Inc. related to the MelaFind product.

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

Our TheraClear device is being manufactured for us by a third party and we purchase our STRATAPEN devices from third parties, who are subject to the same regulations. We rely on these third parties to ensure compliance with the regulations. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S. and foreign governments to permit product sales and criminal prosecution. We are, or may become, subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

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

As of December 31, 2022, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2022 national payment of $162 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2022 national payment of $176 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2022 national payment of $240 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2022, we had 114 full-time employees, which consisted of 2 executive officers, 3 vice presidents, 60 sales and marketing staff, 17 people engaged in manufacturing of lasers, 16 customer-field service personnel, 4 engaged in research and development and 12 finance and administration staff.

Customers

Domestically, our XTRAC customers consist of dermatologists and dermatological group clinics who partner with us primarily in our dermatology procedures recurring revenue model.  As of December 31, 2022, we have 909 partner clinics throughout the United States. Internationally, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis.  We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, Iraq and 2023 – Mexico.

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

Risk Factor Summary

Risks Relating to Our Business Operations

•	We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.

•	Our results of operations have been, and may continue to be, negatively impacted by COVID-19 or other future outbreak of any other highly infectious or contagious diseases.

•	We may not be able to maintain an uninterrupted supply of the gases used to power our lasers, as the Russia-Ukraine War has disrupted supplies of rare gases.

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

•	The continuing development of our products depends upon our developing and maintaining strong working relationships with physicians.

•	Any failure in our customer education efforts could have a material adverse effect on our revenue and cash flow.

•	If revenue from significant distributors declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

•	If we fail to manage our sales and marketing force or to market and distribute our products effectively, we may experience diminished revenues and profits.

•	We are reliant on a limited number of suppliers for production of our products.

•
Our indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.

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

Risks Relating to Our Common Stock

•
Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

•	Your percentage ownership will be further diluted.

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

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2022 was approximately $5.5 million, and as of December 31, 2022, we had an accumulated deficit of approximately $227 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow. We believe that our cash and cash equivalents as of December 31, 2022, combined with the anticipated revenues from the sale of our product and operating expense management, will be sufficient to satisfy our working capital needs, lasers placed-in-service, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through at least the next 12 months following the filing of this Report.

Our results of operations have been, and may continue to be, negatively impacted by COVID-19 or other future outbreak of any other highly infectious or contagious diseases.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. In the last 36 months, the United States and the world have experienced various levels of government shutdowns, closures and quarantines.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets, global supply chains, labor supply and inflation. This outbreak has triggered a period of global economic slowdown and a change in the behavior of the ultimate consumer of our products and services, which could continue for some time which cannot be predicted. COVID-19 or another pandemic has or could have material and adverse effects on our ability to successfully operate our business due to, among other factors:

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

•
the impact of the pandemic on our customers, which may result in a decrease in the use of our products and services as well as an increase in past due accounts receivable, write-offs and customer bankruptcies; and

•	a deterioration in our ability to ensure business continuity during a disruption.

We may not be able to maintain an uninterrupted supply of the gases used to power our lasers, as the Russia-Ukraine War has disrupted supplies of rare gases.

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the world’s largest exporter of noble gases including neon, krypton and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our suppliers have been resourceful in continuing to supply gases to us but cannot assure us that the supply will remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruption caused by this war.

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

If we cannot successfully integrate acquisitions (including the Pharos and TheraClear businesses), joint ventures and other partnerships on a timely basis, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including certain cost savings and synergies, may not be achieved. Acquisitions involve substantial risks, including:

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

As of December 31, 2021, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 86% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

If revenue from significant distributors declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

We depend on several key distributors for a material portion of our sales, especially in our international business.  While we no longer rely upon a single master distributor for our international sales, we now rely upon several in-country distributors in connection with this business.  If, for example, a distributor finds that the financial incentives underlying the distributor relationship are no longer attractive, we may need to reduce our margins in order to continue the relationship or identify a new distributor, which could take a significant amount of time.  This could have a significant negative effect on our results and our operations.

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

Our indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.

In September 2021, we entered into an $8.0 million secured borrowing facility (the “Senior Credit Facility”) with MidCap. The Senior Credit Facility bears interest at LIBOR plus 7.50%, with a LIBOR floor of 0.50%, and matures on September 1, 2026. In September 2022, we amended the Senior Credit Facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. We are obligated to make interest-only payments through September 2024. From October 2024 to Maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion included in Item 7 of this Annual Report on Form 10-K. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

Our indebtedness could have negative consequences, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•
a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and
•	our ability to borrow additional funds or to refinance debt may be limited.

Furthermore, all of our debt under the Senior Credit Facility bears interest at variable rates. As these rates increase as they did in 2022, our debt service obligations increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. If interest rates continue to increase, we will see a corresponding increase in these obligations. Accordingly, our ability to borrow additional funds may be reduced and risks related to our indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $20 thousand during 2023.

The Financial Conduct Authority (the authority that regulates the London Interbank Offer Rate (“LIBOR”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2022. As discussed above, we amended the Senior Credit Facility to transition to SOFR upon such occurrence. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. We also anticipate that we may use SOFR as the interest rate index in future agreements. SOFR differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. The State of New York has assessed us, in two assessments, an aggregate amount of $1.5 million for the period from March 2014 through February 2020 including penalties and interest. In January 2021, we received notification that the administrative judge in this jurisdiction had issued an opinion finding in favor of us that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and an oral argument held in January 2022 and, on May 6, 2022, we received a written decision from the State of New York Tax Appeals Tribunal (the “Tribunal”) overturning the favorable sales tax determination of the administrative law judge.  We filed an appeal of the Tribunal’s decision, and posted the required appellate bond, with the New York State Appellate Division.  We are waiting for the appellate court to set a briefing and oral argument schedule. The second jurisdiction has made an assessment of $0.7 million from June 2015 through March 2018 plus interest of $0.2 million through April 2020. We are in the administrative appeal process in this jurisdiction as well and the timing has been impacted by the COVID-19 pandemic. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication, or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2022 and 2021, we have estimated our sales and use tax liability to be approximately $4.0 million and $3.7 million, respectively. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements remain uncertain.

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

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term, although based upon our cash and cash equivalents, current budgeting and projected cash flow models, we believe that we will be able to support our operations for at least the next 12 months following the filing of this Report. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers and the TheraClear Acne Therapy System in the U.S. and international markets, as well as domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that an acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

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

Risks Relating to Our Common Stock

Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq CM”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq CM pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On October 26, 2022, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement. On February 27, 2023, we announced that we had regained compliance with the Bid Price Requirement. Given market volatility and business conditions, we cannot assure you that we will continue to maintain compliance under the current economic climate.

Your percentage ownership will be further diluted in the future.

Your percentage ownership in our common stock will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees.  Our Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.  In September 2021, we issued a warrant to MidCap Financial Trust to purchase 373,626 shares of our common stock, with an exercise price of $1.82 per share.  We also maintain a shelf-registration statement that provides us with the ability, from time to time, to offer and sell up to $25.0 million in securities, including selling up to $11.0 million of our common stock in registered “at-the-market” offerings pursuant to an equity distribution agreement entered into with Ladenburg Thalmann & Co. Inc. in October 2021. As a result of shares sold or issued under the circumstances described above, your percentage ownership in our common stock will be diluted in the future.

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

We lease an 8,513 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. The lease was set to expire in January 2023. In August 2022, we exercised the lease renewal option and extended the term of the lease to expire in August 2026.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which would require us to pay $0.1 million, is tentative and subject to court approval and the right of individual class members to reject the settlement and proceed on their own.

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

In January 2021, we received notification that the administrative law judge had issued an opinion finding in favor of us that the sale of XTRAC treatment codes is not taxable as sales tax with respect to the first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the Taxing Authority’s Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring posting cash collateral, with the appellate court, and are awaiting for the appellate court to set a briefing and oral argument schedule.

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

As of March 15, 2023, we had 34,881,453 shares of common stock issued and outstanding, which are listed on the Nasdaq Capital Markets under the symbol “SSKN.” This did not include (i) options to purchase 4,464,714 shares of common stock, of which 2,368,841 were vested as of March 15, 2023, (ii) unissued restricted stock units of 119,597, or (iii) 373,626 shares of common stock reserved for issuance pursuant to a warrant.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2022. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,474,714	$1.72	3,193,706
Equity compensation plans not approved by security holders	—	—	—
	4,474,714	$1.72	3,193,706

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

STRATA Skin Sciences, Inc. is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and now Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions, as well as the TheraClear® X Acne Therapy System utilized in the treatment of acne-related skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2022, there were 909 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 890 at the end of December 31, 2021. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

Our non-U.S. business focuses on a direct distribution model for equipment sales and recurring revenue, and we have distribution agreements in place in the Mid-East, Asia, and Mexico.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® X Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. While many of COVID-19’s initial disruptions and damage to the global economy have been mitigated, the COVID-19 pandemic has continued to negatively impact the economy, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the ongoing mutations and spread of the COVID-19 virus, impact on business operations, supply chains and transport, and governmental and societal responses thereto, all of which are uncertain and cannot be predicted.

The ongoing COVID-19 pandemic has had a negative impact on our results of operations and financial performance through fiscal 2022, and we expect it will continue to have a negative impact on revenues, earnings and cash flows until such time as its customers adjust to the pandemic’s ramifications. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our supporters have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruptions caused by this war.

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

•
TheraClear® X Acne Treatment Device. The TheraClear® Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Recent Developments

Asset Acquisitions

Pharos Laser Acquisition. In August 2021 we acquired certain assets and certain liabilities related to the Pharos U.S. dermatology business of Ra Medical Systems, Inc. (“Ra Medical”). The Pharos asset acquisition provides us with the opportunity to market our full business solutions to Ra Medical’s existing customer base of 400 dermatology practices and increase our recurring revenue base. The Pharos transaction also provides a highly synergistic path to gain additional placements for our XTRAC excimer laser system.

We made upfront cash payments of $3.7 million in connection with the Pharos asset acquisition.

TheraClear Acquisition. In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation. The TheraClear asset acquisition will allow the Company to futher develop, commercialize and market the TheraClear devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications.

The Company made an upfront cash payment of $0.5 million and issued to Theravant Corporation 358,367 shares of common stock with an aggregate value of $0.5 million in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $0.5 million milestone payment upon the launch of the TheraClear Acne Therapy System, one of  development related targets. Theravant Corporation is eligible to receive up to $3.0 million in future earnout payments upon achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets.

MidCap Financing

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap Financial Trust, or MidCap. The facility bears interest at LIBOR plus 7.50%, with a LIBOR floor of 0.50%, and matures on September 1, 2026. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to one-month SOFR, or such other applicable period, plus 0.10%, with a floor or 0.50%. We are obligated to make interest-only payments through September 2024. From October 2024 to maturity, we will make payments of principal and interest in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

Proceeds from our MidCap facility were used to repay, in their entirety, the outstanding principal and interest associated with our Economic Injury Disaster Loan. In September 2021, we also repaid our note payable with the proceeds from the pledged time deposit held by the lender.

Equity Distribution Agreement

In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement during fiscal 2022 or 2021.

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

Sales in the United States represented 66% and 77% of our total revenues for the years ended December 31, 2022 and 2021, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through third-party distributors. International revenues were 34% and 23% for the years ended December 31, 2022 and 2021, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand our product offerings and increase the related patient utilization in the United States, as well as grow our presence in Asia.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and the manufacture of our XTRAC and VTRAC systems. Cost of revenues also includes costs related to personnel, depreciation, amortization, warranty, shipping, and our operations and field service departments.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix and pricing manufacturing costs. Our gross margins on revenues from sales of dermatology procedures equipment are lower than our gross margins on revenues from sales of dermatology recurring procedures and, as a result, the sales mix between dermatology recurring procedures and dermatology procedures equipment can affect the gross margin in any reporting period.

Engineering and Product Development

Engineering and product development expenses consist primarily of personnel expenses, including salaries and related benefits for employees in engineering, product development, regulatory and quality assurance functions. We typically use our employee, consultant and infrastructure resources across our engineering and product development programs.

We plan to incur engineering and product development expenses for the near future as we expect to continue our development that focuses on the application of our XTRAC system for the treatment of inflammatory skin disorders. As a result, we expect our engineering and product development expenses to remain similar to our fiscal year 2022 expenses.

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

We anticipate that our selling and marketing expenses will increase as we continue to execute on our growth initiatives and expand our business in both the United States and internationally.

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

We anticipate that our general and administrative expenses will remain similar to our fiscal year 2022 expenses.

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

Income Taxes

As of December 31, 2022, we had federal and state NOL carryforwards of $198.1 million and $60.8 million, respectively. The net operating loss carryforwards generated prior to 2018 began to expire for federal income tax purposes and begin expiring in 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

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

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

(in thousands)	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Revenues, net	$36,161	$29,977	$6,184	21%
Cost of revenues	14,393	10,127	4,266	42
Gross profit	21,768	19,850	1,918	10
Operating expenses:
Engineering and product development	1,029	1,434	(405)	(28)
Selling and marketing	15,301	13,106	2,195	17
General and administrative	10,087	9,712	375	4
	26,417	24,252	2,165	9
Loss from operations	(4,649)	(4,402)	(247)	6
Other (expense) income:
Interest expense	(926)	(314)	(612)	(195)
Interest income	89	15	74	493
Gain on forgiveness of debt	—	2,029	(2,029)	(100)
	(837)	1,730	(2,567)	(148)
Loss before income tax expense	$(5,486)	$(2,672)	$(2,814)	105%

Revenues

Revenues by Geography

The following tables present revenues by geography for the periods presented below:

(in thousands)	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Domestic	$23,981	$23,197	$784	3%
International	12,180	6,780	5,400	80
Total Revenues	$36,161	$29,977	$6,184	21%

Revenues by Product Type

The following tables present revenues by segment for the periods presented below:

(in thousands)	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Dermatology recurring	$23,025	$22,528	$497	2%
Dermatology equipment	13,136	7,449	5,687	76
Total Revenues	$36,161	$29,977	$6,184	21%

Dermatology Recurring Procedures

The ongoing COVID-19 pandemic has had a negative impact on our results for 2022 and 2021, and we expect it will continue to have a negative impact on revenue given the change in the behavior of our customers and the ultimate consumer of our products and services as a result of the pandemic. Recognized treatment revenue for the year ended December 31, 2022 was $23.0 million, which we estimate is approximately 329,000 treatments with prices between $65 and $95 per treatment, compared to recognized treatment revenue for the year ended December 31, 2021 of $22.5 million, which is approximately 321,000 treatments with prices between $65 and $95 per treatment.

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

Revenues from dermatology recurring procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2022 and 2021, we deferred domestic net revenues of $2.2 million and $1.9 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements.

Dermatology Procedures Equipment

The ongoing COVID-19 pandemic has had a negative impact on our results for 2022 and 2021, and we expect it will continue to have a negative impact on revenue given the change in the behavior of our customers and the ultimate consumer of our products and services as a result of the pandemic. For the year ended December 31, 2022, dermatology procedures equipment revenues were $13.1 million. Internationally, we sold 100 systems (88 XTRAC and 12 VTRAC). Domestically, we sold 7 XTRAC systems for the year ended December 31, 2022.

For the year ended December 31, 2021, dermatology procedures equipment revenues were $7.5 million. Internationally, we sold 38 systems (30 XTRAC and 8 VTRAC).

Cost of Revenues and Gross Profit

The following tables present changes in our gross margin, by segment, for the periods presented below:

Dermatology Recurring Procedures

(in thousands)	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Revenues	$23,025	$22,528	$497	2%
Cost of revenues	8,371	6,418	1,953	30
Gross profit	$14,654	$16,110	$(1,456)	(9)%
Gross profit percentage	63.6%	71.5%

The primary reasons for the decrease in gross profit for the year ended December 31, 2022 were higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions and higher depreciation expenses and labor costs in 2022 compared to 2021, partially offset by higher recurring procedures sales.

Dermatology Procedures Equipment
(in thousands)	Year Ended December 31,		Change
	2022	2021	Dollar	Percentage
Revenues	$13,136	$7,449	$5,687	76%
Cost of revenues	6,022	3,709	2,313	62
Gross profit	$7,114	$3,740	$3,374	90%
Gross profit percentage	54.2%	50.2%

The primary reasons for the increase in gross profit for the year ended December 31, 2022 were a change in product mix resulting in greater sales of equipment with higher sales margins and recognition of deferred service revenue associated with assumed service contracts from Ra Medical, partially offset by higher amortization of intangible assets due to the Pharos and TheraClear asset acquisitions.

Engineering and Product Development

For the year ended December 31, 2022, engineering and product development expenses were $1.0 million as compared to $1.4 million for the year ended December 31, 2021. Engineering and product development costs during the year ended December 31, 2022 were lower primarily as a result of reduction of costs incurred in connection with developing XTRAC MomentumTM 1.0, our next generation excimer laser system that was commercially launched in February 2022.

Selling and Marketing

As of December 31, 2022, our sales and marketing personnel consisted of 63 full-time positions, inclusive of a vice president of sales, a vice president of marketing and a vice president of relations, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the year ended December 31, 2022, sales and marketing expenses were $15.3 million as compared to $13.1 million for the year ended December 31, 2021. Sales and marketing expenses for the year ended December 31, 2022 were higher, as compared to the same period in 2021, primarily due to investments we made in sales and marketing and direct-to-consumer and dermatologists advertising, as well as increased head count and employee-related expenses. Additionally, increased spending consisted of our national sales meeting and increased attendance at trade shows.

General and Administrative

For the year ended December 31, 2022, general and administrative expenses increased to $10.1 million from $9.7 million for the year ended December 31, 2021. General and administrative expenses were higher for the year ended December 31, 2022, as compared to the same period in 2021. The increase is primarily due to higher consulting services, including legal and professional services, offset by higher compensation, severance and recruiting expenses incurred during the first quarter of 2021 as a result of the CEO transition.

Gain on Forgiveness of Debt

During the year ended December 31, 2021, we received notification our PPP loan had been forgiven and we recorded a gain on forgiveness of debt of $2.0 million.

Interest Expense

Interest expense is primarily attributable to our debt obligations. For the year ended December 31, 2022, interest expense increased to $1.0 million from $0.3 million for the year ended December 31, 2021. The increase is primarily the result of a higher interest rate on the Senior Term Facility entered into in September 2021.

Interest Income

Interest income relates to the interest we receive on our cash, cash equivalents and restricted cash held with financial institutions.

Income Tax Expense

We recognized an income tax expense of $0.1 million for the year ended December 31, 2022 as compared to $34 thousand for the year ended December 31, 2021, which is comprised primarily of changes in deferred tax liability related to goodwill.

Non-GAAP Financial Measures

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

These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP, should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods.

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this report is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Gross Profit	$21,768	$19,850
Amortization of acquired intangible assets	2,031	570
Non-GAAP gross profit	$23,799	$20,420
Gross profit percentage	60.2%	66.2%
Non-GAAP gross profit percentage	65.8%	68.1%

	Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(5,549)	$(2,706)

Adjustments:
Depreciation and amortization	5,293	3,736
Amortization of operating lease right-of-use asset	395	350
Loss on disposal of property and equipment	52	140
Income taxes	63	34
Gain on forgiveness of debt	—	(2,029)
Interest income	(89)	(15)
Interest expense	926	314
Non-GAAP EBITDA	1,091	(176)
Stock-based compensation	1,466	1,643
Non-GAAP adjusted EBITDA	$2,557	$1,467

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents and restricted cash of $6.8 million and an accumulated deficit of $227.2 million. We used $1.1 million in cash flows from operating activities and received cash flows from operating activities of $1.5 million during the years ended December 31, 2022 and 2021, respectively. We have historically incurred operating losses, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional engineering and product development activities and utilize cash for other corporate purposes. Our primary sources of capital have been from borrowings under our debt facilities and sales of our products. As of December 31, 2022, we had $8.0 million of borrowings outstanding under our debt facility with MidCap Financial Trust, or MidCap, which has a final maturity in September 2026.

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap. The facility bears interest at LIBOR plus 7.50%, with a LIBOR floor of 0.50%, and matures on September 1, 2026. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to one-month SOFR, or such other applicable period, plus 0.10%, with a floor or 0.50%. We are obligated to make interest-only payments through September 2024. From October 2024 to Maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement during fiscal 2022 or 2021.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2022 and anticipated revenues from sales of our products and operating expense management will be sufficient to meet our cash requirements for at least 12 months from the date of issuance of the Annual Report. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Cash (used in) provided by
Operating activities	$(1,108)	$1,508
Investing activities	(4,183)	(7,126)
Financing activities	(500)	92
Net decrease in cash, cash equivalents and restricted cash	$(5,791)	$(5,526)

Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $1.1 million for the year ended December 31, 2022, compared to cash, cash equivalents and restricted cash provided by operating activities of $1.5 million for the year ended December 31, 2021. The decrease in cash flows from operating activities for the year ended December 31, 2022 was primarily driven by an increase in inventories to avoid supply chain disruptions, an increase in accounts receivable, and a decrease in accrued compensation.

Investing Activities

Net cash, cash equivalents and restricted cash used in investing activities was $4.2 million for the year ended December 31, 2022, compared to cash, cash equivalents and restricted cash used in investing activities of $7.1 million for the year ended December 31, 2021. The decrease is primarily the result of the Pharos asset purchase in 2021, offset by the TheraClear asset purchase in 2022.

Financing Activities

During the year ended December 31, 2022, we received no proceeds and used $0.5 million in cash from financing activities for the payment of contingent consideration resulting from the TheraClear asset purchase. During the year ended December 31, 2021, we received net proceeds of $7.9 million from our senior term facility with MidCap, offset by debt repayments of $7.8 million associated with our note payable and EIDL Loan.

Contractual Obligations and Commitments

Debt Obligations

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap. The facility bears interest at LIBOR plus 7.50%, with a LIBOR floor of 0.50%, and matures on September 1, 2026. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to one-month SOFR, or such other applicable period, plus 0.10%, with a floor or 0.50%. We are obligated to make interest-only payments through September 2024. From October 2024 to Maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

Operating Lease Obligations

We lease our facilities and certain IT and office equipment under non-cancellable operating leases with remaining lease terms of up to four years. Remaining lease obligations are $1.1 million as of December 31, 2022, with payments of $0.4 million due within the next year.

Contingent Consideration

Theravant, the seller of the TheraClear devices, is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. As of December 31, 2022, we have estimated the future earnout payments at $8.6 million, of which $0.3 million is expected to be paid within the next year. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value.

Milestone Payments

In January 2022, we entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, we will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $0.5 million upon FDA clearance for each device and $0.5 million upon achievement of certain net revenue targets for each device, aggregating to $3.0 million of potential future milestone payments under the Development Agreement. The Development Agreement has a three-year term, unless terminated sooner by either party.

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

When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. We considered all of the above factors when determining whether a business was acquired. In evaluating our acquisition of TheraClear in 2022, we concluded that the fair value of consideration given to Theravant was concentrated in the acquired technology intangible. In evaluating our acquisition of Pharos in 2021, we concluded that the fair value of consideration given to Ra Medical was concentrated in the acquired customer list intangible. As such, we accounted for the transactions as asset acquisitions. The fair value was allocated to the acquired intangibles and is being amortized over their estimated useful lives.

Contingent Consideration

The purchase price for certain assets acquired related to TheraClear devices during January 2022 includes earnout payments, or contingent consideration. Estimates that involve a significant level of estimation uncertainty include the valuation of contingent consideration, which was determined using forecasted financial information available at the acquisition date, a discount rate and various other assumptions as described in more detail in Note 3 to our consolidated financial statements. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset.

Goodwill and Intangible Impairments

As of December 31, 2022, we had $8.8 million of goodwill related to the acquisitions of XTRAC and VTRAC businesses in fiscal 2015. We evaluate the carrying value of goodwill during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment Sales. Our analysis employed the use of both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. For both reporting units the fair value was in excess of the carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

All of our intangibles are definite lived assets, with amortization recorded over the estimated useful life on a straight-line basis. As of December 31, 2022 we had $17.4 million of intangible assets.  The definite lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and Pharos customer lists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2.4 million including penalties and interest for the period from March 2014 through April 2020. The Company received notification that an administrative state judge issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $2.4 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring posting cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a briefing and oral argument schedule.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2022 and 2021.

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

3.2	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 contained in our Form 8-K current report as filed on January 8, 2016).
4.1	Specimen Stock Certificate Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005).
4.2	Description of Common Stock
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3*	Form of Incentive Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.4*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.5*	STRATA Skin Sciences 2016 Omnibus Option Plan. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).
10.6
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Accelmed (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on April 2, 2018)

10.7
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Broadfin (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.8
Securities Purchase Agreement dated as of March 30, 2018, between the Company and Sabby (Incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K, as filed on April 2, 2018).

10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.10	Form of Leak-Out Agreement (Incorporated by reference to Exhibit 10.5 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 contained in our Current Report on Form 8-K, as filed on April 2, 2018).
10.12*	Amended and Restated Strata Skin Sciences, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, as filed on June 2, 2021).
10.13
Sublease Agreement between Luigi Bormioli Corporation and the Company for office space at 5 Walnut Grove Drive, Horsham, PA 19044 (Incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K, as filed on October 3, 2018).

10.14
Settlement Agreement and Release, dated as of August 10, 2020, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020)

10.15*
Employment Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2021)

10.16*
Form of Stock Option Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 1, 2021)

10.17*
Employment Agreement, dated as of October 4, 2021, between Christopher Lesovitz and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 4, 2021)

10.18
Form of Equity Distribution Agreement, dated October 15, 2021, between STRATA Skin Sciences, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2021)

10.19*	Form of management change of control severance agreement (incorporated by reference to Exhibit 10.79 to our Annual Report on Form 10-K for the year ended December 31, 2021).
10.20
Credit and Security Agreement, dated as of September 30, 2021, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2021)

10.21
Intellectual Property Security Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Financial Trust. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2021)

10.22
Warrant Agreement to Purchase Shares of the Common Stock of STRATA Skin Sciences, Inc., dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 4, 2021)

10.23
Registration Rights Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 4, 2021)

10.24
Limited Consent and Amendment No. 1 to Credit and Security Agreement, between STRATA Skin Sciences, Inc. and MidCap Financial Trust as Agent for Lenders (incorporated by reference to Exhibit 10.84 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.25	Amendment No. 2 to Credit and Security Agreement, dated as of September 6, 2022, between STRATA Skin Sciences, Inc. and MidCap Financial Trust as Agent for Lenders (attached hereto).
10.26
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022)

10.27
Form of Development Agreement by and between Theravant Corporation and STRATA Skin Sciences, Inc. (incorporation by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022)

10.28
Asset Purchase Agreement, dated as of August 16, 2021, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2021)

10.29*	Form of Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022)
10.30*	Form of VWAP Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022)
23.1	Consent of Marcum, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan
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

STRATA SKIN SCIENCES, INC.

Date: March 31, 2023	By:	/s/ Robert J. Moccia
Robert J. Moccia
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Moccia	President, Chief Executive Officer,	March 31, 2023
Robert J. Moccia	and Director (Principal Executive Officer)

/s/ Christopher Lesovitz	Chief Financial Officer	March 31, 2023
Christopher Lesovitz	(Principal Financial Officer and Financial Officer)

/s/ William D. Humphries	Director and Chairperson of the Board of Directors	March 31, 2023
William D. Humphries

/s/ Uri Geiger	Director	March 31, 2023
Uri Geiger

/s/ Samuel Rubinstein	Director	March 31, 2023
Samuel Rubinstein

/s/ Nachum Shamir	Director	March 31, 2023
Nachum Shamir

/s/ Douglas Strang	Director	March 31, 2023
Douglas Strang

/s/ Patricia Walker	Director	March 31, 2023
Patricia Walker

STRATA SKIN SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Sales and Use Tax Liabilities:
As discussed in Note 12 to the consolidated financial statements, the Company recognizes sales tax liabilities, including interest and penalties, for its domestic recurring revenue in those states which management determines are more-likely-than-not (“MLTN”) non-exempt from sales tax.  Such amounts are accounted for as transaction tax liabilities that are extinguished upon payment or settlement.  The Company recognizes use tax liabilities, including interest and penalties, for those states that management determines are MLTN to be exempt from sales tax obligations. The Company’s sales tax expense that is not presently being collected and remitted for its domestic recurring revenue are recorded as general and administrative expenses.  The Company is currently undergoing sales tax audits in two state jurisdictions which are each in the process of appeal.
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

Goodwill:
As discussed in Note 2 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment.  The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2022.
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

Intangible asset acquisition:
As discussed in Note 3 to the consolidated financial statements, in January 2022, the Company acquired certain assets related to the  Theraclear devices from Theravant Corporation (“Theravant”). The purchase price included an initial cash payment, issuance of common stock and contingent consideration.  The Company determined this transaction represented an asset acquisition as substantially all of the value was being ascribed to one intangible asset as defined by ASC 805, Business Combinations (“ASC 805”). The contingent consideration is accounted for as a contingent liability under ASC 450, Contingencies.
We identified the valuation of the acquired intangible asset and contingent consideration as a critical audit matter due to the audit effort relating to the following:
•
The determination of the fair value of the intangible asset and estimate of the contingent consideration liability requires management to make significant estimates and assumptions related to forecasted revenue growth rates, estimated expenses, royalty rate and discount rates.  Such estimates and assumptions were challenging to test as they required forward looking assumptions with a high degree of subjectivity.

•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s valuation assumptions.

Our principal audit procedures related to the Company's valuation of the acquired intangible asset and contingent consideration included the following:
•	We evaluated management’s determinations of the assets acquired, liabilities assumed and the consideration paid under the asset purchase agreement for reasonableness.
•	We evaluated management's significant accounting policies related to accounting for asset acquisitions, intangible assets and contingent consideration for reasonableness.
•
We obtained an understanding and evaluated the reasonableness of management’s forecasts of future revenue and estimated expenses by applying procedures to test the financial inputs used in the income approach, including sensitizing management’s cash flow forecasts.

•
We involved our firm’s valuation professionals, with specialized skills and knowledge, who assisted in assessing assumptions utilized under the income approach.  Such assumptions that were evaluated included the appropriateness of valuation model used, discount rate, selected comparable companies, revenue volatility, cost of equity and royalty rate.

•	We tested the existence, completeness and valuation of the tangible assets acquired and liabilities assumed, to assess the consideration paid reconciliation.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 31, 2023

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,434	$12,586
Restricted cash	1,361	—
Accounts receivable, net of allowance for doubtful accounts of $382 and $275 at December 31, 2022 and 2021, respectively	4,471	3,433
Inventories	5,547	3,489
Prepaid expenses and other current assets	691	462
Total current assets	17,504	19,970
Property and equipment, net	7,498	6,883
Operating lease right-of-use assets	975	638
Intangible assets, net	17,394	10,083
Goodwill	8,803	8,803
Other assets	98	216
Total assets	$52,272	$46,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,425	$2,822
Accrued expenses and other current liabilities	6,555	6,377
Deferred revenues	2,778	3,285
Current portion of operating lease liabilities	355	318
Current portion of contingent consideration	313	—
Total current liabilities	13,426	12,802
Long-term debt, net	7,476	7,319
Deferred revenues and other liabilities	314	400
Deferred tax liability	306	266
Operating lease liabilities, net of current portion	610	392
Contingent consideration, net of current portion	8,309	—
Total liabilities	30,441	21,179
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,723,046 and 34,364,679 shares issued and outstanding at December 31, 2022 and 2021, respectively	35	34
Additional paid-in capital	249,024	247,059
Accumulated deficit	(227,228)	(221,679)
Total stockholders’ equity	21,831	25,414
Total liabilities and stockholders’ equity	$52,272	$46,593

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues, net	$36,161	$29,977
Cost of revenues	14,393	10,127
Gross profit	21,768	19,850
Operating expenses:
Engineering and product development	1,029	1,434
Selling and marketing	15,301	13,106
General and administrative	10,087	9,712
	26,417	24,252
Loss from operations	(4,649)	(4,402)
Other (expense) income:
Interest expense	(926)	(314)
Interest income	89	15
Gain on forgiveness of debt	—	2,029
	(837)	1,730
Loss before income tax expense	(5,486)	(2,672)
Income tax expense	(63)	(34)
Net loss	$(5,549)	$(2,706)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.08)
Weighted average shares of common stock outstanding, basic and diluted	34,712,246	34,050,274

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	33,801,045	$34	$244,831	$(218,973)	$25,892
Stock-based compensation expense	—	—	1,643	—	1,643
Exercise of stock options	329,076	—	—	—	—
Issuance of restricted stock	234,558	—	—	—	—
Issuance of common stock warrants in connection with Senior Term Facility	—	—	585	—	585
Net loss	—	—	—	(2,706)	(2,706)
Balance at December 31, 2021	34,364,679	34	247,059	(221,679)	25,414
Stock-based compensation expense	—	—	1,466	—	1,466
Issuance of common stock for acquisition	358,367	1	499	—	500
Net loss	—	—	—	(5,549)	(5,549)
Balance at December 31, 2022	34,723,046	$35	$249,024	$(227,228)	$21,831

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,549)	$(2,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,293	3,736
Amortization of operating lease right-of-use assets	395	350
Amortization of deferred financing costs and debt discount	157	37
Provision for doubtful accounts	107	1
Stock-based compensation	1,466	1,643
Loss on disposal of property and equipment	52	140
Gain on forgiveness of debt	—	(2,029)
Deferred taxes	40	12
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	(490)
Inventories	(1,524)	(45)
Prepaid expenses and other assets	(111)	(65)
Accounts payable	603	58
Accrued expenses and other liabilities	229	1,679
Deferred revenues	(644)	(444)
Operating lease liabilities	(477)	(369)
Net cash (used in) provided by operating activities	(1,108)	1,508
Cash flows from investing activities:
Purchase of property and equipment	(3,552)	(3,653)
Cash paid in connection with TheraClear asset acquisition	(631)	—
Cash paid in connection with Ra Medical asset acquisition	—	(3,473)
Net cash used in investing activities	(4,183)	(7,126)
Cash flows from financing activities:
Payment of contingent consideration	(500)	—
Proceeds from long-term debt	—	8,000
Payment of deferred financing costs	—	(133)
Repayment of note payable	—	(7,275)
Repayment of long-term debt	—	(500)
Net cash (used in) provided by financing activities	(500)	92
Net decrease in cash, cash equivalents and restricted cash	(5,791)	(5,526)
Cash, cash equivalents and restricted cash at beginning of year	12,586	18,112
Cash, cash equivalents and restricted cash at end of year	$6,795	$12,586
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$744	$222
Cash paid during the year for income taxes	$19	$—
Supplemental schedule of non-cash investing and financing activities:
Change in operating lease right-of-use assets and liabilities due to new and amended leases	$732	$—
Inventories acquired in connection with TheraClear asset acquisition	$71	$—
Intangible assets acquired in connection with TheraClear asset acquisition	$10,182	$—
Contingent consideration issued in connection with TheraClear asset acquisition	$9,122	$—
Common stock issued in connection with TheraClear asset acquisition	$500	$—
Transfer of property and equipment to inventories	$463	$—
Issuance of common stock warrants in connection with Senior Term Facility	$—	$585
Assumed deferred revenues in connection with asset acquisition	$—	$1,841

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear Acne Therapy System to broaden its opportunities with expansion potential in the acne care market. The Company markets the device under the brand name TheraClear® X.

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. While many of COVID-19’s initial disruptions and damage to the global economy have been mitigated, the COVID-19 pandemic has continued to negatively impact the economy, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the ongoing COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the ongoing mutations and spread of the COVID-19 virus, impact on business operations, supply chains and transport, and governmental and societal responses thereto, all of which are uncertain and cannot be predicted.

The ongoing COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance through fiscal 2022, and the Company expects it will continue to have a negative impact on revenues, earnings and cash flows until such time as its customers adjust to the pandemic’s ramifications. Some physician offices continue to experience staffing issues, and the Company believes these shortages of trained personnel have negatively impacted its business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by its contract suppliers. Neon gas is essential to the proper functioning of the Company’s lasers. The Company’s supporters have been resourceful in continuing to supply gases to the Company but cannot assure it that the supply will not remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruptions caused by this war.

Liquidity and Going Concern

The Company has been negatively impacted by the ongoing COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate, was required to restrict cash for potential sales tax liabilities (see Notes 2 and 12) and refinanced its debt at a lower interest rate. In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these consolidated financial statements. However, market conditions, including the negative impact of the ongoing COVID-19 pandemic and the Russia-Ukraine War on the financial markets, supply chain disruptions and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned subsidiary in India. No operating activities have occurred within the Company’s subsidiary as of and during the years ended December 31, 2022 and 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments involve revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of acquired intangible assets and contingent consideration, state sales and use tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

The Company had two customers and one customer, international distributors, from which it earns dermatology recurring procedures and dermatology procedures equipment revenues, that accounted for more than 10% of the Company’s revenues for the years ended December 31, 2022 and 2021, respectively. Revenues from these customers were $8.5 million and $3.4 million, or 23% and 11%, of total net revenues during the years ended December 31, 2022 and 2021, respectively. Accounts receivable associated with  these customers was $0.5 million and 11% of net accounts receivable as of December 31, 2022, and less than 10% of total accounts receivable as of December 31, 2021. No other customer represented more than 10% of total accounts receivable as of December 31, 2022 or 2021.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consisted of credit card transactions with settlement terms of less than five days.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Restricted Cash

As discussed more fully in Note 12, an administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring the posting of cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a briefing and oral argument schedule. The cash collateral is recorded as restricted cash on the consolidated balance sheet as of December 31, 2022. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$5,434	$12,586
Restricted cash	1,361	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$6,795	$12,586

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Property and Equipment, net

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

The Company performs its goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The Company bypassed the qualitative assessment and did a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount. The Company’s annual goodwill impairment test resulted in no impairment charges during the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets and Intangibles

The Company reviews its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, less costs to sell. The Company did not record any charges related to asset impairment during the years ended December 31, 2022 and 2021.

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
Notes to Consolidated Financial Statements
Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or to meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual during the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of year	$79	$113
Additions	246	71
Expirations and claims satisfied	(118)	(105)
Total	207	79
Less current portion within accrued expenses and other current liabilities	(136)	(59)
Balance within deferred revenues and other liabilities	$71	$20

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

The following table presents the Company’s net revenues disaggregated by dermatology recurring procedures and dermatology procedures equipment (in thousands):

	Year Ended December 31,
	2022	2021
Dermatology recurring procedures	$23,025	$22,528
Dermatology procedures equipment	13,136	7,449
Total net revenues	$36,161	$29,977

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from dermatology recurring procedures (in thousands):

Years ending December 31:
2023	$1,207
2024	975
2025	384
2026	166
2027	4
$2,736

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.6 million and $1.3 million, respectively, and the Company expects to recognize $0.4 million and $0.9 million, respectively, of the remaining performance obligations within one year and the remainder over one to three years. The decrease in remaining performance obligations from December 31, 2021 to December 31, 2022 is due to the recognition of deferred service revenue associated with assumed service contracts from Ra Medical (see Note 3). Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2022 and 2021, the $0.4 million and $0.9 million of short-term contract liabilities, respectively, is presented as deferred revenues and the $0.2 million and $0.4 million of long-term contract liabilities, respectively, is presented within deferred revenues and other liabilities on the consolidated balance sheets, respectively. For the years ended December 31, 2022 and 2021, the Company recognized $0.9 million and $0.1 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2021 and 2020.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

Engineering and Product Development

Engineering and product development costs associated with research, new product development and product redesign are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and marketing expenses within the Company’s consolidated statement of operations. The Company recognized advertising costs of $1.6 million during each of the years ended December 31, 2022 and 2021.

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

The Company recognizes the tax effects of uncertain tax positions only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2022. The Company includes interest and penalties related to income tax obligations within income tax expense. The Company’s tax years are still under open status from 2019 to present.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Restricted stock units	278,004	90,540
Stock options	4,474,714	3,938,613
Common stock warrants	373,626	373,626
	5,126,344	4,402,779

Accounting Pronouncements Recently Adopted

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which allows Topic 848 to be adopted and applied prospectively to contract modifications made on or before December 31, 2024. The Company continues to evaluate the temporary expedients and options available under this guidance and the effects of these pronouncements and, as the Company does not have any hedging activities, does not believe this will have a material effect on its consolidated financial statements.

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

3. Acquisitions

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

The Company made an upfront cash payment of $0.5 million and issued to Theravant 358,367 shares of common stock with an aggregate value of $0.5 million as of the closing date in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $0.5 million milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the TheraClear technology intangible asset as defined by ASC 805, Business Combinations (“ASC 805”).

The purchase price was allocated, on a relative fair value basis, to the technology intangible asset and acquired inventories as follows (in thousands):

Consideration:
Cash payment	$500
Common stock issued	500
Transaction costs	131
Contingent consideration	9,122
Total consideration	$10,253
Assets acquired:
Technology intangible asset	$10,182
Inventories	71
Total assets acquired	$10,253

The technology intangible asset is being amortized on a straight-line basis over a period of ten years, to be updated for subsequent changes in the contingent consideration that is allocated to its carrying value. The intangible asset was valued using the relief from royalty method. Significant assumptions used in the relief from royalty method include a 14.5% weighted average cost of capital and 15.0% of revenues for the royalty rate. The net book value of acquired inventories approximated its fair value. To calculate the fair value of the earnout using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 1.6%, revenue volatility of 45.0%, and a cost of equity of 10.5%. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year, which consists of $0.3 million as of December 31, 2022, is classified as current on the consolidated balance sheet.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The purchase price was allocated, on a relative fair value basis, to the acquired inventories, customer lists intangible asset and deferred revenues as follows (in thousands):

Consideration:
Cash payment	$3,700
Transaction costs	57
Total consideration	$3,757
Assets acquired:
Inventories	$284
Customer lists intangible asset	5,314
Total assets acquired	5,598
Liabilities assumed:
Deferred revenues – service contracts	1,841
Total liabilities assumed	1,841

Net assets acquired	$3,757

The customer lists intangible asset is being amortized on a straight-line basis over a period of 12 years. As the transaction was accounted for as an asset acquisition, the Company allocated consideration paid to the inventories acquired and the deferred revenues assumed, with the remaining consideration paid allocated to the customer lists intangible asset, which also equals its estimated fair value. The intangible asset was valued using an excess earnings model. Significant assumptions used in the excess earnings model include estimated customer sales growth, customer attrition and weighted average cost of capital of 3%, 5% and 17%, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. Fair Value Measurements

The carrying values of cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature. The carrying value of the Company’s current Senior Term Facility approximated its fair value as of December 31, 2022 and 2021 due to its variable interest rate.

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials and work-in-process	$5, 418	$3,201
Finished goods	129	288
	$5,547	$3,489

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Lasers placed-in-service	$28,790	$25,949
Equipment, computer hardware and software	293	238
Furniture and fixtures	235	213
Leasehold improvements	136	254
	29,454	26,654
Less: accumulated depreciation and amortization	(21,956)	(19,771)
	$7,498	$6,883

The Company recorded depreciation and amortization expense of $2.4 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively.

7. Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to four years, and one facility lease had a renewal option for two years. The renewal option was initially excluded from the determination of the lease term as it was not reasonably certain of exercise. In August 2022, the Company exercised the renewal option and amended the terms of the option, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $0.7 million during the year ended December 31, 2022. There were no lease modifications during the year ended December 31, 2021.

Operating lease costs were $0.4 million for each of the years ended December 31, 2022 and 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the weighted average incremental borrowing rate was 8.76% and 9.76%, respectively, and the weighted average remaining lease term was 2.8 years and 2.3 years, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following table summarizes the Company’s operating lease maturities as of December 31, 2022 (in thousands):

Years ending December 31:
2023	$426
2024	386
2025	195
2026	81
Total remaining lease payments	1,088
Less: imputed interest	(123)
Total lease liabilities	$965

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
8. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

December 31, 2022	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(4,275)	$1,425
Product technology	12,182	(3,018)	9,164
Customer relationships	6,900	(5,175)	1,725
Tradenames	1,500	(1,125)	375
Pharos customer lists	5,314	(609)	4,705
	$31,596	$(14,202)	$17,394

December 31, 2021	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(3,705)	$1,995
Product technology	2,000	(2,000)	—
Customer relationships	6,900	(4,485)	2,415
Tradenames	1,500	(975)	525
Pharos customer lists	5,314	(166)	5,148
	$21,414	$(11,331)	$10,083

The Company recorded amortization expense of $2.9 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Years ending December 31:
2023	$2,871
2024	2,871
2025	2,166
2026	1,461
2027	1,461

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Goodwill consists of the following (in thousands):

	December 31,
	2022	2021
Dermatology recurring procedures segment	$7,958	$7,958
Dermatology procedures equipment segment	845	845
	$8,803	$8,803

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Warranty obligations	$136	$59
Compensation and related benefits	1,997	2,052
State sales, use and other taxes	3,986	3,697
Professional fees and other	436	569
	$6,555	$6,377

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

11. Long-Term Debt

Senior Term Facility

On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8.0 million senior term loan that was drawn upon by the Company upon executing the agreement. On September 30, 2021, the Company also repaid the outstanding principal and interest for its Note (Note 10) and the Economic Injury Disaster Loan. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and mature on September 1, 2026, unless terminated earlier. The interest rate was 11.72% and 8.00% as of December 31, 2022 and 2021, respectively. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of the Company’s assets. The Senior Debt Facility was amended on January 10, 2022 to provide MidCap Financial Trust’s consent to the acquisition of TheraClear (Note 3). In September 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor or 0.50%.

The Company may voluntarily prepay the outstanding term loan, with such prepayment of at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after September 30, 2021, (ii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after September 30, 2021, or (iii) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after September 30, 2021 and prior to the maturity date.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to have a specified minimum amount of net revenue for the trailing 12-month period, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At December 31, 2022, the minimum net revenue threshold was $28.0 million. The minimum net revenue threshold will increase to $30.0 million by December 31, 2023. At December 31, 2022, the Company was in compliance with all financial covenants within the Senior Term Facility.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (vi) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) regulatory matters, (x) failure to remain a publicly traded company, and (xi) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At December 31, 2022, no event of default had occurred and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its issue date. The estimated fair value of the warrants was $0.6 million and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $0.1 million. The proceeds were allocated on a basis that approximates the relative fair value method. The fair value of the warrants and fees incurred were recorded as a debt discount and are being recognized as interest expense over the life of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively. The Company recognized interest expense of $0.9 million during the year ended December 31, 2022, of which $0.2 million was related to the amortization of the debt discount. The Company recognized interest expense of $0.3 million during the year ended December 31, 2021, of which $37 thousand was related to the amortization of the debt discount.

Future minimum principal payments at December 31, 2022 are as follows (in thousands):

Years ending December 31:
2024	$1,000
2025	4,000
2026	3,000
$8,000

Paycheck Protection Program Loan

On April 22, 2020, the Company closed a loan of $2.0 million (the “PPP Loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP Loan would have matured on May 1, 2022 and bore an interest rate of 1% per year. Payments of principal and interest of any unforgiven balance were scheduled to commence December 1, 2020, but were deferred until the SBA approved of the forgiveness amount. In the second quarter of 2021, the Company received notification that the PPP Loan had been forgiven. Accordingly, the Company recorded a gain on forgiveness of debt in the amount of the loan of $2.0 million.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Economic Injury Disaster Loan

On May 22, 2020, the Company secured the EIDL Loan from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan was up to $0.5 million, with proceeds to be used for working capital purposes, and was collateralized by all the Company’s assets. On June 12, 2020, the Company received these funds from the SBA. Interest accrued at the rate of 3.75% per year. Installment payments, including principal and interest, were originally due monthly beginning March 26, 2021 (12 months from the date of the promissory note) in the amount of $2 thousand. In March 2021, the SBA deferred payments on the EIDL loans by an additional 12 months. The balance of principal and interest was payable over the next 30 years from the date of the promissory note. There were no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan was not required to be refinanced by the PPP Loan. On September 30, 2021, the Company repaid this loan in full.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which would require the Company to pay $0.1 million, is tentative and subject to court approval and the right of individual class members to reject the settlement and proceed on their own. As of December 31, 2022, $0.1 million has been accrued for this matter.

Sales and Use Tax Matters

The Company records state sales tax collected and remitted for its customers on dermatology procedures equipment sales on a net basis, excluded from revenues. The Company’s sales tax expense that is not presently being collected and remitted for the recurring revenues business is recorded in general and administrative expenses within the consolidated statements of operations.

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

Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on percentage of the employee’s contribution. For each of the years ended December 31, 2022 and 2021, the Company’s contributions to the plan were $0.3 million.

Milestone Payments

In January 2022, the Company entered into a Development Agreement (the “Development Agreement”) with Theravant Corporation (“Theravant”). Under the Development Agreement, the Company will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $0.5 million upon FDA clearance for each device and $0.5 million upon achievement of certain net revenue targets for each device, aggregating to $3.0 million of potential future milestone payments under the Development Agreement. The Development Agreement has a three-year term, unless terminated sooner by either party, and is being accounted for separately from the TheraClear asset acquisition discussed in Note 3.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue preferred stock with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C convertible preferred stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C convertible preferred stock shares do not have voting rights. Each share of Series C convertible preferred stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. No preferred shares were outstanding as of December 31, 2022 and 2021.

Common Stock
The Company issued 358,367 shares to Theravant as consideration for the TheraClear asset acquisition (Note 3) during the year ended December 31, 2022.
The Company issued 329,076 shares upon the exercise of options and 234,558 shares upon the vesting of restricted stock during the year ended December 31, 2021.
In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of the Company’s common stock have been sold under this distribution agreement during fiscal 2022 or 2021.

Common Stock Warrants

In September 2021 and in connection with entering into the Company’s Senior Term Facility (Note 11), the Company issued a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its issue date. As of December 31, 2022, the warrant remains outstanding in its entirety.

14. Stock-Based Compensation

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of December 31, 2022, there were 3,193,706 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense of $1.3 million and $1.6 million (for all awards and modifications, if any) for the years ended December 31, 2022 and 2021, respectively, within general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company also recorded share-based compensation expense of $0.2 million within selling and marketing expenses in the accompanying consolidated statement of operations.

On March 30, 2022, the Company granted 160,000 stock-based options to the Chief Executive Officer. The vesting of these awards is contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. As of December 31, 2022, the market condition was not met and 60,000 of the stock-based options were forfeited.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Shares under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2021	5,292,888	$1.87
Granted	2,463,714	1.70
Exercised	(1,557,628)	1.12
Forfeited and expired	(2,260,361)	2.10
Outstanding at December 31, 2021	3,938,613	$1.90	7.91
Granted	1,000,000	1.41
Exercised	(15,000)	1.29
Forfeited and expired	(448,899)	2.63
Outstanding at December 31, 2022	4,474,714	$1.72	8.02
Exercisable at December 31, 2022	2,202,792	$1.88	7.28

The weighted‑average grant date fair value of options granted was $1.06 and $1.27 per share during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $2.3 million, which the Company expects to recognize over a weighted‑average period of approximately 2.2 years. There was no aggregate intrinsic value of options outstanding and options exercisable at December 31, 2022 or of options that were exercised during the year ended December 31, 2022. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2021 was $26 thousand and $4 thousand, respectively, and the aggregate intrinsic value of options that were exercised during the year ended December 31, 2021 was $0.5 million.

During the year ended December 31, 2021, there were 1,557,628 options that were exercised on a cashless basis at $1.12 per share resulting in the net issuance of 329,076 shares of common stock.

The fair value of options is estimated using the Black Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the year ended December 31, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the years ended December 31, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.10	5.96
Expected volatility	89.57%	90.03%
Risk-free rate	2.51%	1.08%
Dividend rate	0.00%	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	290,861	1.44
Vested	(146,364)	1.42
Forfeited and expired	(53,957)	1.45
Unvested at December 31, 2021	90,540	$1.45
Granted	187,464	0.96
Vested	(158,407)	1.26
Forfeited and expired	—	—
Unvested at December 31, 2022	119,597	$0.93

As of December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units was less than $0.1 million, which the Company expects to recognize over a weighted‑average period of approximately 0.5 years. During the first quarter of 2023, the Company issued 158,407 shares of common stock related to the restricted stock units that vested during 2022.

15. Income Taxes

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	23	22
	23	22
Deferred:
Federal	23	23
State	17	(11)
	40	12
Income tax expense	$63	$34

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax liability for federal income taxes consisted of the following (in thousands):

	December 31,
Deferred tax assets (liabilities)	2022	2021
Net operating loss carryforwards	$45,077	$46,596
Intangible assets	1,697	1,039
Inventory	57	26
Reserves and accrued expenses	1,431	1,230
Property and equipment	1,111	441
Stock-based compensation	548	458
Operating lease right-of-use assets	(242)	(159)
Goodwill	(1,095)	(950)
Operating lease liabilities	240	177
481(a) adjustment	(333)	(667)
Interest expense limitation carryover	208	—
Less: valuation allowance	(49,005)	(48,457)
Net deferred tax liability	$(306)	$(266)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a nearly full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $0.5 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively. The Company does not have unrecognized tax benefits as of December 31, 2022 or 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes as follows (in thousands):

	December 31,
	2022	2021
Federal	$198,144	$204,314
State	$60,784	$60,654

The NOL carryforwards generated prior to 2018 began to expire for federal income tax purposes and begin expiring in 2030 for state income tax purposes. Federal and many state NOLs generated in 2018 and into the future now have an indefinite life.

The NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. To date, the Company has not performed an analysis to determine whether or not ownership changes have occurred since inception.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	December 31,
	2022	2021
Federal tax expense at statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.58)%	(0.33)%
Permanent differences	(2.23)%	8.90%
Other difference and true ups	(11.20)%	(25.27)%
Change in valuation allowance	(8.14)%	(5.57)%
Tax provision	(1.15)%	(1.27)%

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the IRA and does not anticipate a material impact on its consolidated financial statements.

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

The following tables reflect results of operations from our business segments for the periods indicated below (in thousands, except gross profit %):

Year Ended December 31, 2022	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$23,025	$13,136	$36,161
Cost of revenues	8,371	6,022	14,393
Gross profit	14,654	7,114	21,768
Gross profit %	63.6%	54.2%	60.2%

Allocated expenses:
Engineering and product development	672	357	1,029
Selling and marketing	13,503	1,798	15,301
Unallocated expenses	—	—	10,087
	14,175	2,155	26,417
Income (loss) from operations	479	4,959	(4,649)
Interest expense	—	—	(926)
Interest income	—	—	89
Income (loss) before income tax expense	$479	$4,959	$(5,486)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Year Ended December 31, 2021	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$22,528	$7,449	$29,977
Cost of revenues	6,418	3,709	10,127
Gross profit	16,110	3,740	19,850
Gross profit %	71.5%	50.2%	66.2%

Allocated expenses:
Engineering and product development	1,251	183	1,434
Selling and marketing	12,257	849	13,106
Unallocated expenses	—	—	9,712
	13,508	1,032	24,252
Income (loss) from operations	2,602	2,708	(4,402)
Interest expense	—	—	(314)
Interest income	—	—	15
Gain on debt extinguishment	—	—	2,029
Income (loss) before income tax expense	$2,602	$2,708	$(2,672)

For the years ended December 31, 2022 and 2021, depreciation and amortization by reportable segment were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Dermatology recurring procedures	$4,421	$3,334
Dermatology procedures equipment	857	384
Unallocated expenses	15	18
Consolidated total	$5,293	$3,736

The following tables present the Company’s revenue disaggregated by geographical region for the years ended December 31, 2022 and 2021 (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Year Ended December 31, 2022	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$21,585	$2,396	$23,981
China	195	4,556	4,751
Korea	888	2,828	3,716
Other foreign	357	3,356	3,713
Total	$23,025	$13,136	$36,161

Year Ended December 31, 2021	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$21,215	$1,982	$23,197
China	—	931	931
Korea	941	2,412	3,353
Other foreign	372	2,124	2,496
Total	$22,528	$7,449	$29,977

As of December 31, 2022 and 2021, total assets by reportable segment were as follows (in thousands):

	December 31,
	2022	2021
Dermatology recurring procedures	$37,230	$30,897
Dermatology procedures equipment	7,890	2,662
Other unallocated assets	7,152	13,034
Consolidated total	$52,272	$46,593

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Long-lived assets of $0.6 million and $1.0 million were located in international markets, primarily Korea and Japan, as of December 31, 2022 and 2021, respectively, with the remainder located in domestic markets.

17. Subsequent Events

On October 26, 2022, the Company had received written notification from the NASDAQ Stock Market (“Nasdaq”) that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days and that the Company, therefore, was not in compliance with the requirements for continued listing on the NASDAQ Capital Market. On February 27, 2023, the Company received written notice from Nasdaq that it had regained compliance with the listing requirements with respect to its minimum bid price, and the Company will continue to trade on Nasdaq.