Form 10-K/A
period 2022-12-31
STRATA Skin Sciences, Inc.
filed 2023-05-01
CIK 1051514

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☐

The number of shares outstanding of our common stock as of April 27, 2023 was 34,881,453 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $17,402,181, computed by reference to the closing market price of $0.97 of the common stock as of April 27, 2023 and 17,940,393 shares held by non-affiliates.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are seven director positions presently authorized by our Board of Directors and our Bylaws. The names of the persons who are directors and their positions and offices with us are set forth in the table below.

The following is a brief biography of each director:

Name	Position	Age
Dr. Uri Geiger	Chairman of the Board	55
Robert Moccia	President, Chief Executive Officer and Director	64
Douglas Strang	Director	60
William Humphries	Director	56
Nachum Shamir	Director	69
Samuel Rubinstein	Director	83
Patricia Walker	Director	63

William Humphries is our Chairman of the Board and was appointed to the Board on April 12, 2021.  Mr. Humphries joined Isosceles Pharmaceuticals Inc., a biotechnology company, in May 2021 and serves as its Chief Executive Officer. From August 2018 to December 2020, Mr. Humphries served as President of Ortho Dermatologics, the dermatology division of Bausch Health Companies, Inc., and previously served as its Executive Vice President, Company Group Chairman for Dermatology and OraPharma. Previously, he served as President and Chief Executive Officer of the North American business of Merz, Inc., an affiliate of Merz Pharma Group, where he oversaw strategic direction and collaboration among three North American companies: Merz Pharmaceuticals LLC, Merz Aesthetics Inc., and Merz Pharma Canada Ltd. Before joining Merz, he served in a number of leadership positions with Stiefel Laboratories, Inc., including as its Chief Commercial Officer and then as President, where he spearheaded two significant acquisitions and led the global integration of Stiefel into GlaxoSmithKline. Previously, Mr. Humphries held multiple senior executive roles in sales and marketing, business development and international marketing for Allergan, Inc., concluding as Vice President of its U.S. skincare business. He currently serves as chairman of the board of directors of Clearside Biomedical, Inc., a publicly held biopharmaceutical company, as a director of the publicly held company PhaseBio Pharmaceuticals, Inc., as a director of the privately held company Bryn Pharma and as a director in the privately held company SKNV. He received a Bachelor of Arts from Bucknell University and a Master of Business Administration from Pepperdine University.

Dr. Uri Geiger became our Chairman of the Board effective on May 29, 2018 and served in that role until Mr. Humphries was selected to the position. Dr. Geiger is a co-founder and Managing Partner of Accelmed Partners, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed Partners, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University’s Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street.” Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. Dr. Geiger has served on the board of directors of NeuroPace, Inc., a publicly traded medical device company focused on epilepsy, since January 2023 and Minerva Surgical, Inc., a publicly traded medical device company focused on uterine healthcare, since February 2023. We believe Dr. Geiger’s qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Robert “Bob” Moccia assumed the duties of Chief Executive Officer and member of the Board on March 1, 2021. Mr. Moccia has more than 20 years of executive management experience as President, COO, and CEO of small to mid-sized specialty pharmaceutical companies and over 35 years of global pharmaceutical experience with expertise in general management, operations, strategic planning, business development, product development, sales, marketing, and building customer focused organizations. In 2014 Mr. Moccia co-founded Encore Dermatology. Prior to founding Encore, Mr. Moccia was CEO of Precision Dermatology Inc., which was sold to Valeant in 2014. Mr. Moccia has marketed and/or launched over 30 dermatological products in the US. He has completed multiple licenses, acquisitions and partnerships in the dermatology space. Mr. Moccia has held executive management positions at Medicis Pharmaceuticals (Sr. VP of Corporate Development), Graceway Pharmaceuticals (President & COO), and Bioglan Pharmaceuticals (President). He also spent time at Dermik and Stiefel Laboratories in sales, marketing, and business development. Mr. Moccia holds a B.S. in Biology from Stonehill College. We believe Mr. Moccia’s qualifications to serve on our Board of Directors includes his extensive experience in the dermatology medical device, pharmaceutical industries and his role as Chief Executive Officer of the Company.

Douglas Strang was appointed to the Board on October 27, 2021. He retired as a partner from PricewaterhouseCoopers LLP (“PwC”) after more than 35 years of employment, at which time he was the firm’s Global Pharmaceuticals & Life Science Advisory Leader. Mr. Strang’s career with the firm began in the audit practice, where he performed financial audits, primarily in the healthcare industry. He later transitioned into the firm’s forensic and risk practice where he led various projects, including; board appointed financial investigations, fraud and abuse matters in the life sciences industry and other healthcare compliance regulatory matters. He also has significant experience in the area of merger and acquisitions, where he assisted his clients with financial due diligence and merger integration. In addition to his Global leadership role, Mr. Strang was the US Pharmaceutical and Life Sciences Advisory Leader from 2009, from which he transitioned to the European leader in 2019. The PwC practice he led focused on providing value-added solutions across the Life Sciences value chain, including; M&A, R&D, manufacturing and supply chain, commercial and finance operations. In addition, Mr Strang also serves on the Board and is the Audit Committee Chair for Trukera Medical, a privately held medical device company.  Mr. Strang is a Certified Public Accountant in the Commonwealth of Pennsylvania and holds a BS degree in accounting from Penn State University and an MBA from Villanova University. We believe Mr. Strang’s qualifications to serve on our Board of Directors include his extensive experience in pharmaceutical and life sciences industries and auditing and accounting background. The Chairman recommended to the Nominating Committee that Mr. Strang be approached for a seat on the Board.

Shmuel (Samuel) Rubinstein became a director of the Company effective May 29, 2018. Mr. Rubinstein has served for over 20 years as the Chief Executive Officer and General Manager of Taro Pharmaceuticals Industries, a NASDAQ traded dermatology company. Under his management, Taro grew to become a multinational company with over 1,000 employees worldwide and turnover of close to $450 million. In 2003, Mr. Rubinstein received the Exceptional Industrialist award. During these years he also finished an International Marketing Course at the Wharton School of the University of Pennsylvania. Mr. Rubinstein serves as a board member in Clal Biotechnology Industries,  Trima Pharma, Kamada, and KSDG. Previously on the board of Exalenz, Medison Biotech and is a consultant to Sol-Gel Pharma. Mr. Rubinstein is also a director at the Medical Research Fund near The Tel Aviv Sourasky Medical Center and The National Authority for Yiddish Culture. We believe Mr. Rubinstein’s qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the dermatology industry.

Nachum (Homi) Shamir, Chairs our Compensation/Nominating and Governance Committee, became a director of the Company effective May 29, 2018. Mr. Shamir was the Chairman, President and Chief Executive Officer of Luminex Corporation from October 2014 until June 2021 when it was sold to DiaSorin for $1.8B. Mr. Shamir previously served, from 2006 to 2014 when it was sold to Covidien for $1B, as President and CEO of Given Imaging Ltd., a developer, manufacturer, and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over 10 years at Scitex Corporation in positions of increasing responsibility, including President and CEO from 2003 to 2004. Prior to Scitex Corporation, Mr. Shamir held senior management positions at various international companies mainly in the Asia Pacific regions. Mr. Shamir currently served as a Chairman of Mediwound (MDWD) Cactus Acquisition Corp (CCTSU). Previously Mr Shamir served as a director with Congentix Medical, an international endoscopy product manufacturer (CGNT), from 2016 until its sale in 2018, and Invendo Medical GmbH, a developer of endoscopy products, from 2014 until 2017 until its sale in 2017 and IsoPlexis (ISO). Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. We believe Mr. Shamir’s qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the life science industry

Dr. Patricia Walker was appointed to the Board on February 14, 2022. She is a board certified dermatologist, earned both her medical degree and her Ph.D. from the University of Iowa. Following her degrees, she completed a residency in dermatology and a research fellowship in the Dermatology Branch, National Cancer Institute at the National Institute of Health (NIH). Throughout her career, Dr. Walker has served in multiple roles in the pharmaceutical and medical device industry. Most recently she served as the President and Chief Scientific Officer of Brickell Biotech Inc. from 2015 until 2019, where she oversaw the research and development, regulatory, compliance, chemistry and manufacturing efforts for the company’s product portfolio. Prior to that she was the Chief Medical Officer at Kythera Biopharmaceuticals from 2007 until 2013. While there, she led research efforts focused on the development of novel, first in class pharmaceutical products for dermatologic and aesthetic medicine. Before Kythera, Dr. Walker was the Chief Medical Officer at Allergan Medical from 2004 until 2007, where her primary research efforts catalyzed the development of alternative hyaluronic acid fillers for facial rejuvenation. When Allergan acquired Inamed in 2006, she was Inamed’s Executive Vice President and Chief Scientific Officer. While there, she researched biological toxins, dermal filler substances, bariatric devices, and silicone gel filled breast implants. Dr. Walker started her Industry career at Allergan in 1997 where she was the VP of the Dermatology Therapeutic Area. She also served as a clinical faculty member at the University of California Irvine’s department of dermatology. Most recently, Dr. Walker formed her own drug development consulting company, P. Walker Consulting, in 2013. She is also a practicing dermatologist in Carpinteria, California. Dr. Walker presently serves as a supervisory board member at Merz pharmaceuticals.  Prior she served on the boards of directors at Forte Biosciences Inc. and Neothetics, Inc. (now called Evofem Biosciences Inc.), a women’s sexual and reproductive healthcare company whose shares are publicly listed on Nasdaq, from 2014 until 2015. We believe Dr. Walker’s qualifications to serve on the Board of Directors include her wealth of knowledge and industry expertise in dermatology industry. Dr. Walker’s nomination was suggested to the Nominating Committee by the Company’s CEO.

Our Board of Directors has an Audit Committee and a Compensation/Nominating and Governance Committee. The following table provides membership information for each of these committees:

Name	Audit	Compensation/Nominating and Corporate Governance
William Humphries, Chairman		X
Dr. Uri Geiger
Nachum Shamir		X*
Douglas Strang	X*
Samuel Rubinstein	X	X
Dr. Patricia Walker	X

*	Committee Chair

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage independent advisors, as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us.

Audit Committee

The current members of our Audit Committee are Douglas Strang (Chair), Samuel Rubinstein, and Patricia Walker, each of whom we believe satisfies the independence requirements of NASDAQ and the SEC. Mr. Strang chairs this committee and has been designated as the “Audit Committee financial expert” under Item 407(d)(5) of Regulation S-K. The Board of Directors determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC and NASDAQ. Our Board of Directors has determined that each member of the Audit Committee has the requisite accounting or related financial expertise required by applicable NASDAQ rules. Our Audit Committee assists our Board of Directors in its oversight of:

•	appointing, evaluating and determining the compensation of our independent auditors;

•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

•	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;

•	reviewing other risks that may have a significant impact on our financial statements;

•	preparing the Audit Committee report for inclusion in the annual proxy statement;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;

•	approving all related person transactions, as defined by applicable SEC Rules, to which we are a party; and

•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

The charter of our Audit Committee is available in the Corporate Governance section of the Investor Relations section of our website at www.strataskinsciences.com.

Compensation and Nominating/Governance Committee

The current members of our Compensation and Nominating/Governance Committee are Nachum Shamir (Chair), Samuel Rubinstein, and William Humphries each of whom we believe satisfies the independence requirements of NASDAQ. Mr. Shamir chairs this committee. The purpose of our Compensation/Nominating and Governance Committee is to assist in the responsibilities of the Board of Directors relating to compensation of our executive officers. In addition to its role in compensation matters, the purpose of our Compensation and Nominating/Governance Committee is to review all Board of Director-recommended and stockholder-recommended nominees, determine each nominee’s qualifications and to make a recommendation to the full Board of Directors as to which persons should be the Board of Directors’ nominees. Specific responsibilities of the committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•
evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of the Chief Executive Officer and other executive officers in accordance with such objectives;

•	reviewing employment agreements for executive officers;

•	recommending to the Board of Directors the compensation for our directors;

•	administering our equity compensation plans and other employee benefit plans;

•	evaluating human resources and compensation strategies, as needed;

•	identifying and recommending to the Board of Directors individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the director nominees for the next annual meeting of stockholders;

•	recommending to the Board of Directors director committee assignments;

•	reviewing and evaluating succession planning for the Chief Executive Officer and other executive officers;

•	monitoring the independence of the directors;

•	developing and overseeing the corporate governance principles applicable to members of the Board of Directors, officers and employees;

•	reviewing and approving director compensation and administering the Non-Employee Director Plan;

•	monitoring the continuing education for our directors; and

•	evaluating annually the Compensation and Nominating/Governance Committee charter.

The Compensation/Nominating and Governance Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation/Nominating and Governance Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation.

The Compensation/Nominating and Governance Committee considers potential candidates recommended by its members, management and others, including stockholders. In considering candidates recommended by stockholders, the committee will apply the same criteria it applies in connection with candidates recommended by the Compensation/Nominating and Governance Committee. Stockholders may propose candidates to the Compensation/Nominating and Governance Committee by delivering a notice to the Compensation/Nominating and Governance Committee that contains the information required by the Bylaws. The Compensation/Nominating and Governance Committee did not pay any fee to any third party to search for, identify and/or evaluate the 2022 nominees for directors and directors expected to be renominated for election in 2023.

The Compensation/Nominating and Governance Committee does not maintain a formal diversity policy with respect to the identification or selection of directors for nomination to the Board of Directors. Diversity is just one of many factors the Compensation/Nominating and Governance Committee considers in the identification and selection of director nominees. The Company defines diversity broadly to include differences in race, gender, ethnicity, age, viewpoint, professional experience, educational background, skills and other personal attributes that can foster board heterogeneity in order to encourage and maintain board effectiveness.

The charter of our Compensation/Nominating and Governance Committee is available in the Corporate Governance section of the Investor Relations section of our website at www.strataskinsciences.com.

The Board of Directors’ Role in Risk Oversight

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, the Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk and the Compensation/Nominating and Governance Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board of Directors as a whole.

Stockholder Communications with the Board of Directors

The Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to Jay Sturm, General Counsel at jsturm@strataskin.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 5 Walnut Grove Drive, Suite 140, Horsham, Pennsylvania 19044. Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock;

•	the name and address, as they appear on our books, of the stockholder sending such communication; and

•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

Mr. Sturm, as the Corporate Secretary, will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication

Code of Conduct

We have adopted the Code of Business Conduct and Ethics, the Domestic and Foreign Anti-Corruption Policy and the Whistleblowers’ Hotline Policy and Procedures for Reporting that applies to all officers, directors and employees. These documents are available in the Corporate Governance section of the Investor Relations section of our website at: www.strataskinsciences.com. If we make any substantive amendments to code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

During the year ended December 31, 2022, our named executive officers were:

•	Robert Moccia, President and Chief Executive Officer

•	Christopher Lesovitz, Chief Financial Officer.

•	Shmuel Gov, Senior Vice President

The biographical information for our current executive officers (other than Mr. Moccia which is included above) are below:

Christopher Lesovitz (age 41) Since July 11, 2021, Mr. Lesovitz has served as the Company’s Controller. Previously, he led the finance department at Encore Dermatology, Inc., a fully integrated dermatology company. Prior to that, Mr. Lesovitz held various finance roles with Iroko Pharmaceuticals, LLC, a pharmaceutical company specializing in pain management, serving as its Assistant Controller and as its Senior Accounting Manager. Mr. Lesovitz received his Bachelor of Science in accounting from Villanova University in 2004. Additionally, Mr. Lesovitz is a Certified Public Accountant (CPA) in the Commonwealth of Pennsylvania.

Shmuel Gov (age 63) Mr. Gov is the Company’s Senior Vice President and General Manager in charge of operations at the Company’s manufacturing and R&D facility in Carlsbad, CA. He joined the Company in 2015 as Vice President and General Manager. He has over 25 years of experience in medical device manufacturing, logistics, and R&D. He holds degrees in electronics engineering and international business management.

Components of Executive Compensation during 2022

Mr. Moccia receives a base salary at the rate of Five Hundred Ten Thousand Seven Hundred Thirty-One Dollars ($510,731) per annum, and is entitled to receive other incentives as described in his employment agreement under the heading “Employment Agreement with Robert Moccia” below. He is eligible to participate in the Company’s management incentive plan (“MIP”) and is scheduled to receive a bonus payment for fiscal 2022 performance of Two Hundred Ninety-Nine Thousand Six Hundred Seventy-Seven Dollars ($299,677).

Mr. Lesovitz receives a base salary at the rate of Two Hundred Fifty Thousand Dollars ($250,000) per annum, and is entitled to receive a bonus based upon the performance of the Company’s business during the relevant quarters of each fiscal year (“FY”) and other goals to be proposed by the CEO and approved by the Compensation/Nominating and Governance Committee of the Board. He is eligible to participate in the MIP and is scheduled to receive a bonus payment for fiscal 2022 performance of One Hundred and Six Thousand Two Hundred Fifty Dollars ($106,250).

Mr. Gov’s salary in 2022 was Two Hundred Ninety-Four Thousand dollars ($294,000) which will increase by 4.7% in May 2023 to Three Hundred and Seven Thousand Eight Hundred dollars ($307,800). He is eligible to participate in the MIP and is scheduled to receive a bonus payment for fiscal 2022 performance of One Hundred Thirty-Five Thousand Two Hundred Forty Dollars ($135,240).

On March 30, 2022, the Compensation/Nominating and Governance Committee granted the following options to each of Messrs. Moccia and Lesovitz:

•
VWAP Vesting Options.  Mr. Moccia received options to purchase 60,000 shares of common stock under the Company’s 2016 Amended and Restated Omnibus Incentive Plan (the “Plan”), with an exercise price of $1.45 per share, which would vest upon the Company achieving a five trading day volume weighted average per share price ending on December 31, 2022 of $2.00. As this target was not achieved, these options were forfeited for no consideration.

•
Performance Options.  Mr. Moccia received options to purchase shares of common stock under the Plan, with an exercise price of $1.45 per share, which would vest upon the Company achieving a specified net revenue target in relation to the Company’s budget over a 12-month period from January 1, 2022 through December 31, 2022, with a “target” of 100,000 shares. Possible payout ranges from 0% of the Target, to 105% of the Target if the goal were exceeded. The Target was met and the 100,000 shares vested.

•
Time Vesting Options.  Mr. Lesovitz received options to purchase 100,000 shares of common stock under the Company’s 2016 Amended and Restated Omnibus Incentive Plan (the “Plan”), with an exercise price of $1.45 per share, which would vest in one quarter increments over a four year period ending on March 30, 2026.

Under the MIP, our executives and key management personnel, including the named executive officers, may receive an annual cash bonus upon satisfaction of annual financial and strategic goals, which the Compensation/Nominating and Governance Committee establishes at the beginning of each year. Consistent with our compensation policy, individuals with greater job responsibilities have a greater portion of their total cash compensation tied to our corporate performance through the MIP.

Under the MIP, each participant has threshold, target, and maximum potential cash bonus payouts, which the Compensation/Nominating and Governance Committee establishes at the beginning of each fiscal year. The Compensation/Nominating and Governance Committee bases the potential payments on each participant’s job responsibilities and position within our organization. The potential payouts are stated as a percentage of base salary. In establishing the goals, the Compensation/Nominating and Governance Committee gives significant consideration to our prior year’s performance. Satisfactory individual performance is a condition to payment, and, at the end of each fiscal year, the Compensation/Nominating and Governance Committee can, at its discretion, adjust an individual’s payout under the MIP based on such individual’s performance.

Each year, the Compensation/Nominating and Governance Committee also reviews overall financial performance and adjusts for items that are not reflective of normal operating performance for that year. These adjustments are items that the Compensation/Nominating and Governance Committee believes are fair to both participants and stockholders, encourage appropriate actions that foster the long-term health of the business, and are consistent with the objectives underlying our predetermined performance goals. The adjustments identified by the Compensation/Nominating and Governance Committee at the beginning of fiscal year 2022 included expenses related to merger and acquisition activity, unbudgeted pandemic-related supply chain impacts, the impact of restructuring programs, goodwill and intangible asset charges, the impact of tax or accounting changes, and the effects of foreign currency fluctuations. Regarding the supply chain adjustment, the Compensation/Nominating and Governance Committee included the COVID-19 related impact of global shortages and component supply disruptions of electronic chips, other electronic components, and other materials on these goals. The Compensation/Nominating and Governance Committee also reserves the right to make adjustments with respect to other extraordinary, non-recurring items if there is valid business rationale, however, no such discretionary adjustments were made for the fiscal year 2022 MIP.

For fiscal year 2022, the Compensation/Nominating and Governance Committee selected meeting the Company’s budget revenue plan of both recurring and equipment sales revenue  as the criteria for determining potential payments under the MIP. Overall, the Compensation/Nominating and Governance Committee believes that the mix of performance metrics supported the objectives of the business established for fiscal year 2022.

For fiscal year 2022, the total payout as a percentage of target was 87%, as shown in the chart and discussed below.

Executive	Bonus as a percentage of base salary	Target	Approved Bonus
Robert Moccia	85%	$334,750	$284,537
Christopher Lesovitz	85%	$125,000	$106,250
Shmuel Gov	92%	$147,000	$135,240

The 2022 MIP payouts will be made in May 2023, with the Compensation/Nominating and Governance Committee taking into account the impact of adjustments that they identified at the beginning of fiscal year 2022 and as discussed above. We set forth the amounts due to each named executive officer for fiscal year 2022 performance under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2022, and 2021 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation ($)(1)	Options (2)	All Other Compensation (3)	Total
Robert Moccia	2022	510,731	299,677	144,920	27,200	982,528
Director, President and Chief Executive Officer	2021	403,846		1,784,421	18,804	2,207,071

Chris Lesovitz,	2022	250,000	42,462	94,000	21,292	407,754
Chief Financial Officer	2021	97,346		296,500	3,000	396,846

Shmuel Gov,	2022	290,016	154,910	65,800	25,594	536,320
Senior Vice President and General Manager	2021	264,465	55,363		18,600	338,428

(1)	Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements.

(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(3)
“All Other Compensation” includes a car allowance in 2021 and 2022 for Mr. Moccia of $12,500 and $15,000, for Mr. Lesovitz of $3,000 and $12,000, and for Mr. Gov of $7,000 and $12,000. In addition, a 401(k) match in 2021 and 2022 for Mr. Moccia of $6,304, and $12,200, for Mr. Lesovitz of $0 and $9,292, and for Mr. Gov of $11,600 and $$13,594.

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

Employment Agreement with Christopher Lesovitz

On October 4, 2021, the Company entered into an employment agreement with Christopher Lesovitz to become the Company’s Chief Financial Officer, (the “Employment Agreement”), which provides for, among other things, (i) an annual base salary of $250,000, (ii) an incentive bonus opportunity equal to at least 50% of his base salary for such year assuming the Company achieves 100% of both the Company’s target goals and Employee’s personal goals as shall be approved annually by the Compensation Committee, (iii) an initial option to purchase 250,000 shares of common stock, with a strike price as of the close of trading on October 16, 2021 which was $1.88, vesting ratably over a four year period and subject to acceleration under certain conditions, (iv) participation in any standard group benefit plans maintained generally for senior level employees of the Company, (v) four weeks of annual vacation per full calendar year of employment, and (vi) an automobile allowance of $1,000 per month.

The Employment Agreement provides Mr. Lesovitz with severance benefits in the event that his employment is terminated. In the event of, and only upon, the termination of the employment of Mr. Lesovitz under the Employment Agreement (i)(A) upon a “Change of Control” (as defined in the Employment Agreement) unless the new controlling person or entity of the Company’s business and/or assets determines otherwise and (B)(1) if Employee has not been offered post-Change of Control employment by the Company or any successor entity, or (2) if Employee is offered post-Change of Control employment by the Company or any successor entity, the position offered to Mr. Lesovitz would result in a material reduction in Mr. Lesovitz’s duties, authority or responsibilities as in effect immediately prior to such Change of Control, or Mr. Lesovitz is offered post-Change of Control employment and accepting such employment requires that Mr. Lesovitz relocate to an office more than 75 miles from his primary residence or (ii) the Company terminates Mr. Lesovitz’ s employment other than for death, disability (as defined in the Employment Agreement), “Cause” (as defined in the Employment Agreement), or his voluntary termination, then the Company shall pay Mr. Lesovitz (I) an amount equal to his then current base salary for nine (9) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company’s normal payroll procedures over nine (9) months, and (II) provided Mr. Lesovitz timely elects, and remains eligible for, continued group health plan benefits to the extent authorized by and consistent with COBRA, reimburse him, on a monthly basis upon presentation of proof of payment by Mr. Lesovitz, for COBRA premiums in an amount such that his net cost (after tax) for continued health insurance coverage is the same as his cost for such benefits as in effect on the date of termination and such reimbursement shall continue until the earlier of the date that is nine (9) months after the date of termination and the date Mr. Lesovitz becomes eligible for health benefits through another employer or otherwise becomes ineligible for COBRA. Pursuant to the Employment Agreement, Mr. Lesovitz is subject to confidentiality, assignment of intellectual property, and restricted activities covenants, the latter of which continues for 12 months after his separation from employment.

Severance Agreement with Shmuel Gov

As of August 2, 2021 the Company entered into a severance agreement with Mr. Gov, providing for certain benefits and payments in the event of a Change in Control, as defined in the agreement. Should the payment obligation be triggered, Mr. Gov would be entitled to severance in an amount equal to his then annual base compensation then in effect for nine (9) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company’s normal payroll procedures over nine (9) months. A pro-rata payment from the Company’s annual bonus plan for the fiscal year in which his termination occurred, equal to the payment he would have received had he remained in the employment of the Company through the end of such fiscal year, multiplied by a fraction, the numerator of which is the number of full months elapsed from the start of such fiscal year to the date of your termination of employment, and the denominator of which is 12. For a period of nine (9) months  following his termination, he will remain eligible to participate, on the same terms and conditions as apply from time to time to the Company’s senior management generally, in the health, vision and dental programs of the Company; provided, however, that such eligibility will cease at such time as he becomes eligible to participate in comparable programs of a subsequent employer.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price	Option Expiration Date

Robert Moccia	3/1/2021	57,803	115,606	$1.73	3/1/2031
	3/1/2021	894,542	564,639	$1.73	3/1/2031
	3/30/2022	0	100,000	$1.45	3/30/2032
Christopher Lesovitz	10/18/2021	62,500	187,500	$1.88	10/18/2031
	3/30/2022		100,000	$1.45	3/30/2032
Shmuel Gov	6/7/2016	15,000		$3.75	6/7/2026
	6/4/2028	200,000		$1.93	6/4/2028
	11/22/2019	100,000		$2.46	11/22/2029
	11/13/2020	66,666	33,334	$1.46	11/13/2030
	3/30/2022		70,000	$1.45	3/30/2032

(1)	Options granted were under the 2016 Omnibus Incentive Plan.

Director Compensation

During 2022, non-management directors received the following compensation as applicable to each particular director.

1.	$70,000 base compensation

2.	$150,000 base compensation for the Chairman of the Board

3.	$10,000 for the Chairman of the Compensation, Nominating Committee

4.	$20,000 for the Chairman of the Audit Committee

5.	$5,000 for membership on each committee (not to be paid to the Chair of the committees)

6.	New independent Board members shall receive a one-time grant of 20,000 stock options.

Except for Mr. Geiger, whose company rules prevent accepting equity and for Mr. Humphries, base compensation is to be paid generally up to no more than 50% in cash; that non-cash payments will be in the form of restricted stock units paid quarterly and vesting quarterly. Payment will be made for each quarter in arrears.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2022.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($)(3)	All Other Compensation($)	Total ($)
William Humphries	$155,000		—	$155,000
Uri Geiger(1)	$77,500		—	$77,500
Samuel Rubinstein	$45,000	$35,000	—	$80,000
Nachum Shamir	$40,000	$40,000	—	$80,000
Patricia Walker(2)	$32,812	$69,924	—	$102,736
Douglas Strang	$55,000	$52,500	—	$107,500

(1)	Fees paid on behalf of Dr. Geiger were paid to Accelmed as a result of the fact that Accelmed’s partnership agreement precludes the receipt of any equity.

(2)	Dr. Walker joined the Board in February 2022.

(3)
Stock awards are comprised of restricted stock units and options issued pursuant to the director compensation plan as discussed above. The option grants are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

Limitation on Directors’ Liabilities; Indemnification of Officers and Directors

Our Fifth Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for (i) any breach of the director’s duty of loyalty; (ii) acts for omissions not in good faith or which involve intentional misconduct or a knowing violation of law; breach of duty with respect to dividends and other distributions; or (iv) any transaction from which the director derived an improper personal benefit.

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance, which expires on May 29, 2023. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2022. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#) (a)	Weighted average exercise price of outstanding options ($) (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#) (c)
Equity compensation plans approved by security holders	4,474,714	$1.72	3,193,706
Equity compensation plans not approved by security holders	—	—	—
	4,474,714	$1.72	3,193,706

The following table reflects, as of March 31, 2023, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Uri Geiger(8)	12,112,627	34.73%
Robert J. Moccia(2)	1,221,694	3.5%
Nachum Shamir	229,414	*
Douglas Strang(3)	53,977	*
Patricia Walker(4)	53.215	*
William Humphries(5)	176,097	*
Shmuel Rubinstein	125,703	*
Christopher Lesovitz(6)	110,631	*
Shmuel Gov(7)	314,999
All directors and officers as a group (eight persons)	13,399,106	40.43%

Accelmed Partners LP(8)	12,112,627	35.84%
Nantahala Capital Management, LLC(9)	4,393,685	12.6%
22NW Fund, LP(10)	3,439,261	9.86%

*	Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of March 31, 2023 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 34,881,502.000 shares of common stock outstanding as of March 31, 2023.

(2)	Includes 680,247 of vested common stock options.
(3)	Includes 10,000 shares of common stock and vested options to purchase 216,666 shares of common stock.
(4)	Includes 66,136 shares, 145,276 vested options to purchase shares of common stock.
(5)	Includes 20,000 options granted on being appointed to the Board. Also includes only the vested portion of a grant of 411,124 options granted on August 23, 2021.
(6)	Christopher Lesovitz became the Company’s CFO on October 15, 2021 and has been awarded 450,000 options all of which vest over a four year period from the date of grant..
(7)	Shmuel Gov became the Company’s Senior Vice President-General Manager, Carlsbad Operations, on April 1. 2022. Holdings consist of exercisable options to purchase common stock.
(8)
The business address of Accelmed Partners L.P. (“Accelmed Partners”) is 848 Brickell Avenue, 9th Floor, Miami, FL 33131. Accelmed Partners GP (“Accelmed GP”), the General Partner of Accelmed Partners, and Uri Geiger, the Managing Director of Accelmed Management Ltd., which is the management company of Accelmed Partners, each have voting and investment control of the securities held by Accelmed. Dr. Geiger is the Co-Founder and Managing Partner of Accelmed Partners. Each of Accelmed Partners and Uri Geiger disclaim beneficial ownership over the securities owned by Accelmed Partners except to the extent of their respective pecuniary interest therein. Accelmed Partners holds 12,112,627 shares of common stock. Dr. Geiger disclaims beneficial ownership of the 12,112,627 shares owned by Accelmed Partners.

(9)
The business address of Nantahala Capital Management, LLC (“Nantahala”) is 130 Main Street, 2nd Floor, New Canaan, CT 06840. Nantahala may be deemed to be the beneficial owner of 4,393,685 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The foregoing has been derived from a Schedule 13G/A filed by Nantahala on February 14, 2023.

(10)
The business address of 22NW Fund, LP (“22NW Fund”) is 1455 NW Leary Way, Suite 400, Seattle, WA 98107. 22NW, LP (“22NW”) serves as the investment manager of 22NW Fund. 22NW Fund GP, LLC (“22NW GP”) serves as the general partner of 22NW. Aron R. English is the portfolio manager of 22NW, manager of 22NW GP and president and sole shareholder of 22NW GP, Inc. By virtue of these relationships, 22NW, 22NW GP, 22NW GP, Inc. and Mr. English may be deemed to beneficially own these shares. The foregoing has been derived from a Schedule 13G/A filed by 22NW Fund on February 13, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

On March 30, 2018, the Company entered into a stock purchase agreement (the “Accelmed Purchase Agreement”) with Accelmed Partners, pursuant to which Accelmed agreed to invest $13.0 million to purchase, upon closing, 12,037,037 shares of the Company’s common stock at a price per share of $1.08. The Company may incur additional expenses, or Accelmed may receive additional shares in the event of certain contingencies. Upon closing under the Accelmed Purchase Agreement, Accelmed was the largest shareholder of the Company.

The Accelmed Purchase Agreement also requires that the Company indemnify Accelmed for certain items as defined in the Accelmed Purchase Agreement, which may result in the issuance of additional shares of the Company’s common stock to the Investors in the event the Company incurs additional cash obligations above the thresholds contained in the Accelmed purchase Agreement, including excess amounts from sales taxes, broker fees, insurance coverage and legal fees (the “Retained Risk Provisions”). Pursuant to the Retained Risk provisions, Accelmed received an additional 75,590 shares.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee is responsible for reviewing all “related party transactions” (defined as such transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an on-going basis. All such related party transactions must be approved by the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid by us for the audit and other services provided by Marcum LLP (Philadelphia, Pennsylvania, PCAOB ID 688) for 2021, and 2022:

	2021	2022
Audit Fees(1)	$340,283	$437,048
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$340,283	$437,048

(1)
Consists of fees paid for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of all tax related services.

(4)	There were no other fees paid to Marcum LLP for the years ended December 31, 2021, and 2022.

Pre-Approval of Audit and Non-Audit Services

Consistent with the SEC’s rules, the Audit Committee charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

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

All fees to our independent accounting firm were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

STRATA SKIN SCIENCES, INC.

Date: May 1, 2023	By:	/s/ Christopher Lesovitz
Christopher Lesovitz
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer