Form 10-Q
period 2023-03-31
STRATA Skin Sciences, Inc.
filed 2023-05-15
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2023 was 34,881,453 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,825	$5,434
Restricted cash	1,361	1,361
Accounts receivable, net of allowance for doubtful accounts of $242 and $382 at March 31, 2023 and December 31, 2022, respectively	3,940	4,471
Inventories	5,695	5,547
Prepaid expenses and other current assets	691	691
Total current assets	14,512	17,504

Property and equipment, net	8,182	7,498
Operating lease right-of-use assets	870	975
Intangible assets, net	16,674	17,394
Goodwill	8,803	8,803
Other assets	82	98
Total assets	$49,123	$52,272

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,099	$3,425
Accrued expenses and other current liabilities	6,549	6,555
Deferred revenues	2,548	2,778
Current portion of operating lease liabilities	381	355
Current portion of contingent consideration	481	313
Total current liabilities	13,058	13,426

Long-term debt, net	7,517	7,476
Deferred revenues and other liabilities	305	314
Deferred tax liability	306	306
Operating lease liabilities, net of current portion	489	610
Contingent consideration, net of current portion	8,127	8,309
Total liabilities	29,802	30,441

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,881,453 and 34,723,046 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	249,349	249,024
Accumulated deficit	(230,063)	(227,228)
Total stockholders’ equity	19,321	21,831
Total liabilities and stockholders’ equity	$49,123	$52,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$7,567	$7,041
Cost of revenues	3,179	2,913
Gross profit	4,388	4,128

Operating expenses:
Engineering and product development	315	163
Selling and marketing	3,742	3,616
General and administrative	2,917	2,652
	6,974	6,431

Loss from operations	(2,586)	(2,303)

Other (expense) income:
Interest expense	(286)	(199)
Interest income	37	—
	(249)	(199)
Net loss	$(2,835)	$(2,502)

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.07)
Weighted average shares of common stock outstanding, basic and diluted	34,862,092	34,679,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Three Months Ended March 31, 2023 and 2022
(in thousands, except share amounts)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	34,723,046	$35	$249,024	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	158,407	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	34,881,453	$35	$249,349	$(230,063)	$19,321

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation expense	—	—	368	—	368
Issuance of common stock for acquisition	358,367	1	499	—	500
Net loss	—	—	—	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	$35	$247,926	$(224,181)	$23,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,835)	$(2,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,397	1,321
Amortization of operating lease right-of-use assets	105	89
Amortization of deferred financing costs and debt discount	41	37
(Recoveries of) provision for doubtful accounts	(95)	13
Stock-based compensation expense	325	368
Loss on disposal of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	626	448
Inventories	(103)	(1,198)
Prepaid expenses and other assets	16	85
Accounts payable	(326)	1,148
Accrued expenses and other liabilities	(12)	175
Deferred revenues	(247)	(257)
Operating lease liabilities	(95)	(97)
Net cash used in operating activities	(1,203)	(353)

Cash flows from investing activities:
Purchase of property and equipment	(1,406)	(679)
Cash paid in connection with TheraClear asset acquisition	—	(631)
Net cash used in investing activities	(1,406)	(1,310)
Net decrease in cash, cash equivalents and restricted cash	(2,609)	(1,663)
Cash, cash equivalents and restricted cash, beginning of period	6,795	12,586
Cash, cash equivalents and restricted cash, end of period	$4,186	$10,923

Cash and cash equivalents	$2,825	$10,923
Restricted cash	1,361	—
	$4,186	$10,923
Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$160

Supplemental disclosure of non-cash operating, investing and financing activities:
Inventories acquired in connection with TheraClear asset acquisition	$—	$71
Intangible assets acquired in connection with TheraClear asset acquisition	$—	$10,182
Contingent consideration issued in connection with TheraClear asset acquisition	$—	$9,122
Common stock issued in connection with TheraClear asset acquisition	$—	$500
Transfer of property and equipment to inventories	$45	$—
Accrued payment of contingent consideration	$14	$—

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2023, there were 916 XTRAC systems placed in dermatologists’ offices in the United States and 38 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Since 2019, the Company has been transitioning its international dermatology procedures equipment sales through its master distributor to a direct distribution model for equipment sales and recurring revenue on a country-by-country basis. In January 2022, the Company’s agreement with its master distributor expired. The Company has signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, Iraq and 2023 – Mexico.

COVID-19 Pandemic
In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which the Company operates, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, impact on business operations, supply chains and transport, and governmental and societal responses, all of which are uncertain and cannot be predicted.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance through the first quarter of 2023, and the Company expects it will continue to have a negative impact on revenues, earnings and cash flows until such time as its customers adjust to the pandemic’s ramifications. Some physician offices continue to experience staffing issues, and the Company believes these shortages of trained personnel have negatively impacted its business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Russia-Ukraine War
Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by its contract suppliers. Neon gas is essential to the proper functioning of the Company’s lasers. The Company’s suppliers have been resourceful in continuing to supply gases to the Company but cannot assure it that the supply will not remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as semiconductor chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruptions caused by this war.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share and per share amounts and number of lasers.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2022 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates and judgments include revenue recognition with respect to deferred revenues and the contract term and valuation allowances of accounts receivable, inputs used when evaluating goodwill for impairment, inputs used in the valuation of contingent consideration, state sales and use tax accruals, the estimated useful lives of intangible assets, and the valuation allowance related to deferred tax assets.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. The activity in the warranty accrual during the three months ended March 31, 2023 and 2022 is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$207	$79
Additions	27	34
Expirations and claims satisfied	(5)	(14)
Total	229	99
Less current portion within accrued expenses and other current liabilities	(152)	(66)
Balance within deferred revenues and other liabilities	$77	$33

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Restricted stock units	119,597	89,681
Stock options	4,464,714	4,434,714
Common stock warrants	373,626	373,626
Total	4,957,937	4,898,021

Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material effect on the condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The transition period for adopting these ASUs is March 2020 through December 31, 2024, as further amended by ASU 2022-06. The adoption of this guidance is not expected to have a material effect on the condensed consolidated financial statements as the Company does not have any hedging activities.

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 and early adoption is permitted. The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but it could in the future.

Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, and has been dependent on raising capital from the sale of securities in order to continue to operate and to restrict cash for potential sales tax liabilities (see Note 14, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic and the Russia-Ukraine War on the financial markets, supply chain disruptions and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

Note 3
Revenue Recognition:

Revenues from the Company’s dermatology recurring procedures customers are earned by providing physicians with its dermatology devices and charging the physicians a fee for a fixed number of treatment sessions or a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid. The placement of the dermatology devices at physician locations represents embedded leases which are accounted for as operating leases. For the dermatology devices placed-in service under these arrangements, the terms of the domestic arrangements are generally up to 36 months with automatic one-year renewals and include a termination clause that can be effected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. Sales of access codes for a fixed number of treatment sessions are considered variable treatment code payments and are recognized as revenue over the estimated usage period of the agreed upon number of treatments. Sales of access codes for a specified period of time and monthly rental fees are recognized as revenue on a straight-line basis as the dermatology devices are being used over the term period specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, the Company generally sells access codes for a fixed amount on a monthly basis to its distributors and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Prepaid amounts recorded in deferred revenues and customer deposits recorded in accounts payable are recognized as revenue over the lease term in the patterns described above. Pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from dermatology recurring procedures as of March 31, 2023:

Remaining 2023	$914
2024	975
2025	384
2026	166
2027	4
Total	$2,443

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $524, and the Company expects to recognize $295 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2023, the $295 of short-term contract liabilities is presented as deferred revenues and the $229 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2023 and 2022, the Company recognized $132 and $428, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021.

With respect to contract acquisition costs, the Company applied the practical expedient and expenses these costs immediately.

Note 4
TheraClear Asset Acquisition:

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

The Company made an upfront cash payment of $500 and issued to Theravant 358,367 shares of common stock with an aggregate value of $500 as of the closing date in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $500 milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. The Company owes Theravant $14 based on gross profit from domestic and international sales during the three months ended March 31, 2023, which is included in accrued expenses and other current liabilities as of March 31, 2023.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 5
Inventories:

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials and work-in-process	$5,295	$5,418
Finished goods	400	129
Total inventories	$5,695	$5,547

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle and therefore, is included with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Dermatology devices placed-in-service	$29,988	$28,790
Equipment, computer hardware and software	293	293
Furniture and fixtures	235	235
Leasehold improvements	115	136
	30,631	29,454
Accumulated depreciation and amortization	(22,449)	(21,956)
Property and equipment, net	$8,182	$7,498

Depreciation and amortization expense was $677 and $625 for the three months ended March 31, 2023 and 2022, respectively.

Note 7
Intangible Assets, net:

Intangible assets consist of the following as of March 31, 2023 and December 31, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
March 31, 2023
Core technology	$5,700	$(4,418)	$1,282
Product technology	12,182	(3,273)	8,909
Customer relationships	6,900	(5,348)	1,552
Tradenames	1,500	(1,163)	337
Pharos customer lists	5,314	(720)	4,594
	$31,596	$(14,922)	$16,674

December 31, 2022
Core technology	$5,700	$(4,275)	$1,425
Product technology	12,182	(3,018)	9,164
Customer relationships	6,900	(5,175)	1,725
Tradenames	1,500	(1,125)	375
Pharos customer lists	5,314	(609)	4,705
	$31,596	$(14,202)	$17,394

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Amortization expense was $720 and $696 for the three months ended March 31, 2023 and 2022, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2023 or 2022.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2023	$2,151
2024	2,871
2025	2,166
2026	1,461
2027	1,461

Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Warranty obligations	$152	$136
Compensation and related benefits	2,165	1,997
State sales, use and other taxes	4,043	3,986
Professional fees and other	189	436
Total accrued expenses and other current liabilities	$6,549	$6,555

Note 9
Long-term Debt:

Senior Term Facility
On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust, also acting as the administrative agent, and the lenders identified therein (“Senior Term Facility”). The Senior Term Facility provides for an $8.0 million senior term loan that was drawn upon by the Company upon executing the agreement. Borrowings under the Senior Term Facility bear interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and mature on September 1, 2026, unless terminated earlier. The Company is obligated to make monthly interest-only payments through September 30, 2024. From October 1, 2024 to the date of maturity, the Company will make 24 equal monthly principal payments plus interest, and all borrowings are secured by substantially all of the Company’s assets. The Senior Term Facility was amended on January 10, 2022 to provide MidCap Financial Trust’s consent to the acquisition of TheraClear (Note 4). In September 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%.

The Company may voluntarily prepay the outstanding term loan, with such prepayment at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after September 30, 2021, (ii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after September 30, 2021, (iii) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after September 30, 2021 and prior to the maturity date.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The Senior Term Facility contains certain customary representations and warranties, affirmative covenants, and conditions. The Senior Term Facility also contains a number of negative covenants that subject the Company to certain exceptions and waivers and restrictions, as defined in the agreement. In addition, the Senior Term Facility contains a quarterly financial covenant that requires the Company to have a specified minimum amount of net revenue for the trailing 12-month period, with compliance measured on the last day of each fiscal quarter beginning on September 30, 2021. At March 31, 2023, the minimum net revenue threshold was $28,500. The minimum net revenue threshold will increase to $30,000 by December 31, 2023. At March 31, 2023, the Company was in compliance with all financial covenants within the Senior Term Facility.

The Senior Term Facility contains customary indemnification obligations and customary events of default, including, among other things, (i) nonpayment, (ii) breach of warranty, (iii) nonperformance of covenants and obligations, (iv) default on other indebtedness, (v) judgments, (vi) change of control, (vii) bankruptcy and insolvency, (viii) impairment of security, (ix) regulatory matters, (x) failure to remain a publicly traded company, and (xi) material adverse event. Where an event of default arises from certain bankruptcy events, the commitments shall automatically and immediately terminate and the principal of, and interest then outstanding on, all of the loans shall become immediately due and payable. Subject to certain notice requirements and other conditions, upon the occurrence of other events of default, including the occurrence of a condition having or reasonably likely to have a material adverse effect, commitments may be terminated and the principal of, and interest then outstanding on, all of the loans may become immediately due and payable. At March 31, 2023, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

In connection with entering into the Senior Term Facility, the Company issued an affiliate of the lender a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its issue date. The estimated fair value of the warrant was $585 and determined using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes option pricing model were (i) an expected term of ten years, (ii) expected volatility of 88.6%, (iii) a risk-free rate of 1.50% and (iv) no estimated dividend yield. In addition, the Company incurred third party costs and lender fees of $133. The proceeds were allocated on a basis that approximates the relative fair value method. The fair values of the warrant and fees incurred were recorded as a debt discount and are being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $483 as of March 31, 2023. The Company recognized interest expense of $286 during the three months ended March 31, 2023, of which $41 was related to the amortization of the debt discount. The Company recognized interest expense of $199 during the three months ended March 31, 2022, of which $37 thousand was related to the amortization of the debt discount.

Future minimum principal payments at March 31, 2023 are as follows:

2024	$1,000
2025	4,000
2026	3,000
Total	$8,000

Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of March 31, 2023, there were 3,203,706 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $282 and $368 for the three months ended March 31, 2023 and 2022, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company also recorded share-based compensation expense of $43 within selling and marketing expenses in the accompanying condensed consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
On March 30, 2022, the Company granted 160,000 stock-based options to the Chief Executive Officer. The vesting of these awards is contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. The market condition was not met and 60,000 of the stock-based options were forfeited during 2022. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal.
Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	4,474,714	$1.72
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(10,000)	$1.45
Outstanding at March 31, 2023	4,464,714	$1.72	7.8
Exercisable at March 31, 2023	2,623,841	$1.82	7.3
Vested and expected to vest	4,464,714	$1.72	7.8

As of March 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $1,639, which the Company expects to recognize over a weighted‑average period of approximately 2.1 years. The aggregate intrinsic value of options outstanding at March 31, 2023 was $4. There was no aggregate intrinsic value of options exercisable at March 31, 2023.

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	119,597	$0.93
Granted	—	$—
Vested	(39,866)	$0.93
Unvested at March 31, 2023	79,731	$0.93

As of March 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $37, which the Company expects to recognize over a weighted‑average period of approximately 0.3 years.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 11
Income Taxes:

The Company accounts for income taxes using the asset and liability method. The provision for income taxes includes federal, state, and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
No income tax expense was incurred for the three months ended March 31, 2023 and 2022.

Note 12
Business Segments:

The Company has organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC and TheraClear Acne Therapy System procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers, lamp products and TheraClear devices. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses. Interest expense and other income (expense) are also not allocated to the operating segments.

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended March 31, 2023
Revenues, net	$5,209	$2,358	$7,567
Cost of revenues	2,020	1,159	3,179
Gross profit	3,189	1,199	4,388
Gross profit %	61.2%	50.8%	58.0%

Allocated expenses:
Engineering and product development	245	70	315
Selling and marketing	3,353	389	3,742
Unallocated expenses	—	—	2,917
	3,598	459	6,974
(Loss) income from operations	(409)	740	(2,586)
Interest expense	—	—	(286)
Interest income	—	—	37
Net (loss) income	$(409)	$740	$(2,835)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended March 31, 2022
Revenues, net	$5,067	$1,974	$7,041
Cost of revenues	2,032	881	2,913
Gross profit	3,035	1,093	4,128
Gross profit %	59.9%	55.4%	58.6%

Allocated expenses:
Engineering and product development	126	37	163
Selling and marketing	3,300	316	3,616
Unallocated expenses	—	—	2,652
	3,426	353	6,431
(Loss) income from operations	(391)	740	(2,303)
Interest expense	—	—	(199)
Net (loss) income	$(391)	$740	$(2,502)

For the three months ended March 31, 2023 and 2022, depreciation and amortization by reportable segment were as follows:

	Three Months Ended March 31,
	2023	2022
Dermatology recurring procedures	$1,213	$1,152
Dermatology procedures equipment	180	165
Unallocated expenses	4	4
Consolidated total	$1,397	$1,321

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2023 and 2022, respectively. Domestic refers to revenue from customers based in the United States, and foreign recurring revenue is derived from sales to the Company’s distributors, primarily in Asia.

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended March 31, 2023
Domestic	$4,847	$496	$5,343
Foreign	362	1,862	2,224
Total	$5,209	$2,358	$7,567

Three Months Ended March 31, 2022
Domestic	$4,689	$695	$5,384
Foreign	378	1,279	1,657
Total	$5,067	$1,974	$7,041

Note 13
Significant Customer Concentrations:

For the three months ended March 31, 2023, the Company did not have any customers which accounted for more than 10% of the Company’s revenues. For the three months ended March 31, 2022, the Company had one customer, an international distributor from which it earns dermatology recurring procedures and dermatology procedures equipment revenues, which accounted for more than 10% of the Company’s revenues. Revenues from this customer were $810, or 11.5%, of total net revenues during the three months ended March 31, 2022.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
No customer represented more than 10% of net accounts receivable as of March 31, 2023. One customer represented 11% of net accounts receivable as of December 31, 2022.

Note 14
Commitments and Contingencies:

Leases
The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to four years.

Operating lease costs were $106 and $113 for the three months ended March 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $96 and $113 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average incremental borrowing rate was 8.75% and the weighted average remaining lease term was 2.6 years.

The following table summarizes the Company’s operating lease maturities as of March 31, 2023:

Remaining 2023	$330
2024	386
2025	195
2026	55
Total remaining lease payments	$966
Less: imputed interest	(96)
Total lease liabilities	$870

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

The Company believes its state sales and use tax accruals have been properly recognized such that, if the Company’s arrangements with customers are deemed more likely than not that the Company would not be exempt from sales tax in a particular state, the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. If and when the Company is successful in defending itself or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing, and time period at issue, as well as the final outcome of any audit and actual settlement, remains uncertain.

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed the Company an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. The Company received notification that an administrative state judge issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company filed an appeal of the Tribunal’s decision and posted the required appellate bond requiring posting cash collateral, with the New York State Appellate Division, and is awaiting for the appellate court to set a schedule for oral argument.

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

Milestone Payments
In January 2022, the Company entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, the Company will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $500 upon FDA clearance for each device and $500 upon achievement of certain net revenue targets for each device, aggregating to $3,000 of potential future milestone payments under the Development Agreement. The Development Agreement has a three-year term, unless terminated sooner by either party, and is being accounted for separately from the TheraClear asset acquisition discussed in Note 4.

Legal Matters
In the ordinary course of business, the Company is routinely a defendant in or party to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of employment, contract, and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, the Company receives numerous requests, subpoenas and orders for documents, testimony, and information in connection with various aspects of its activities.

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which requires the Company to pay $106, is subject to the right of individual class members to opt out of the settlement and proceed on their own. As of March 31, 2023, $106 has been accrued for this matter.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business including the scope and duration of the COVID-19 outbreak and its impact on global economic systems. In particular, we encourage you to review the risks and uncertainties described in Part II-Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements These statements, like all statements in this Report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for number of shares, prices per treatment, number of treatments and number of devices.

Introduction, Outlook, Overview of Business Operations and Recent Developments

STRATA Skin Sciences, Inc. is a medical technology company in dermatology dedicated to developing, commercializing, and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo, and various other skin conditions, as well as the TheraClear® X Acne Therapy System utilized in the treatment of acne-related skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2023, there were 916 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 909 as of December 31, 2022. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

The TheraClear® X Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne. The TheraClear device was cleared by the FDA through the 510(k) process. Currently, there is little insurance reimbursement coverage for acne treatments, such as those provided by TheraClear. Since its official launch in January 2023, over 3,000 TheraClear® X treatments have been sold.

Our non-U.S. business focuses on a direct distribution model for equipment sales and recurring revenue, and we have distribution agreements in place in the Mid-East, Asia, and Mexico.

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which we operate, disrupted global supply chains, constrained workforce participation, and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, impact on business operations, supply chains and transport, and governmental and societal responses, all of which are uncertain and cannot be predicted.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance through the first quarter of 2023, and we expect it will continue to have a negative impact on revenues, earnings, and cash flows until such time as our customers adjust to the pandemic’s ramifications. Some physician offices continue to experience staffing issues, and we believe these shortages of trained personnel have negatively impacted our business. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to us by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our supporters have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and war have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruptions caused by this war.

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

•
TheraClear® X Acne Treatment Device. The TheraClear® Acne Therapy System was cleared by the FDA through the 510(k) process and combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Recent Developments

We officially launched our TheraClear® X Acne Therapy System in January 2023, with 44 devices placed in the first quarter of 2023 and over 3,000 TheraClear® X treatments sold.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 of our Annual Report on Form 10-K as filed with the SEC on March 31, 2023.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	For the Three Months Ended March 31,
	2023	2022
Dermatology recurring procedures	$5,209	$5,067
Dermatology procedures equipment	2,358	1,974
Total revenues	$7,567	$7,041

Dermatology Recurring Procedures
The COVID-19 pandemic has had a negative impact on our results, and we expect it will have a negative impact on our revenue given the change in the behavior of our customers and the ultimate consumer of our products and services as a result of the pandemic. Recognized recurring treatment revenue for the three months ended March 31, 2023 was $5,209, which we estimate is approximately 68,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended March 31, 2022 of $5,067, which we estimate is approximately 71,000 XTRAC treatments, with prices between $65 to $95 per treatment. In connection with the launch of the TheraClear Acne Therapy System, there were 58 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of March 31, 2023, which includes devices placed during the soft launch in the fourth quarter of 2022. Nominal revenue was earned from these devices during the three months ended March 31, 2023.

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

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2023 and 2022, we deferred net revenues of $2,103 and $1,971, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Higher deferred revenue from the fourth quarter of 2022 favorably impacted the first quarter of 2023 as compared to the first quarter of 2022 when lower deferred revenue negatively impacted that period.

Dermatology Procedures Equipment
For the three months ended March 31, 2023, dermatology procedures equipment revenues were $2,358. Internationally, we sold 16 systems (12 XTRAC and 4 VTRAC). Domestically, there were 2 systems sold during the three months ended March 31, 2023. In addition to equipment sales, we recognized approximately $80 of deferred service revenue associated with assumed service contracts from Ra Medical during the three months ended March 31, 2023.

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

Cost of Revenues
The following table illustrates cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended March 31,
	2023	2022
Dermatology recurring procedures	$2,020	$2,032
Dermatology procedures equipment	1,159	881
Total cost of revenues	$3,179	$2,913

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	For the Three Months Ended March 31,
	2023	2022
Revenues	$7,567	$7,041
Cost of revenues	3,179	2,913
Gross profit	$4,388	$4,128
Gross profit percentage	58.0%	58.6%

Gross profit increased to $4,388 for the three months ended March 31, 2023 from $4,128 during the same period in 2022. As a percent of revenues, the gross profit was 58.0% for the three months ended March 31, 2023, as compared to 58.6% for the same period in 2022. The decrease in gross profit percentage was primarily the result of a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures, and higher material costs during the three months ended March 31, 2023.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	For the Three Months Ended March 31,
	2023	2022
Revenues	$5,209	$5,067
Cost of revenues	2,020	2,032
Gross profit	$3,189	$3,035
Gross profit percentage	61.2%	59.9%

The primary reason that gross profit percentage increased for the three months ended March 31, 2023 as compared to the same period in 2022 was higher absorption of overhead costs, offset by higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service.

Dermatology Procedures Equipment
	For the Three Months Ended March 31,
	2023	2022
Revenues	$2,358	$1,974
Cost of revenues	1,159	881
Gross profit	$1,199	$1,093
Gross profit percentage	50.8%	55.4%

The primary reason for the decrease in gross profit percentage for the three months ended March 31, 2023 as compared to the same period in 2022 was lower recognition of deferred service revenue associated with assumed service contracts from Ra Medical, which is decreasing as the related service contracts expire.

Engineering and Product Development
For the three months ended March 31, 2023, engineering and product development expenses were $315 as compared to $163 for the three months ended March 31, 2022. Engineering and product development costs during the three-month period in 2023 were higher primarily as a result of an increase in consulting expenses related to future enhancements of our devices.

Selling and Marketing Expenses
For the three months ended March 31, 2023, selling and marketing expenses were $3,742 as compared to $3,616 for the three months ended March 31, 2022. Sales and marketing expenses for the three months ended March 31, 2023 were higher as compared to the same period in 2022 primarily due to an increase in commission rates related to the launch of the TheraClear Acne Therapy System and a change in the timing of our national sales meeting, partially offset by a decrease in advertising costs. Our national sales meeting was held in the first quarter of 2023, compared to the second quarter of 2022.

General and Administrative Expenses
For the three months ended March 31, 2023, general and administrative expenses increased to $2,917 from $2,652 for the three months ended March 31, 2022. General and administrative expenses were higher for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to higher legal and accounting costs.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $286 for the three months ended March 31, 2023 from $199 for the three months ended March 31, 2022. The increase was primarily the result of a higher interest rate on our variable rate Senior Term Facility entered into in September 2021.

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

	For the Three Months Ended March 31,
	2023	2022
Gross profit	$4,388	$4,128
Amortization of acquired intangible assets	508	484
Non-GAAP gross profit	$4,896	$4,612
Gross profit percentage	58.0%	58.6%
Non-GAAP gross profit percentage	64.7%	65.5%

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(2,835)	$(2,502)

Adjustments:
Depreciation and amortization	1,397	1,321
Amortization of operating lease right-of-use asset	105	89
Loss on disposal of property and equipment	—	17
Interest expense, net	249	199
Non-GAAP EBITDA	(1,084)	(876)
Stock-based compensation expense	325	368
Non-GAAP adjusted EBITDA	$(759)	$(508)

Liquidity and Capital Resources
As of March 31, 2023, we had $1,454 of working capital compared to $4,078 as of December 31, 2022. The change in working capital was primarily the result of a decrease in cash and cash equivalents from both operations and an investment in capital assets for the launch of the TheraClear Acne Therapy System. Cash, cash equivalents and restricted cash were $4,186 as of March 31, 2023, as compared to $6,795 as of December 31, 2022.

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

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. We owe Theravant $14 based on gross profit from domestic and international sales during the three months ended March 31, 2023

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through March 31, 2023.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements.  However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash, cash equivalents and restricted cash used in operating activities was $1,203 for the three months ended March 31, 2023, compared to net cash, cash equivalents and restricted cash used in operating activities of $353 for the three months ended March 31, 2022. The increase in cash flows used in operating activities for the three months ended March 31, 2023 was primarily the result of an increase in the net loss and a decrease in accounts payable, net of inventories, as we had increased our inventories during 2022 to avoid supply chain disruptions.

Net cash, cash equivalents and restricted cash used in investing activities was $1,406 for the three months ended March 31, 2023, compared to net cash used in investing activities of $1,310 for the three months ended March 31, 2022. The increase is primarily the result of an increase in capital assets as a result of the launch of the TheraClear Acne Therapy System.

There were no cash flows from financing activities for the three months ended March 31, 2023 or 2022.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2022 annual financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2023. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to certain of our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against us and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to us. The settlement, which requires us to pay $106, is subject to the right of individual class members to reject the settlement and proceed on their own.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. Several states have assessed us an aggregate of $2,375 including penalties and interest for the period from March 2014 through April 2020. We received notification that an administrative state judge issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $2,375 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We filed an appeal of the Tribunal’s decision, and posted the required appellate bond requiring posting cash collateral, with the New York State Appellate Division, and are awaiting for the appellate court to set a schedule for oral argument.

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

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on March 31, 2023.

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

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

Date May 15, 2023	By:	/s/ Robert J. Moccia
		Name:	Robert J. Moccia
		Title:	President & Chief Executive Officer

Date May 15, 2023	By:	/s/ Christopher Lesovitz
		Name:	Christopher Lesovitz
		Title:	Chief Financial Officer