Form 10-Q
period 2023-06-30
STRATA Skin Sciences, Inc.
filed 2023-08-09
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2023 was 34,913,886 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,034	$5,434
Restricted cash	1,361	1,361
Accounts receivable, net of allowance for credit losses of $244 and $382 at June 30, 2023 and December 31, 2022, respectively	4,401	4,471
Inventories	5,921	5,547
Prepaid expenses and other current assets	528	691
Total current assets	21,245	17,504
Property and equipment, net	8,319	7,498
Operating lease right-of-use assets	807	975
Intangible assets, net	15,959	17,394
Goodwill	8,803	8,803
Other assets	71	98
Total assets	$55,204	$52,272

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,880	$3,425
Accrued expenses and other current liabilities	6,731	6,555
Deferred revenues	2,436	2,778
Current portion of operating lease liabilities	392	355
Current portion of contingent consideration	681	313
Total current liabilities	14,120	13,426
Long-term debt, net	14,987	7,476
Deferred revenues and other liabilities	596	314
Deferred tax liability	306	306
Operating lease liabilities, net of current portion	387	610
Contingent consideration, net of current portion	7,899	8,309
Total liabilities	38,295	30,441
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,881,453 and 34,723,046 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	250,085	249,024
Accumulated deficit	(233,211)	(227,228)
Total stockholders’ equity	16,909	21,831
Total liabilities and stockholders’ equity	$55,204	$52,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues, net	$8,250	$9,105
Cost of revenues	3,932	4,112
Gross profit	4,318	4,993

Operating expenses:
Engineering and product development	374	209
Selling and marketing	3,416	4,146
General and administrative	2,490	2,332
	6,280	6,687

Loss from operations	(1,962)	(1,694)

Other (expense) income:
Loss on debt extinguishment	(909)	—
Interest expense	(298)	(208)
Interest income	21	10
	(1,186)	(198)
Net loss	$(3,148)	$(1,892)

Net loss per share of common stock, basic and diluted	$(0.09)	$(0.05)
Weighted average shares of common stock outstanding, basic and diluted	34,881,453	34,723,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Revenues, net	$15,817	$16,146
Cost of revenues	7,111	7,025
Gross profit	8,706	9,121

Operating expenses:
Engineering and product development	689	372
Selling and marketing	7,158	7,762
General and administrative	5,407	4,984
	13,254	13,118

Loss from operations	(4,548)	(3,997)

Other (expense) income:
Loss on debt extinguishment	(909)	—
Interest expense	(584)	(407)
Interest income	58	10
	(1,435)	(397)
Net loss	$(5,983)	$(4,394)

Net loss per share of common stock, basic and diluted	$(0.17)	$(0.13)
Weighted average shares of common stock outstanding, basic and diluted	34,871,826	34,701,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2023 and 2022
(in thousands, except share amounts)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	34,723,046	$35	$249,024	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	158,407	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	34,881,453	35	249,349	(230,063)	19,321
Stock-based compensation expense	—	—	352	—	352
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(3,148)	(3,148)
Balance at June 30, 2023	34,881,453	$35	$250,085	$(233,211)	$16,909

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation expense	—	—	368	—	368
Issuance of common stock for acquisition	358,367	1	499	—	500
Net loss	—	—	—	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	35	247,926	(224,181)	23,780
Stock-based compensation expense	—	—	452	—	452
Net loss	—	—	—	(1,892)	(1,892)
Balance at June 30, 2022	34,723,046	$35	$248,378	$(226,073)	$22,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,983)	$(4,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	1,224
Amortization of operating lease right-of-use assets	168	181
Amortization of intangible assets	1,435	1,436
Amortization of deferred financing costs and debt discount	83	76
Change in allowance for credit losses	(138)	(47)
Stock-based compensation expense	677	820
Loss on disposal of property and equipment	24	35
Loss on debt extinguishment	909	—
Changes in operating assets and liabilities:
Accounts receivable	208	491
Inventories	(272)	(898)
Prepaid expenses and other assets	190	(203)
Accounts payable	351	1,419
Accrued expenses and other liabilities	211	(217)
Deferred revenues	(95)	(135)
Operating lease liabilities	(186)	(197)
Net cash used in operating activities	(1,028)	(409)
Cash flows from investing activities:
Purchase of property and equipment	(2,337)	(1,510)
Cash paid in connection with TheraClear asset acquisition	—	(631)
Net cash used in investing activities	(2,337)	(2,141)
Cash flows from financing activities:
Proceeds from long-term debt	7,000	—
Payment of deferred financing costs	(35)	—
Net cash provided by financing activities	6,965	—
Net increase (decrease) in cash, cash equivalents and restricted cash	3,600	(2,550)
Cash, cash equivalents and restricted cash, beginning of period	6,795	12,586
Cash, cash equivalents and restricted cash, end of period	$10,395	$10,036

Cash and cash equivalents	$9,034	$10,036
Restricted cash	1,361	—
	$10,395	$10,036
Supplemental disclosure of cash flow information:
Cash paid for interest	$497	$329

Supplemental disclosure of non-cash operating, investing and financing activities:
Inventories acquired in connection with TheraClear asset acquisition	$—	$71
Intangible assets acquired in connection with TheraClear asset acquisition	$—	$10,182
Contingent consideration issued in connection with TheraClear asset acquisition	$—	$9,122
Common stock issued in connection with TheraClear asset acquisition	$—	$500
Modification of common stock warrants	$384	$—
Transfer of property and equipment to inventories	$102	$449
Accrued payment of contingent consideration	$42	$—
Accrued exit fee recorded as debt discount	$450	$—
Deferred financing costs in accounts payable	$62	$—

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2023, there were 930 XTRAC systems placed in dermatologists’ offices in the United States and 35 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Since 2019, the Company has been transitioning its international dermatology procedures equipment sales through its master distributor to a direct distribution model for equipment sales and recurring revenue on a country-by-country basis. In January 2022, the Company’s agreement with its master distributor expired. The Company has signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, Iraq and 2023 – Mexico, India.

COVID-19 Pandemic
In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which the Company operates, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the COVID-19 pandemic and its variants on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, impact on supply chains and transport, and governmental and customer responses, including staffing issues, all of which are uncertain and cannot be predicted.
Russia-Ukraine War
Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by its contract suppliers. Neon gas is essential to the proper functioning of the Company’s lasers. The Company’s suppliers have been resourceful in continuing to supply gases to the Company but cannot assure the Company that the supply will not remain uninterrupted. The reduced supply and ongoing conflict have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as semiconductor chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share and per share amounts and number of lasers.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2022 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. The activity in the warranty accrual during the three and six months ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,
	2023	2022
Balance, beginning of period	$229	$99
Additions	93	60
Expirations and claims satisfied	(53)	(26)
Total	269	133
Less current portion within accrued expenses and other current liabilities	(163)	(98)
Balance within deferred revenues and other liabilities	$106	$231

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$207	$79
Additions	120	94
Expirations and claims satisfied	(58)	(40)
Total	269	133
Less current portion within accrued expenses and other current liabilities	(163)	(98)
Balance within deferred revenues and other liabilities	$106	$231

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Restricted stock units	119,597	75,540
Stock options	5,369,714	4,544,714
Common stock warrants	800,000	373,626
Total	6,289,311	4,993,880

Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used. The standard also establishes additional disclosures related to credit risks. This standard is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material effect on the condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 and early adoption is permitted. The Company does not currently engage in contracts covered by this guidance and does not believe it will have a material effect on the Company’s condensed consolidated financial statements, but it could in the future.
Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, and has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 14, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic and the Russia-Ukraine War on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from dermatology recurring procedures as of June 30, 2023 :

Remaining 2023	$641
2024	1,103
2025	530
2026	312
2027	90
Total	$2,676

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $725, and the Company expects to recognize $235 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2023, the $235 of short-term contract liabilities is presented as deferred revenues and the $490 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended June 30, 2023 and 2022, the Company recognized $104 and $255, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021. For the six months ended June 30, 2023 and 2022, the Company recognized $236 and $683, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
TheraClear Asset Acquisition:

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). The TheraClear asset acquisition allows the Company to further develop, commercialize and market the TheraClear devices that are used for acne treatment, as well as advance the TheraClear technology into multiple other devices that can be used to treat a range of additional indications.

The Company made an upfront cash payment of $500 and issued to Theravant 358,367 shares of common stock with an aggregate value of $500 as of the closing date in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $500 milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. The Company owes Theravant $28 and $42, respectively, based on gross profit from domestic and international sales during the three and six months ended June 30, 2023, which is included in accounts payable as of June 30, 2023.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 5
Inventories:

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials and work-in-process	$5,622	$5,418
Finished goods	299	129
Total inventories	$5,921	$5,547

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle and therefore, is included with raw materials.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Dermatology devices placed-in-service	$30,767	$28,790
Equipment, computer hardware and software	293	293
Furniture and fixtures	235	235
Leasehold improvements	96	136
	31,391	29,454
Accumulated depreciation and amortization	(23,072)	(21,956)
Property and equipment, net	$8,319	$7,498

Depreciation and amortization expense was $713 and $599 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense was $1,390 and $1,224 for the six months ended June 30, 2023 and 2022, respectively.

Note 7
Intangible Assets, net:

Intangible assets consist of the following as of June 30, 2023 and December 31, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
June 30, 2023
Core technology	$5,700	$(4,560)	$1,140
Product technology	12,182	(3,527)	8,655
Customer relationships	6,900	(5,520)	1,380
Tradenames	1,500	(1,200)	300
Pharos customer lists	5,314	(830)	4,484
	$31,596	$(15,637)	$15,959

December 31, 2022
Core technology	$5,700	$(4,275)	$1,425
Product technology	12,182	(3,018)	9,164
Customer relationships	6,900	(5,175)	1,725
Tradenames	1,500	(1,125)	375
Pharos customer lists	5,314	(609)	4,705
	$31,596	$(14,202)	$17,394

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Amortization expense was $715 and $740 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1,435 and $1,436 for the six months ended June 30, 2023 and 2022, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2023 or 2022.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2023	$1,436
2024	2,871
2025	2,166
2026	1,461
2027	1,461

Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Warranty obligations	$163	$136
Compensation and related benefits	2,145	1,997
State sales, use and other taxes	4,203	3,986
Professional fees and other	220	436
Total accrued expenses and other current liabilities	$6,731	$6,555

Note 9
Long-term Debt:

Senior Term Facility
On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust (“MidCap”), also acting as the administrative agent, and the lenders identified therein. The credit and security agreement was amended on June 30, 2023. The original terms provided for an $8,000 senior term loan that was drawn upon by the Company upon executing the agreement. Borrowings under the senior term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and were scheduled to mature on September 1, 2026, unless terminated earlier. The Company was obligated to make monthly interest-only payments through September 30, 2024. All borrowings were secured by substantially all of the Company’s assets. The credit and security agreement was amended on January 10, 2022 to provide MidCap’s consent to the acquisition of TheraClear (Note 4). In September 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
On June 30, 2023, the Company entered into (a) the Amendment No. 3 to Credit and Security Agreement (the “Amendment”) among MidCap, as administrative agent, and the lenders identified therein, which amended the credit and security agreement, dated as of September 30, 2021, as amended January 10, 2022 and September 6, 2022 (as amended by the Amendment, the “Senior Term Facility”); (b) the Amended and Restated Warrant Agreement (the “A&R Warrant”) with MidCap Funding XXVII Trust (together with any registered holder from time to time or any holder of the shares issuable or issued upon the exercise or conversion of the warrant, the “Warrantholder”), which amended and restated the warrant agreement to purchase shares of the common stock of the Company, dated as of September 30, 2021 (the “Prior Warrant”), with the Warrantholder; (c) the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Warrantholder, which amended and restated the registration rights agreement, dated as of September 30, 2021, with the Warrantholder; and (d) a letter agreement (the “Fee Letter Agreement”) with MidCap, as agent.

In connection with the Amendment, the Senior Term Facility provides for a senior secured term loan facility of $20,000, of which $8,000 was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7,000 was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5,000 tranche (“Credit Facility #3”) is available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding twelve calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) is greater than or equal to $30,000 (such condition, the “Applicable Funding Condition”).  Credit Facility #3 can be drawn beginning on the later of the satisfaction of the Applicable Funding Condition and January 1, 2024, with such commitment terminating on the earlier to occur of December 31, 2024 and the delivery of a written notice by MidCap to the Company terminating the applicable commitments following an Event of Default (as defined in the Senior Term Facility) that has not been waived or cured at the time such notice is delivered. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%.  The effective interest rate of the Senior Term Facility as of June 30, 2023 was 13.48%. The Company is obligated to make only interest payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility.  The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment at least $5,000, at any time upon 30 days’ written notice.  Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of June 30, 2023, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after June 30, 2023, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after June 30, 2023, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after June 30, 2023 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $29,000 of net revenue (raised to $40,000 by December 31, 2025 and, for periods ending after December 31, 2025, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $40,000) for the trailing 12-month period as of June 30, 2023, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3,000. At June 30, 2023, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and Midcap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable.  In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility.  At June 30, 2023, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Pursuant to the Fee Letter Agreement, the Company agreed to pay MidCap, as administrative agent, the following fees: (a) an origination fee on June 30, 2023 in an amount equal to (i) the Credit Extensions (as defined in the Senior Term Facility) in respect of Credit Facility #2, multiplied by (ii) 0.50%; (b) on the maturity date of the Senior Term Facility or any earlier date on which the obligations thereunder become due and payable in full or are otherwise paid in full (such date, the “Full Exit Fee Payment Date”), the Company shall pay an exit fee equal to (i) 3.00% of the total aggregate principal amount of Credit Extensions (as defined in the Senior Term Facility) made pursuant to the Senior Term Facility (regardless of any repayment or prepayment thereof) as of the Full Exit Fee Payment Date (such aggregate amount, the “Exit Fee Base Amount”), less (ii) any Partial Exit Fee (as defined below) previously paid; (c) on the date of any voluntary or mandatory partial prepayment of the borrowings under the Senior Term Facility (or on the date such mandatory prepayment becomes due and payable) (each such date, a “Partial Exit Fee Payment Date”), the Company shall pay an exit fee equal to 3.00% of the principal amount of the credit facilities paid or prepaid (or required to be paid in the case of a mandatory prepayment) as of the Partial Exit Fee Payment Date (such amount, the “Partial Exit Fee”); and (d) an origination fee payable contemporaneously with funding Credit Facility #3 in an amount equal to (i) the Credit Extensions (as defined in the Senior Term Facility) in respect of Credit Facility #3, multiplied by (ii) 0.50%.

The Prior Warrant allowed the Warrantholder, an affiliate of the lender, to purchase 373,626 shares of the Company’s common stock at an exercise price equal to $1.82 per share for a 10-year period ending September 30, 2031. Pursuant to, and in accordance with, the terms and conditions of the A&R Warrant, which amended and restated the Prior Warrant, the Warrantholder can purchase 800,000 shares of the Company’s common stock at an exercise price equal to $0.88 for a 10-year period ending on June 30, 2033.  Pursuant to the A&R Registration Rights Agreement, the Company shall register the shares underlying the A&R Warrant, with an initial filing due no later than the 45th day following the date of the A&R Registration Rights Agreement.  The amendment of the warrant resulted in an increase in the fair value of the warrant, which has been accounted for as a lender fee.

The June 2023 amendment to the Senior Term Facility has been accounted for as a debt extinguishment, as the new loan is considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $909 for the three and six months ended June 30, 2023, which includes unamortized debt discount on the original loan of $441, an increase in the fair value of the warrant of $384 and lender fees of $84. In connection with the Amendment, the Company has recorded the $450 exit fee as both a debt discount and an increase to the principal amount of the debt. The debt discount, which also includes third party costs incurred in connection with the Amendment of $13, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $463 as of June 30, 2023. The Company recognized interest expense of $298 and $584 during the three and six months ended June 30, 2023, respectively, of which $42 and $83 was related to the amortization of the debt discount for the three and six months ended June 30, 2023. The Company recognized interest expense of $208 and $407 during the three and six months ended June 30, 2022, of which $39 and $76 was related to the amortization of the debt discount for the three and six months ended June 30, 2022.

Future minimum principal payments at June 30, 2023 are as follows:

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	450
15,450
Less: unamortized debt discount	(463)
Long-term debt, net	$14,987

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of June 30, 2023, there were 2,298,706 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $296 and $452 for the three months ended June 30, 2023 and 2022, respectively, and $578 and $820 for the six months ended June 30, 2023 and 2022, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company also recorded share-based compensation expense of $56 and $99, respectively, within selling and marketing expenses in the accompanying condensed consolidated statement of operations.

On April 3, 2023 and March 30, 2022, the Company granted 150,000 and 160,000 stock-based options, respectively, to the Chief Executive Officer. The vesting of these awards is contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. The market condition was not met for the 2022 awards and 60,000 of the stock-based options were forfeited during 2022. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal.
Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	4,474,714	$1.72
Granted	905,000	$1.06
Exercised	—	$—
Forfeited and expired	(10,000)	$1.45
Outstanding at June 30, 2023	5,369,714	$1.61	7.9
Exercisable at June 30, 2023	2,787,390	$1.81	7.1
Vested and expected to vest	5,369,714	$1.61	7.9

As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $1,961, which the Company expects to recognize over a weighted‑average period of approximately 2.4 years. The aggregate intrinsic value of options outstanding at June 30, 2023 was $1. There was no aggregate intrinsic value of options exercisable at June 30, 2022.

For the six months ended June 30, 2023, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected volatility	71.4%
Risk‑free interest rate	3.6%
Expected term (in years)	6.2
Expected dividend yield	0.0%

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	119,597	$0.93
Granted	—	$—
Vested	(79,730)	$0.93
Unvested at June 30, 2023	39,867	$0.93

As of June 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was de minimus.

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
No income tax expense was incurred for the three or six months ended June 30, 2023 and 2022.

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

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended June 30, 2023
Revenues, net	$5,456	$2,794	$8,250
Cost of revenues	2,205	1,727	3,932
Gross profit	3,251	1,067	4,318
Gross profit %	59.6%	38.2%	52.3%

Allocated expenses:
Engineering and product development	289	85	374
Selling and marketing	2,850	566	3,416
Unallocated expenses	—	—	2,490
	3,139	651	6,280
Income (loss) from operations	112	416	(1,962)
Loss on debt extinguishment	—	—	(909)
Interest expense	—	—	(298)
Interest income	—	—	21
Net income (loss)	$112	$416	$(3,148)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Six Months Ended June 30, 2023
Revenues, net	$10,665	$5,152	$15,817
Cost of revenues	4,225	2,886	7,111
Gross profit	6,440	2,266	8,706
Gross profit %	60.4%	44.0%	55.0%

Allocated expenses:
Engineering and product development	534	155	689
Selling and marketing	6,203	955	7,158
Unallocated expenses	—	—	5,407
	6,737	1,110	13,254
(Loss) income from operations	(297)	1,156	(4,548)
Loss on debt extinguishment	—	—	(909)
Interest expense	—	—	(584)
Interest income	—	—	58
Net (loss) income	$(297)	$1,156	$(5,983)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended June 30, 2022
Revenues, net	$5,582	$3,523	$9,105
Cost of revenues	2,298	1,814	4,112
Gross profit	3,284	1,709	4,993
Gross profit %	58.8%	48.5%	54.8%

Allocated expenses:
Engineering and product development	133	76	209
Selling and marketing	3,629	517	4,146
Unallocated expenses	—	—	2,332
	3,762	593	6,687
(Loss) income from operations	(478)	1,116	(1,694)
Interest expense	—	—	(208)
Interest income	—	—	10
Net (loss) income	$(478)	$1,116	$(1,892)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Six Months Ended June 30, 2022
Revenues, net	$10,649	$5,497	$16,146
Cost of revenues	4,330	2,695	7,025
Gross profit	6,319	2,802	9,121
Gross profit %	59.3%	51.0%	56.5%

Allocated expenses:
Engineering and product development	259	113	372
Selling and marketing	6,929	833	7,762
Unallocated expenses	—	—	4,984
	7,188	946	13,118
(Loss) income from operations	(869)	1,856	(3,997)
Interest expense	—	—	(407)
Interest income	—	—	10
Net (loss) income	$(869)	$1,856	$(4,394)

For the three and six months ended June 30, 2023 and 2022, depreciation and amortization by reportable segment were as follows:

	Three Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$1,238	$1,059
Dermatology procedures equipment	187	277
Unallocated expenses	3	3
Consolidated total	$1,428	$1,339

	Six Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$2,451	$2,211
Dermatology procedures equipment	367	442
Unallocated expenses	7	7
Consolidated total	$2,825	$2,660

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following tables present the Company’s revenue disaggregated by geographical region for the three and six months ended June 30, 2023 and 2022, respectively. Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from sales to the Company’s distributors, primarily in Asia.

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended June 30, 2023
Domestic	$5,141	$926	$6,067
Foreign	315	1,868	2,183
Total	$5,456	$2,794	$8,250

Six Months Ended June 30, 2023
Domestic	$9,988	$1,422	$11,410
Foreign	677	3,730	4,407
Total	$10,665	$5,152	$15,817

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended June 30, 2022
Domestic	$5,177	$547	$5,724
Foreign	405	2,976	3,381
Total	$5,582	$3,523	$9,105

Six Months Ended June 30, 2022
Domestic	$9,866	$1,242	$11,108
Foreign	783	4,255	5,038
Total	$10,649	$5,497	$16,146

Note 13
Significant Customer Concentrations:

For the three months ended June 30, 2023 and 2022, revenues from sales to one of the Company’s distributors were $959, or 11.6%, and $1,840, or 20.2%, respectively. For the six months ended June 30, 2022, revenues from sales to two of the Company’s distributors were $3,773, or 23.4%.

No other customer represented more than 10% of total Company revenues for the three and six months ended June 30, 2023 and 2022.

No customer represented more than 10% of net accounts receivable as of June 30, 2023. One customer represented 11% of net accounts receivable as of December 31, 2022.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Operating lease costs were $123 and $99 for the three months ended June 30, 2023 and 2022, respectively. Operating lease costs were $229 and $212 for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $109 and $114 for the three months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $205 and $227 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted average incremental borrowing rate was 8.71% and the weighted average remaining lease term was 2.3 years.

The following table summarizes the Company’s operating lease maturities as of June 30, 2023:

Remaining 2023	$220
2024	386
2025	195
2026	55
Total remaining lease payments	$856
Less: imputed interest	(77)
Total lease liabilities	$779

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which requires the Company to pay $106, is subject to the right of individual class members to opt out of the settlement and proceed on their own. As of June 30, 2023, $106 has been accrued for this matter.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2023, there were 930 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 909 as of December 31, 2022. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which we operate, disrupted global supply chains, constrained workforce participation, and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, impact on supply chains and transport, and governmental and customer responses, including staffing issues, all of which are uncertain and cannot be predicted.

Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to us by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our supporters have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and ongoing conflict have raised the price of gas significantly worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips.

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

•
In January 2020, we announced the FDA granted clearance of our XTRAC Momentum Excimer Laser Platform. In February 2022, we announced the commercial launch, with the first installation in the U.S. market, of our next generation excimer laser system, XTRAC Momentum® 1.0.

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

Recent Developments

On June 30, 2023, we completed the refinancing of our existing debt agreement with a new facility from MidCap Financial Trust (“MidCap”). The new debt facility consists of a refinancing of the existing $8,000 term loan and an additional $7,000 tranche funded at closing. We also have the option to receive an additional $5,000 tranche in 2024. (For more information, see Notes 2, Liquidity and 9, Long-term Debt to the Notes to Unaudited Condensed Consolidated Financial Statements.)

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the six months ended June 30, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 of our Annual Report on Form 10-K as filed with the SEC on March 31, 2023.

Results of Operations

Revenues
The following tables present revenues from our segments for the periods indicated below:

	For the Three Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$5,456	$5,582
Dermatology procedures equipment	2,794	3,523
Total revenues	$8,250	$9,105

	For the Six Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$10,665	$10,649
Dermatology procedures equipment	5,152	5,497
Total revenues	$15,817	$16,146

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended June 30, 2023 was $5,456, which we estimate is approximately 72,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended June 30, 2022 of $5,582, which we estimate is approximately 86,000 XTRAC treatments, with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the six months ended June 30, 2023 was $10,665, which we estimate is approximately 140,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the six months ended June 30, 2022 of $10,649, which we estimate is approximately 157,000 XTRAC treatments, with prices between $65 to $95 per treatment. In connection with the launch of the TheraClear Acne Therapy System, there were 73 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of June 30, 2023, which includes devices placed during the soft launch in the fourth quarter of 2022. Nominal revenue was earned from these devices during the three and six months ended June 30, 2023.

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

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2023 and 2022, we deferred net revenues of $2,027 and $2,501, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Higher deferred revenue from the fourth quarter of 2022 favorably impacted the first half of 2023 as compared to the first half of 2022 when lower deferred revenue negatively impacted that period.

Dermatology Procedures Equipment
For the three and six months ended June 30, 2023, dermatology procedures equipment revenues were $2,794 and $5,152, respectively. Internationally, we sold 14 systems (13 XTRAC and 1 VTRAC) and 30 systems (25 XTRAC and 5 VTRAC), respectively, during the three and six months ended June 30, 2023. Domestically, there were 12 and 14 systems sold, respectively, during the three and six months ended June 30, 2023. In addition to equipment sales, we recognized approximately $60 and $140 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2022, dermatology procedures equipment revenues were $3,523 and $5,497, respectively. Internationally, we sold 35 systems (30 XTRAC and 5 VTRAC) and 49 systems (41 XTRAC and 8 VTRAC), respectively, during the three and six months ended June 30, 2022. Domestically, there was one XTRAC system sold during the three and six months ended June 30, 2022. In addition to equipment sales, we recognized approximately $220 and $620, respectively, of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2022.

Cost of Revenues
The following tables illustrate cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$2,205	$2,298
Dermatology procedures equipment	1,727	1,814
Total cost of revenues	$3,932	$4,112

	For the Six Months Ended June 30,
	2023	2022
Dermatology recurring procedures	$4,225	$4,330
Dermatology procedures equipment	2,886	2,695
Total cost of revenues	$7,111	$7,025

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis

	For the Three Months Ended June 30,
	2023	2022
Revenues	$8,250	$9,105
Cost of revenues	3,932	4,112
Gross profit	$4,318	$4,993
Gross profit percentage	52.3%	54.8%

	For the Six Months Ended June 30,
	2023	2022
Revenues	$15,817	$16,146
Cost of revenues	7,111	7,025
Gross profit	$8,706	$9,121
Gross profit percentage	55.0%	56.5%

Gross profit decreased to $4,318 for the three months ended June 30, 2023 from $4,993 during the same period in 2022. As a percent of revenues, the gross profit was 52.3% for the three months ended June 30, 2023, as compared to 54.8% for the same period in 2022. The decrease in gross profit percentage was primarily the result of higher depreciation due to more XTRAC lasers and new TheraClear devices placed into service and higher material costs during the three months ended June 30, 2023.

Gross profit decreased to $8,706 for the six months ended June 30, 2023 from $9,121 during the same period in 2022. As a percent of revenues, the gross profit was 55.0% for the six months ended June 30, 2023, as compared to 56.5% for the same period in 2022. The decrease in gross profit percentage was primarily the result of higher depreciation due to more XTRAC lasers and new TheraClear devices placed into service and higher material costs during the six months ended June 30, 2023.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	For the Three Months Ended June 30,
	2023	2022
Revenues	$5,456	$5,582
Cost of revenues	2,205	2,298
Gross profit	$3,251	$3,284
Gross profit percentage	59.6%	58.8%

	For the Six Months Ended June 30,
	2023	2022
Revenues	$10,665	$10,649
Cost of revenues	4,225	4,330
Gross profit	$6,440	$6,319
Gross profit percentage	60.4%	59.3%

Gross profit decreased to $3,251 for the three months ended June 30, 2023 from $3,284 during the same period in 2022. As a percent of revenues, the gross profit was 59.6% for the three months ended June 30, 2023, as compared to 58.8% for the same period in 2022. The primary reason that gross profit percentage increased for the three months ended June 30, 2023 as compared to the same period in 2022 was a reduction in training and other startup costs for outsourced field service technicians and higher absorption of overhead costs, offset by higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service.

Gross profit increased to $6,440 for the six months ended June 30, 2023 from $6,319 during the same period in 2022. As a percent of revenues, the gross profit was 60.4% for the six months ended June 30, 2023, as compared to 59.3% for the same period in 2022. The primary reason that gross profit percentage increased for the six months ended June 30, 2023 as compared to the same period in 2022 was higher absorption of overhead costs and a reduction in training and other startup costs for outsourced field service technicians, offset by higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service.

Dermatology Procedures Equipment
	For the Three Months Ended June 30,
	2023	2022
Revenues	$2,794	$3,523
Cost of revenues	1,727	1,814
Gross profit	$1,067	$1,709
Gross profit percentage	38.2%	48.5%

	For the Six Months Ended June 30,
	2023	2022
Revenues	$5,152	$5,497
Cost of revenues	2,886	2,695
Gross profit	$2,266	$2,802
Gross profit percentage	44.0%	51.0%

Gross profit decreased to $1,067 for the three months ended June 30, 2023 from $1,709 during the same period in 2022. As a percent of revenues, the gross profit was 38.2% for the three months ended June 30, 2023, as compared to 48.5% for the same period in 2022. The primary reason for the decrease in gross profit percentage for the three months ended June 30, 2023 as compared to the same period in 2022 was lower recognition of previously deferred service revenue associated with assumed service contracts from Ra Medical, which is decreasing as the related service contracts expire, and an increase in domestic sales with longer warranty periods, leading to a greater amount of deferred revenue for those sales.

Gross profit decreased to $2,266 for the six months ended June 30, 2023 from $2,802 during the same period in 2022. As a percent of revenues, the gross profit was 44.0% for the six months ended June 30, 2023, as compared to 51.0% for the same period in 2022. The primary reason for the decrease in gross profit percentage for the six months ended June 30, 2023 as compared to the same period in 2022 was lower recognition of previously deferred service revenue associated with assumed service contracts from Ra Medical, which is decreasing as the related service contracts expire, and an increase in domestic sales with longer warranty periods, leading to a greater amount of deferred revenue for those sales.

Engineering and Product Development
For the three months ended June 30, 2023, engineering and product development expenses were $374 as compared to $209 for the three months ended June 30, 2022. For the six months ended June 30, 2023, engineering and product development expenses were $689 as compared to $372 for the six months ended June 30, 2022. Engineering and product development costs during the three- and six-month periods in 2023 were higher primarily as a result of an increase in consulting expenses related to future enhancements of our devices.

Selling and Marketing Expenses
For the three months ended June 30, 2023, selling and marketing expenses were $3,416 as compared to $4,146 for the three months ended June 30, 2022. Selling and marketing expenses for the three months ended June 30, 2023 were lower as compared to the same period in 2022 primarily due to our national sales meeting, which was held in the first quarter of 2023 compared to the second quarter of 2022, a reduction in advertising costs, lower bonuses and a decrease in commissions.

For the six months ended June 30, 2023, selling and marketing expenses were $7,158 as compared to $7,762 for the six months ended June 30, 2022. Selling and marketing expenses for the six months ended June 30, 2023 were lower as compared to the same period in 2022 primarily due to a reduction in advertising costs and a decrease in commissions, partially offset by an increase in salaries.

General and Administrative Expenses
For the three months ended June 30, 2023, general and administrative expenses increased to $2,490 from $2,332 for the three months ended June 30, 2022. General and administrative expenses were higher for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher legal and accounting and sales tax costs. We incurred additional legal services and accounting fees associated with the adoption of a new accounting standard. Further, our sales tax accrual is based on historical revenues for a period that includes higher revenues recognized subsequent to the COVID-19 pandemic.

For the six months ended June 30, 2023, general and administrative expenses increased to $5,407 from $4,984 for the six months ended June 30, 2022. General and administrative expenses were higher for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher legal and accounting and sales tax costs. We incurred additional legal services and accounting fees associated with the 2022 financial statement audit and the adoption of a new accounting standard. Further, our sales tax accrual is based on historical revenues for a period that includes higher revenues recognized subsequent to the COVID-19 pandemic.

Loss on Debt Extinguishment
During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 9, Long-term Debt to the Notes to Unaudited Condensed Consolidated Financial Statements). The new loan is considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $909 during the three and six months ended June 30, 2023. There was no such financing event or debt extinguishment during the three and six months ended June 30, 2022.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $298 for the three months ended June 30, 2023 from $208 for the three months ended June 30, 2022. Interest expense increased to $584 for the six months ended June 30, 2023 from $407 for the six months ended June 30, 2022. The increase was primarily the result of a higher interest rate on our variable rate Senior Term Facility entered into in September 2021.

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

	For the Three Months Ended June 30,
	2023	2022
Gross profit	$4,318	$4,993
Amortization of acquired intangible assets	508	532
Non-GAAP gross profit	$4,826	$5,525
Gross profit percentage	52.3%	54.8%
Non-GAAP gross profit percentage	58.5%	60.7%

	For the Six Months Ended June 30,
	2023	2022
Gross profit	$8,706	$9,121
Amortization of acquired intangible assets	1,016	1,016
Non-GAAP gross profit	$9,722	$10,137
Gross profit percentage	55.0%	56.5%
Non-GAAP gross profit percentage	61.5%	62.8%

	For the Three Months Ended June 30,
	2023	2022
Net loss	$(3,148)	$(1,892)

Adjustments:
Depreciation and amortization	1,428	1,339
Amortization of operating lease right-of-use assets	63	92
Loss on disposal of property and equipment	24	18
Interest expense, net	277	198
Non-GAAP EBITDA	(1,356)	(245)
Stock-based compensation expense	352	452
Loss on debt extinguishment	909	—
Non-GAAP adjusted EBITDA	$(95)	$207

	For the Six Months Ended June 30,
	2023	2022
Net loss	$(5,983)	$(4,394)

Adjustments:
Depreciation and amortization	2,825	2,660
Amortization of operating lease right-of-use assets	168	181
Loss on disposal of property and equipment	24	35
Interest expense, net	526	397
Non-GAAP EBITDA	(2,440)	(1,121)
Stock-based compensation expense	677	820
Loss on debt extinguishment	909	—
Non-GAAP adjusted EBITDA	$(854)	$(301)

Liquidity and Capital Resources
As of June 30, 2023, we had $7,125 of working capital compared to $4,078 as of December 31, 2022. The change in working capital was primarily the result of an increase in cash and cash equivalents from additional proceeds received upon the refinancing of the Senior Term Facility on June 30, 2023. Cash, cash equivalents and restricted cash were $10,395 as of June 30, 2023, as compared to $6,795 as of December 31, 2022.

In September 2021, we entered into a credit and security agreement with MidCap, also acting as the administrative agent, and the lenders identified therein and borrowed $8,000 in the form of a senior term loan. The term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and matured on September 1, 2026, unless terminated earlier. All borrowings are secured by substantially all of our assets. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. On June 30, 2023, we amended our credit facility with MidCap to: (i) refinance our existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The senior term loan provides for monthly interest only-payments until June 1, 2026, and monthly straight-line amortization of principal plus interest for the remaining term. We also amended and restated the existing warrant to allow MidCap to purchase 800,000 shares of our common stock at an exercise price of $0.88 per share for a 10-year period ending June 30, 2033.  We agreed to register the shares underlying this warrant for resale.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. We owe Theravant $42 based on gross profit from domestic and international sales during the six months ended June 30, 2023.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through June 30, 2023.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine war, supply chain disruptions, rising interest rates, and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of these unaudited interim condensed consolidated financial statements.  However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash used in operating activities was $1,028 for the six months ended June 30, 2023, compared to net cash used in operating activities of $409 for the six months ended June 30, 2022. The increase in cash flows used in operating activities for the six months ended June 30, 2023 was primarily the result of an increase in the net loss; a decrease in accounts payable, net of inventories, as we had increased our inventories during 2022 to avoid supply chain disruptions; and an increase in accrued state sales and use taxes during the first half of 2023 compared to a decrease in accrued compensation and related benefits during the first half of 2022.

Net cash used in investing activities was $2,337 for the six months ended June 30, 2023, compared to net cash used in investing activities of $2,141 for the six months ended June 30, 2022. The increase is primarily the result of an increase in capital assets as a result of the launch of the TheraClear Acne Therapy System, offset by the cash paid to acquire the TheraClear devices in the first half of 2022.

Net cash provided by financing activities was $6,965 for the six months ended June 30, 2023 compared to net cash provided by financing activities of $0 for the six months ended June 30, 2022. The increase is a result of the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $7,000, net of financing costs.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2022 annual financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of June 30, 2023. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to certain of our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against us and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to us. The settlement, which requires us to pay $0.1 million, is subject to the right of individual class members to reject the settlement and proceed on their own.

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

Except as set forth below, a description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on March 31, 2023.

Our indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.

We are parties to a $20.0 million secured borrowing facility (the “Senior Credit Facility”) with MidCap, of which (a) $8.0 million was drawn in September 2021, (b) $7.0 million was drawn in June 2023, and (c) $5.0 million may be drawn, under certain conditions, in 2024. The Senior Credit Facility bears interest at (i)(A) 30-day forward looking term rate of one-month SOFR plus (B) 0.10%, with such sum reset monthly, plus (ii) 7.50%, with a an adjusted SOFR floor of 3.50%, and matures on June 1, 2028. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make monthly interest and principal payments based on a straight-line amortization schedule set forth in the Senior Credit Facility. The borrowing is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum revenue thresholds and unrestricted cash (as defined in the Senior Credit Facility) of $3.0 million at all times. Upon an event of default, including a covenant violation, all principal and interest are due on demand. See Note 2 - Liquidity for discussion included in Item 1 of this Quarterly Report on Form 10-Q. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

Our indebtedness could have negative consequences, including the following:

-	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
-	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
-
a substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other purposes;

-	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
-	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and
-	our ability to borrow additional funds or to refinance debt may be limited.

Furthermore, all of our debt under the Senior Credit Facility bears interest at variable rates. As these rates increase as they did in 2022, our debt service obligations increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. If interest rates continue to increase, we will see a corresponding increase in these obligations. Accordingly, our ability to borrow additional funds may be reduced and risks related to our indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $20 thousand during the remainder of 2023.

As discussed above, the Senior Credit Facility uses SOFR to calculate interest. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. We also anticipate that we may use SOFR as the interest rate index in future agreements. SOFR differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

Your percentage ownership will be further diluted in the future.

Your percentage ownership in our common stock will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees.  Our Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.  In June 2023, we amended and restated a warrant to MidCap Financial Trust which provides for the purchase of 800,000 shares of our common stock, with an exercise price of $0.88 per share.  We also maintain a shelf-registration statement that provides us with the ability, from time to time, to offer and sell up to $25.0 million in securities, including selling up to $11.0 million of our common stock in registered “at-the-market” offerings pursuant to an equity distribution agreement entered into with Ladenburg Thalmann & Co. Inc. in October 2021. As a result of shares sold or issued under the circumstances described above, your percentage ownership in our common stock will be diluted in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

10.1
Amendment No. 3 to Credit and Security Agreement, dated as of June 30, 2023, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2023.)

10.2
Credit & Security Agreement, dated as of September 30, 2021, as amended January 10, 2022, September 6, 2022 and June 30, 2023, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (Incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2023.)

10.3
Letter Agreement, dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2023.)

10.4
Amended and Restated Warrant Agreement to Purchase Shares of the Common Stock of STRATA Skin Sciences, Inc., dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2023.)

10.5
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2023.)

10.6	Intellectual Property Security Agreement Supplement, dated July 5, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer (attached hereto)
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (attached hereto)
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

STRATA SKIN SCIENCES, INC.

Date August 9, 2023	By:	/s/ Robert J. Moccia
Name: Robert J. Moccia
Title: President & Chief Executive Officer

Date August 9, 2023	By:	/s/ Christopher Lesovitz
Name: Christopher Lesovitz
Title: Chief Financial Officer