Form 10-Q
period 2023-09-30
STRATA Skin Sciences, Inc.
filed 2023-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2023 was 35,048,833 shares.

STRATA SKIN SCIENCES, INC.

PART I – Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,131	$5,434
Restricted cash	1,334	1,361
Accounts receivable, net of allowance for credit losses of $128 and $382 at September 30, 2023 and December 31, 2022, respectively	4,802	4,471
Inventories	6,125	5,547
Prepaid expenses and other current assets	330	691
Total current assets	19,722	17,504
Property and equipment, net	8,256	7,498
Operating lease right-of-use assets	718	975
Intangible assets, net	9,623	17,394
Goodwill	8,803	8,803
Other assets	71	98
Total assets	$47,193	$52,272

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,157	$3,425
Accrued expenses and other current liabilities	5,901	6,555
Deferred revenues	2,385	2,778
Current portion of operating lease liabilities	404	355
Current portion of contingent consideration	178	313
Total current liabilities	12,025	13,426
Long-term debt, net	15,016	7,476
Deferred revenues and other liabilities	585	314
Deferred tax liability	306	306
Operating lease liabilities, net of current portion	282	610
Contingent consideration, net of current portion	2,786	8,309
Total liabilities	31,000	30,441
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,913,886 and 34,723,046 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	250,422	249,024
Accumulated deficit	(234,264)	(227,228)
Total stockholders’ equity	16,193	21,831
Total liabilities and stockholders’ equity	$47,193	$52,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues, net	$8,852	$9,413
Cost of revenues	3,898	3,614
Gross profit	4,954	5,799

Operating expenses:
Engineering and product development	248	216
Selling and marketing	3,038	3,754
General and administrative	2,283	2,615
	5,569	6,585

Loss from operations	(615)	(786)

Other (expense) income:
Interest expense	(528)	(244)
Interest income	90	35
	(438)	(209)
Net loss	$(1,053)	$(995)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.03)
Weighted average shares of common stock outstanding, basic and diluted	34,912,104	34,723,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Revenues, net	$24,669	$25,559
Cost of revenues	11,009	10,639
Gross profit	13,660	14,920

Operating expenses:
Engineering and product development	937	588
Selling and marketing	10,196	11,516
General and administrative	7,690	7,599
	18,823	19,703

Loss from operations	(5,163)	(4,783)

Other (expense) income:
Loss on debt extinguishment	(909)	—
Interest expense	(1,112)	(651)
Interest income	148	45
	(1,873)	(606)
Net loss	$(7,036)	$(5,389)

Net loss per share of common stock, basic and diluted	$(0.20)	$(0.16)
Weighted average shares of common stock outstanding, basic and diluted	34,885,884	34,708,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2023 and 2022
(in thousands, except share amounts)
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	34,723,046	$35	$249,024	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	158,407	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	34,881,453	35	249,349	(230,063)	19,321
Stock-based compensation expense	—	—	352	—	352
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(3,148)	(3,148)
Balance at June 30, 2023	34,881,453	35	250,085	(233,211)	16,909
Stock-based compensation expense	—	—	337	—	337
Issuance of restricted stock	32,433	—	—	—	—
Net loss	—	—	—	(1,053)	(1,053)
Balance at September 30, 2023	34,913,886	$35	$250,422	$(234,264)	$16,193

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation expense	—	—	368	—	368
Issuance of common stock for acquisition	358,367	1	499	—	500
Net loss	—	—	—	(2,502)	(2,502)
Balance at March 31, 2022	34,723,046	35	247,926	(224,181)	23,780
Stock-based compensation expense	—	—	452	—	452
Net loss	—	—	—	(1,892)	(1,892)
Balance at June 30, 2022	34,723,046	35	248,378	(226,073)	22,340
Stock-based compensation expense	—	—	455	—	455
Net loss	—	—	—	(995)	(995)
Balance at September 30, 2022	34,723,046	$35	$248,833	$(227,068)	$21,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,036)	$(5,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,119	1,816
Amortization of operating lease right-of-use assets	257	248
Amortization of intangible assets	2,155	2,155
Amortization of deferred financing costs and debt discount	112	116
Change in allowance for credit losses	(205)	24
Stock-based compensation expense	1,014	1,275
Loss on disposal of property and equipment	55	52
Loss on debt extinguishment	909	—
Changes in operating assets and liabilities:
Accounts receivable	(126)	(246)
Inventories	(344)	(1,616)
Prepaid expenses and other assets	388	(110)
Accounts payable	(268)	1,547
Accrued expenses and other liabilities	(611)	(267)
Deferred revenues	(165)	(472)
Operating lease liabilities	(279)	(236)
Net cash used in operating activities	(2,025)	(1,103)
Cash flows from investing activities:
Purchase of property and equipment	(3,166)	(2,037)
Cash paid in connection with TheraClear asset acquisition	—	(631)
Net cash used in investing activities	(3,166)	(2,668)
Cash flows from financing activities:
Proceeds from long-term debt	7,000	—
Payment of deferred financing costs	(97)	—
Payment of contingent consideration	(42)	—
Net cash provided by financing activities	6,861	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,670	(3,771)
Cash, cash equivalents and restricted cash, beginning of period	6,795	12,586
Cash, cash equivalents and restricted cash, end of period	$8,465	$8,815

Cash and cash equivalents	$7,131	$7,454
Restricted cash	1,334	1,361
	$8,465	$8,815
Supplemental disclosure of cash flow information:
Cash paid for interest	$917	$523

Supplemental disclosure of non-cash operating, investing and financing activities:
Inventories acquired in connection with TheraClear asset acquisition	$—	$71
Intangible assets acquired in connection with TheraClear asset acquisition	$—	$10,182
Change in operating lease right-of-use assets and liability due to amended lease	$—	$446
Contingent consideration issued in connection with TheraClear asset acquisition	$—	$9,122
Common stock issued in connection with TheraClear asset acquisition	$—	$500
Modification of common stock warrants	$384	$—
Transfer of property and equipment to inventories	$234	$486
Change in intangible assets and fair value of contingent consideration	$5,616	$—
Accrued exit fee recorded as debt discount	$450	$—

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2023, there were 929 XTRAC systems placed in dermatologists’ offices in the United States and 41 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except share and per share amounts and number of lasers.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2022 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. The activity in the warranty accrual during the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$269	$133
Additions	72	73
Expirations and claims satisfied	(47)	(32)
Total	294	174
Less current portion within accrued expenses and other current liabilities	(180)	(119)
Balance within deferred revenues and other liabilities	$114	$55

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$207	$79
Additions	192	167
Expirations and claims satisfied	(105)	(72)
Total	294	174
Less current portion within accrued expenses and other current liabilities	(180)	(119)
Balance within deferred revenues and other liabilities	$114	$55

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Restricted stock units	266,777	278,004
Stock options	5,054,714	4,544,714
Common stock warrants	800,000	373,626
Total	6,121,491	5,196,344

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
Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, and has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 14, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War and the Israel-Hamas conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of September 30, 2023 :

Remaining 2023	$347
2024	1,213
2025	640
2026	422
2027	163
Total	$2,785

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties but exclude any equipment accounted for as leases. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $735, and the Company expects to recognize $264 of the remaining performance obligations within one year and the balance over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Contract liabilities primarily relate to extended warranties where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of stand-alone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of September 30, 2023, the $264 of short-term contract liabilities is presented as deferred revenues and the $504 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended September 30, 2023 and 2022, the Company recognized $88 and $152, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021. For the nine months ended September 30, 2023 and 2022, the Company recognized $324 and $790, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021.

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

The Company made an upfront cash payment of $500 and issued to Theravant 358,367 shares of common stock with an aggregate value of $500 as of the closing date in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $500 milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. During the third quarter of 2023, the Company paid Theravant $42 based on gross profit from domestic and international sales during the nine months ended September 30, 2023.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
During the third quarter of 2023, the Company revised its projections of expected revenues and gross profits to be earned from the sale of TheraClear devices. The change in projections was considered significant enough to warrant a revaluation of the contingent consideration. To calculate the fair value of the earnout at September 30, 2023 using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 4.6%, revenue volatility of 22.0%, and a cost of equity of 11.0%. The fair value of the contingent consideration as of September 30, 2023 was estimated to be $2,964, which resulted in a reduction in contingent consideration of $5,616 that was adjusted to the carrying value of the technology intangible asset.

Note 5
Inventories:

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials and work-in-process	$5,787	$5,418
Finished goods	338	129
Total inventories	$6,125	$5,547

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Note 6
Property and Equipment, net:

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Dermatology devices placed-in-service	$31,367	$28,790
Equipment, computer hardware and software	293	293
Furniture and fixtures	235	235
Leasehold improvements	78	136
	31,973	29,454
Accumulated depreciation and amortization	(23,717)	(21,956)
Property and equipment, net	$8,256	$7,498

Depreciation and amortization expense was $729 and $592 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense was $2,119 and $1,816 for the nine months ended September 30, 2023 and 2022, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 7
Intangible Assets, net:

Intangible assets consist of the following as of September 30, 2023 and December 31, 2022:

	Balance	Accumulated Amortization	Intangible Assets, net
September 30, 2023
Core technology	$5,700	$(4,703)	$997
Product technology	6,566	(3,782)	2,784
Customer relationships	6,900	(5,693)	1,207
Tradenames	1,500	(1,238)	262
Pharos customer lists	5,314	(941)	4,373
	$25,980	$(16,357)	$9,623

December 31, 2022
Core technology	$5,700	$(4,275)	$1,425
Product technology	12,182	(3,018)	9,164
Customer relationships	6,900	(5,175)	1,725
Tradenames	1,500	(1,125)	375
Pharos customer lists	5,314	(609)	4,705
	$31,596	$(14,202)	$17,394

Amortization expense was $720 and $719 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $2,155 for each of the nine months ended September 30, 2023 and 2022.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2023 or 2022.

During the three and nine months ended September 30, 2023 the Company recognized an adjustment of $5,616 to the carrying value of product technology as a result of the revaluation of contingent consideration related to the TheraClear asset acquisition (Note 4).

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2023	$547
2024	2,190
2025	1,485
2026	780
2027	780

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Warranty obligations	$180	$136
Compensation and related benefits	1,244	1,997
State sales, use and other taxes	4,226	3,986
Professional fees and other	251	436
Total accrued expenses and other current liabilities	$5,901	$6,555

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

In connection with the Amendment, the Senior Term Facility provides for a senior secured term loan facility of $20,000, of which $8,000 was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7,000 was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5,000 tranche (“Credit Facility #3”) is available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding 12 calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) is greater than or equal to $30,000 (such condition, the “Applicable Funding Condition”).  Credit Facility #3 can be drawn beginning on the later of the satisfaction of the Applicable Funding Condition and January 1, 2024, with such commitment terminating on the earlier to occur of December 31, 2024 and the delivery of a written notice by MidCap to the Company terminating the applicable commitments following an Event of Default (as defined in the Senior Term Facility) that has not been waived or cured at the time such notice is delivered. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%.  The effective interest rate of the Senior Term Facility as of September 30, 2023 was 13.67%. The Company is obligated to make only interest payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility.  The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $33,000 of net revenue (raised to $40,000 by December 31, 2025 and, for periods ending after December 31, 2025, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $40,000) for the trailing 12-month period as of September 30, 2023, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3,000. At September 30, 2023, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and Midcap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable.  In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility.  At September 30, 2023, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

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

The Prior Warrant allowed the Warrantholder, an affiliate of the lender, to purchase 373,626 shares of the Company’s common stock at an exercise price equal to $1.82 per share for a 10-year period ending September 30, 2031. Pursuant to, and in accordance with, the terms and conditions of the A&R Warrant, which amended and restated the Prior Warrant, the Warrantholder can purchase 800,000 shares of the Company’s common stock at an exercise price equal to $0.88 for a 10-year period ending on June 30, 2033.  Pursuant to the A&R Registration Rights Agreement, the Company registered the shares underlying the A&R Warrant effective August 18, 2023.  The amendment of the warrant resulted in an increase in the fair value of the warrant, which has been accounted for as a lender fee.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The June 2023 amendment to the Senior Term Facility has been accounted for as a debt extinguishment, as the new loan is considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $909 for the nine months ended September 30, 2023, which includes unamortized debt discount on the original loan of $441, an increase in the fair value of the warrant of $384 and lender fees of $84. In connection with the Amendment, the Company has recorded the $450 exit fee as both a debt discount and an increase to the principal amount of the debt. The debt discount, which also includes third party costs incurred in connection with the Amendment of $13, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $434 as of September 30, 2023. The Company recognized interest expense of $528 and $1,112 during the three and nine months ended September 30, 2023, respectively, of which $29 and $112 was related to the amortization of the debt discount for the three and nine months ended September 30, 2023. The Company recognized interest expense of $244 and $651 during the three and nine months ended September 30, 2022, of which $40 and $116 was related to the amortization of the debt discount for the three and nine months ended September 30, 2022.

Future minimum principal payments at September 30, 2023 are as follows:

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	450
15,450
Less: unamortized debt discount	(434)
Long-term debt, net	$15,016

Note 10
Stock-based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of September 30, 2023, there were 2,160,724 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures stock‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded stock‑based compensation expense of $318 and $455 for the three months ended September 30, 2023 and 2022, respectively, and $896 and $1,275 for the nine months ended September 30, 2023 and 2022, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company also recorded share-based compensation expense of $19 and $118, respectively, within selling and marketing expenses in the accompanying condensed consolidated statement of operations.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	4,474,714	$1.72
Granted	1,005,000	$1.05
Exercised	—	$—
Forfeited and expired	(425,000)	$1.41
Outstanding at September 30, 2023	5,054,714	$1.61	7.1
Exercisable at September 30, 2023	3,026,220	$1.80	6.1
Vested and expected to vest	5,054,714	$1.61	7.1

As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $1,400, which the Company expects to recognize over a weighted‑average period of approximately 2.3 years. The options outstanding and exercisable at September 30, 2023 and 2022 held no aggregate intrinsic value.

For the nine months ended September 30, 2023, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected volatility	71.3%
Risk‑free interest rate	3.6%
Expected term (in years)	6.2
Expected dividend yield	0.0%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Restricted stock units unvested are summarized in the following table:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	119,597	$0.93
Granted	179,613	$1.03
Vested	(119,597)	$0.93
Unvested at September 30, 2023	179,613	$1.03

As of September 30, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $139, which the Company expects to recognize over a weighted‑average period of approximately 0.7 years.

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
No income tax expense was incurred for the three or nine months ended September 30, 2023 and 2022.

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

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended September 30, 2023
Revenues, net	$5,280	$3,572	$8,852
Cost of revenues	2,229	1,669	3,898
Gross profit	3,051	1,903	4,954
Gross profit %	57.8%	53.3%	56.0%

Allocated expenses:
Engineering and product development	180	68	248
Selling and marketing	2,530	508	3,038
Unallocated expenses	—	—	2,283
	2,710	576	5,569
Income (loss) from operations	341	1,327	(615)
Interest expense	—	—	(528)
Interest income	—	—	90
Net income (loss)	$341	$1,327	$(1,053)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Nine Months Ended September 30, 2023
Revenues, net	$15,945	$8,724	$24,669
Cost of revenues	6,454	4,555	11,009
Gross profit	9,491	4,169	13,660
Gross profit %	59.5%	47.8%	55.4%

Allocated expenses:
Engineering and product development	714	223	937
Selling and marketing	8,733	1,463	10,196
Unallocated expenses	—	—	7,690
	9,447	1,686	18,823
Income (loss) from operations	44	2,483	(5,163)
Loss on debt extinguishment	—	—	(909)
Interest expense	—	—	(1,112)
Interest income	—	—	148
Net income (loss)	$44	$2,483	$(7,036)

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended September 30, 2022
Revenues, net	$5,847	$3,566	$9,413
Cost of revenues	2,057	1,557	3,614
Gross profit	3,790	2,009	5,799
Gross profit %	64.8%	56.3%	61.6%

Allocated expenses:
Engineering and product development	139	77	216
Selling and marketing	3,296	458	3,754
Unallocated expenses	—	—	2,615
	3,435	535	6,585
Income (loss) from operations	355	1,474	(786)
Interest expense	—	—	(244)
Interest income	—	—	35
Net income (loss)	$355	$1,474	$(995)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Nine Months Ended September 30, 2022
Revenues, net	$16,496	$9,063	$25,559
Cost of revenues	6,387	4,252	10,639
Gross profit	10,109	4,811	14,920
Gross profit %	61.3%	53.1%	58.4%

Allocated expenses:
Engineering and product development	398	190	588
Selling and marketing	10,225	1,291	11,516
Unallocated expenses	—	—	7,599
	10,623	1,481	19,703
(Loss) income from operations	(514)	3,330	(4,783)
Interest expense	—	—	(651)
Interest income	—	—	45
Net (loss) income	$(514)	$3,330	$(5,389)

For the three and nine months ended September 30, 2023 and 2022, depreciation and amortization by reportable segment were as follows:

	Three Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$1,220	$1,175
Dermatology procedures equipment	225	132
Unallocated expenses	4	4
Consolidated total	$1,449	$1,311

	Nine Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$3,671	$3,386
Dermatology procedures equipment	592	574
Unallocated expenses	11	11
Consolidated total	$4,274	$3,971

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following tables present the Company’s revenue disaggregated by geographical region for the three and nine months ended September 30, 2023 and 2022, respectively. Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from sales to the Company’s distributors, primarily in Asia.

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended September 30, 2023
Domestic	$4,960	$879	$5,839
Foreign	320	2,693	3,013
Total	$5,280	$3,572	$8,852

Nine Months Ended September 30, 2023
Domestic	$14,948	$2,301	$17,249
Foreign	997	6,423	7,420
Total	$15,945	$8,724	$24,669

	Dermatology Recurring Procedures	Dermatology Procedures Equipment	TOTAL
Three Months Ended September 30, 2022
Domestic	$5,527	$572	$6,099
Foreign	320	2,994	3,314
Total	$5,847	$3,566	$9,413

Nine Months Ended September 30, 2022
Domestic	$15,393	$1,814	$17,207
Foreign	1,103	7,249	8,352
Total	$16,496	$9,063	$25,559

The carrying value of product technology has been reduced by $5,616 as a result of the revaluation of contingent consideration related to the TheraClear asset acquisition (Note 4), of which $4,212 is attributed to the dermatology recurring procedures business segment and $1,404 is attributed to the dermatology procedures equipment segment.

Note 13
Significant Customer Concentrations:

For the three months ended September 30, 2023, revenues from sales to one of the Company’s distributors were $977, or 11.0%, of total revenues for such period. For the three months ended September 30, 2022, revenues from sales to two of the Company’s distributors were $2,280, or 24.2%, of total revenues for such period. For the nine months ended September 30, 2023, no customer represented more than 10.0% of total Company revenues. For the nine months ended September 30, 2022, revenues from sales to two of the Company’s distributors were $6,053, or 23.7%, of total revenues for such period.

Two customers represented 25.3% of net accounts receivable as of September 30, 2023. One customer represented 11.0% of net accounts receivable as of December 31, 2022.

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

Operating lease costs were $106 and $86 for the three months ended September 30, 2023 and 2022, respectively. Operating lease costs were $335 and $298 for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $110 and $93 for the three months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $315 and $320 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted average incremental borrowing rate was 8.66% and the weighted average remaining lease term was 2.1 years.

The following table summarizes the Company’s operating lease maturities as of September 30, 2023:

Remaining 2023	$112
2024	386
2025	195
2026	55
Total remaining lease payments	$748
Less: imputed interest	(62)
Total lease liabilities	$686

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which requires the Company to pay $106, is subject to the right of individual class members to opt out of the settlement and proceed on their own. As of September 30, 2023, $106 has been accrued for this matter.

Note 15
Subsequent Events:

On October 26, 2023, the Company’s stockholders approved a proposal authorizing a reverse stock split of the Company’s common stock at a ratio of not less than 1 for 5 and no greater than 1 for 25, with the exact ratio, if effected at all, to be set within that range approved at the discretion of our board of directors and publicly announced by April 26, 2024 without further approval or authorization of our stockholders.

On October 30, 2023, Robert Moccia stepped down as the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors. In conjunction with his separation from the Company, Mr. Moccia will receive $375 of severance payments, less applicable deductions. In addition, he will forfeit 75,000 unvested stock options with an exercise price of $1.06 per share. If the applicable performance and market conditions are achieved by December 30, 2023, 75,000 stock options with an exercise price of $1.06 per share will vest and may be exercised by January 28, 2024. Mr. Moccia has 1,632,590 vested stock options with an exercise price of $1.73 per share and 100,000 vested stock options with an exercise price of $1.45 per share that must be exercised by January 28, 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The Company and Christopher Lesovitz, the Company’s Chief Financial Officer, entered into a retention agreement, effective October 30, 2023, pursuant to which, in accordance with the terms and conditions of such agreement, Mr. Lesovitz will receive an aggregate cash bonus equal to $143.

On October 31, 2023, Dr. Dolev Rafaeli was appointed as the Company’s Vice-Chairman, President and Chief Executive Officer and as a member of the Company’s board of directors.  In connection with such appointment, on October 31, 2023, the Company issued Dr. Rafaeli an option to purchase 1,745,569 shares of common stock, with a strike price of $0.53 per share, vesting over a three-year period.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2023, there were 929 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 909 as of December 31, 2022. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Recent Developments

On October 26, 2023, our stockholders approved a proposal authorizing a reverse stock split of our common stock at a ratio of not less than 1 for 5 and no greater than 1 for 25, with the exact ratio, if effected at all, to be set within that range approved at the discretion of our board of directors and publicly announced by April 26, 2024 without further approval or authorization of our stockholders.

On October 26, 2023, the board of directors authorized the execution of two agreements related to a change in management of the Company and the execution of a third agreement related to compensation of an executive officer.

The three agreements are as follows:

•
Effective October 30, 2023, (a) Robert Moccia stepped down as our President and Chief Executive Officer and as a member of our board of directors; and (b) the Company and Christopher Lesovitz, our Chief Financial Officer, entered into a retention agreement, pursuant to which, in accordance with the terms and conditions of such agreement, Mr. Lesovitz will receive an aggregate cash bonus equal to $143.

•
On October 31, 2023, Dr. Dolev Rafaeli was appointed as our Vice-Chairman, President and Chief Executive Officer and as a member of our board of directors.  In connection with such appointment, on October 31, 2023, we issued Dr. Rafaeli an option to purchase 1,745,569 shares of common stock, with a strike price of $0.53 per share, vesting over a three-year period.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended September 30, 2023. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 of our Annual Report on Form 10-K as filed with the SEC on March 31, 2023.

Results of Operations

Revenues
The following tables present revenues from our segments for the periods indicated below:

	For the Three Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$5,280	$5,847
Dermatology procedures equipment	3,572	3,566
Total revenues	$8,852	$9,413

	For the Nine Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$15,945	$16,496
Dermatology procedures equipment	8,724	9,063
Total revenues	$24,669	$25,559

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended September 30, 2023 was $5,280, which we estimate is approximately 70,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended September 30, 2022 of $5,847, which we estimate is approximately 80,000 XTRAC treatments, with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the nine months ended September 30, 2023 was $15,945, which we estimate is approximately 210,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the nine months ended September 30, 2022 of $16,496, which we estimate is approximately 236,000 XTRAC treatments, with prices between $65 to $95 per treatment. In connection with the launch of the TheraClear Acne Therapy System, there were 76 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of September 30, 2023, which includes devices placed during the soft launch in the fourth quarter of 2022. Nominal revenue was earned from these devices during the three and nine months ended September 30, 2023.

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

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2023 and 2022, we deferred net revenues of $1,947 and $2,310, respectively, which will be recognized as revenue over the remaining usage period for domestic placements. Lower deferred revenue from the second quarter of 2023 negatively impacted the third quarter of 2023 as compared to the same period in 2022.

Dermatology Procedures Equipment
For the three and nine months ended September 30, 2023, dermatology procedures equipment revenues were $3,572 and $8,724, respectively. Internationally, we sold 21 systems (19 XTRAC and 2 VTRAC) and 51 systems (44 XTRAC and 7 VTRAC), respectively, during the three and nine months ended September 30, 2023. Domestically, there were 6 and 20 systems sold, respectively, during the three and nine months ended September 30, 2023. In addition to equipment sales, we recognized approximately $45 and $185 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and nine months ended September 30, 2023, respectively.

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

Cost of Revenues
The following tables illustrate cost of revenues from our two business segments for the periods listed below:

	For the Three Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$2,229	$2,057
Dermatology procedures equipment	1,669	1,557
Total cost of revenues	$3,898	$3,614

	For the Nine Months Ended September 30,
	2023	2022
Dermatology recurring procedures	$6,454	$6,387
Dermatology procedures equipment	4,555	4,252
Total cost of revenues	$11,009	$10,639

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis

	For the Three Months Ended September 30,
	2023	2022
Revenues	$8,852	$9,413
Cost of revenues	3,898	3,614
Gross profit	$4,954	$5,799
Gross profit percentage	56.0%	61.6%

	For the Nine Months Ended September 30,
	2023	2022
Revenues	$24,669	$25,559
Cost of revenues	11,009	10,639
Gross profit	$13,660	$14,920
Gross profit percentage	55.4%	58.4%

Gross profit decreased to $4,954 for the three months ended September 30, 2023 from $5,799 during the same period in 2022. As a percentage of revenues, the gross profit was 56.0% for the three months ended September 30, 2023, as compared to 61.6% for the same period in 2022. The decrease in gross profit percentage was primarily the result of higher depreciation due to more XTRAC lasers and new TheraClear devices placed into service, higher material costs, and a change in product mix with higher sales of dermatology procedures equipment, which has a lower margin than dermatology recurring procedures, during the three months ended September 30, 2023.

Gross profit decreased to $13,660 for the nine months ended September 30, 2023 from $14,920 during the same period in 2022. As a percentage of revenues, the gross profit was 55.4% for the nine months ended September 30, 2023, as compared to 58.4% for the same period in 2022. The decrease in gross profit percentage was primarily the result of higher depreciation due to more XTRAC lasers and new TheraClear devices placed into service, higher material costs, and lower recognition of previously deferred service revenue associated with assumed service contracts from Ra Medical during the nine months ended September 30, 2023.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	For the Three Months Ended September 30,
	2023	2022
Revenues	$5,280	$5,847
Cost of revenues	2,229	2,057
Gross profit	$3,051	$3,790
Gross profit percentage	57.8%	64.8%

	For the Nine Months Ended September 30,
	2023	2022
Revenues	$15,945	$16,496
Cost of revenues	6,454	6,387
Gross profit	$9,491	$10,109
Gross profit percentage	59.5%	61.3%

Gross profit decreased to $3,051 for the three months ended September 30, 2023 from $3,790 during the same period in 2022. As a percentage of revenues, the gross profit was 57.8% for the three months ended September 30, 2023, as compared to 64.8% for the same period in 2022. The primary reason that gross profit percentage decreased for the three months ended September 30, 2023 as compared to the same period in 2022 was a reduction in sales and higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service.

Gross profit decreased to $9,491 for the nine months ended September 30, 2023 from $10,109 during the same period in 2022. As a percentage of revenues, the gross profit was 59.5% for the nine months ended September 30, 2023, as compared to 61.3% for the same period in 2022. The primary reason that gross profit percentage decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 was higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service, offset by higher absorption of overhead costs and a reduction in training and other startup costs for outsourced field service technicians.

Dermatology Procedures Equipment
	For the Three Months Ended September 30,
	2023	2022
Revenues	$3,572	$3,566
Cost of revenues	1,669	1,557
Gross profit	$1,903	$2,009
Gross profit percentage	53.3%	56.3%

	For the Nine Months Ended September 30,
	2023	2022
Revenues	$8,724	$9,063
Cost of revenues	4,555	4,252
Gross profit	$4,169	$4,811
Gross profit percentage	47.8%	53.1%

Gross profit decreased to $1,903 for the three months ended September 30, 2023 from $2,009 during the same period in 2022. As a percent of revenues, the gross profit was 53.3% for the three months ended September 30, 2023, as compared to 56.3% for the same period in 2022. The primary reason for the decrease in gross profit percentage for the three months ended September 30, 2023 as compared to the same period in 2022 was lower recognition of previously deferred service revenue associated with assumed service contracts from Ra Medical, which is decreasing as the related service contracts expire.

Gross profit decreased to $4,169 for the nine months ended September 30, 2023 from $4,811 during the same period in 2022. As a percent of revenues, the gross profit was 47.8% for the nine months ended September 30, 2023, as compared to 53.1% for the same period in 2022. The primary reason for the decrease in gross profit percentage for the nine months ended September 30, 2023 as compared to the same period in 2022 was lower recognition of previously deferred service revenue associated with assumed service contracts from Ra Medical, which is decreasing as the related service contracts expire, and an increase in domestic sales with longer warranty periods, leading to a greater amount of deferred revenue for those sales.

Engineering and Product Development
For the three months ended September 30, 2023, engineering and product development expenses were $248 as compared to $216 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, engineering and product development expenses were $937 as compared to $588 for the nine months ended September 30, 2022. Engineering and product development costs during the three- and nine-month periods in 2023 were higher primarily as a result of an increase in consulting expenses related to future enhancements of our devices.

Selling and Marketing Expenses
For the three months ended September 30, 2023, selling and marketing expenses were $3,038 as compared to $3,754 for the three months ended September 30, 2022. Selling and marketing expenses for the three months ended September 30, 2023 were lower as compared to the same period in 2022 primarily due to a reduction in salaries and commissions.

For the nine months ended September 30, 2023, selling and marketing expenses were $10,196 as compared to $11,516 for the nine months ended September 30, 2022. Selling and marketing expenses for the nine months ended September 30, 2023 were lower as compared to the same period in 2022 primarily due to a reduction in advertising costs, salaries and commissions.

General and Administrative Expenses
For the three months ended September 30, 2023, general and administrative expenses decreased to $2,283 as compared to $2,615 for the three months ended September 30, 2022. General and administrative expenses were lower for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to a decrease in employee-related expenses, such as salaries and stock-based compensation expense, and lower computer-related costs.

For the nine months ended September 30, 2023, general and administrative expenses increased to $7,690 as compared to $7,599 for the nine months ended September 30, 2022. General and administrative expenses were higher for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher legal and accounting costs associated with the 2022 financial statement audit and the adoption of a new accounting standard, offset by a decrease in employee-related expenses, such as salaries and stock-based compensation expense.

Loss on Debt Extinguishment
During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 9, Long-term Debt to the Notes to Unaudited Condensed Consolidated Financial Statements). The new loan is considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $909 during the nine months ended September 30, 2023. There was no such financing event or debt extinguishment during the three and nine months ended September 30, 2022.

Interest Expense
Interest expense is primarily attributable to our debt obligations. Interest expense increased to $528 for the three months ended September 30, 2023 from $244 for the three months ended September 30, 2022. Interest expense increased to $1,112 for the nine months ended September 30, 2023 from $651 for the nine months ended September 30, 2022. The increase was primarily the result of a higher interest rate on our variable rate Senior Term Facility entered into in September 2021 and the additional $7,000 borrowed under our Senior Term Facility on June 30, 2023.

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

	For the Three Months Ended September 30,
	2023	2022
Gross profit	$4,954	$5,799
Amortization of acquired intangible assets	507	507
Non-GAAP gross profit	$5,461	$6,306
Gross profit percentage	56.0%	61.6%
Non-GAAP gross profit percentage	61.7%	67.0%

	For the Nine Months Ended September 30,
	2023	2022
Gross profit	$13,660	$14,920
Amortization of acquired intangible assets	1,523	1,523
Non-GAAP gross profit	$15,183	$16,443
Gross profit percentage	55.4%	58.4%
Non-GAAP gross profit percentage	61.5%	64.3%

	For the Three Months Ended September 30,
	2023	2022
Net loss	$(1,053)	$(995)

Adjustments:
Depreciation and amortization	1,449	1,311
Amortization of operating lease right-of-use assets	89	67
Loss on disposal of property and equipment	31	17
Interest expense, net	438	209
Non-GAAP EBITDA	954	609
Stock-based compensation expense	337	455
Non-GAAP adjusted EBITDA	$1,291	$1,064

	For the Nine Months Ended September 30,
	2023	2022
Net loss	$(7,036)	$(5,389)

Adjustments:
Depreciation and amortization	4,274	3,971
Amortization of operating lease right-of-use assets	257	248
Loss on disposal of property and equipment	55	52
Interest expense, net	964	606
Non-GAAP EBITDA	(1,486)	(512)
Stock-based compensation expense	1,014	1,275
Loss on debt extinguishment	909	—
Non-GAAP adjusted EBITDA	$437	$763

Liquidity and Capital Resources
As of September 30, 2023, we had $7,697 of working capital compared to $4,078 as of December 31, 2022. The change in working capital was primarily the result of an increase in cash and cash equivalents from additional proceeds received upon the refinancing of the Senior Term Facility on June 30, 2023, offset by an increase in capital expenditures for lasers and TheraClear devices. Cash, cash equivalents and restricted cash were $8,465 as of September 30, 2023, as compared to $6,795 as of December 31, 2022.

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

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. In September 2023, we paid Theravant $42 based on gross profit from domestic and international sales during the nine months ended September 30, 2023.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through September 30, 2023.

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

Net cash used in operating activities was $2,025 for the nine months ended September 30, 2023, compared to net cash used in operating activities of $1,103 for the nine months ended September 30, 2022. The increase in cash flows used in operating activities for the nine months ended September 30, 2023 was primarily the result of an increase in the net loss and a decrease in accounts payable, net of inventories, as we had increased our inventories during 2022 to avoid supply chain disruptions.

Net cash used in investing activities was $3,166 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $2,668 for the nine months ended September 30, 2022. The increase is primarily the result of an increase in capital assets as a result of the launch of the TheraClear Acne Therapy System, offset by the cash paid to acquire the TheraClear devices in the first half of 2022.

Net cash provided by financing activities was $6,861 for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $0 for the nine months ended September 30, 2022. The increase is a result of the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $6,903, net of financing costs.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2022 annual financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2023. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Except as set forth below and in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, a description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on March 31, 2023.

If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, (i) a minimum closing bid price of $1.00 per share, (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x) stockholders’ equity of at least $2.5 million; or (y) a total market value of listed securities of at least $35 million.

On June 29, 2023, we received a notification from the Listing Department of Nasdaq indicating that during the preceding 30 consecutive business day period, the closing price of our common stock was below $1.00 per share.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until December 26, 2023, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by December 26, 2023, we may be eligible for a second 180-calendar-day period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing requirements for Nasdaq, other than the minimum bid price requirement, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period.  In order to regain compliance, we proposed, and, on October 26, 2023, our stockholders approved a proposal to effect a reverse stock split of our common stock at a ratio of not less than 1 for 5 and no greater than 1 for 25, with the exact ratio, if effected at all, to be set within that range approved at the discretion of our board of directors and publicly announced by April 26, 2024 without further approval or authorization of our stockholders.  At this time, we expect to apply for a second 180-calendar day period within which to regain compliance.  There can be no guarantee or assurance that a second compliance period will be granted by Nasdaq.

Even if a reverse stock split is effected, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. The continuing effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from a reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

The delisting of our common stock from a national exchange could impair the liquidity and market price of the common stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

If we do not meet the minimum stockholders’ equity, minimum closing bid price requirements, or any other listing requirements, we would be subject to delisting from the Nasdaq Capital Market.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

STRATA SKIN SCIENCES, INC.

Date November 14, 2023	By:	/s/ Dolev Rafaeli
Name: Dolev Rafaeli
Title: President & Chief Executive Officer

Date November 14, 2023	By:	/s/ Christopher Lesovitz
Name: Christopher Lesovitz
Title: Chief Financial Officer