Form 10-K
period 2023-12-31
STRATA Skin Sciences, Inc.
filed 2024-03-28
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares outstanding of our common stock as of June 30, 2023 was 34,881,453 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $17,264,756, computed by reference to the closing market price of $0.95 of the common stock as of June 30, 2023 and 18,173,427 shares held by non-affiliates. As of March 20, 2024, the number of shares outstanding of our common stock was 35,060,920.

Documents incorporated by reference:
Portions of the proxy statement relating to STRATA Skin Sciences, Inc.’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	forecasts of future business performance, consumer trends and macro-economic conditions;

•	descriptions of market, competitive conditions, and competitive product introductions;

•	descriptions of plans or objectives of management for future operations, products or services;

•	actions by the FDA or other regulatory agencies with respect to our products or product candidates;

•	changes to third-party reimbursement of laser treatments using our devices;

•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	anticipated results of existing or future litigation or government actions;

•	health emergencies, the spread of infectious disease or pandemics; and

•	descriptions or assumptions underlying or related to any of the above items.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report, even if subsequently made available by us on our website or otherwise. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. You should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Corporate Overview

We were incorporated in the State of New York in 1989 under the name Electro-Optical Sciences, Inc. and subsequently reincorporated under the laws of the State of Delaware in 1997. In April 2010, we changed our name to MELA Sciences, Inc. In June 2015, we completed the acquisition of the XTRAC® Excimer Laser and the VTRAC® excimer lamp businesses from PhotoMedex, Inc. (the “Acquisition”). Prior to the Acquisition, the Company’s only product was the MelaFind® system, or MelaFind, a device for aiding dermatologists in the evaluation of clinically atypical pigmented skin lesions. On January 5, 2016, we changed our name to STRATA Skin Sciences, Inc., and we have discontinued the MelaFind business.

In August 2021 and January 2022, we acquired the Pharos U.S. dermatology business and the TheraClear acne treatment business, respectively.

Post-COVID-19 Pandemic

Since March 2020, the global pandemic related to a new strain of coronavirus (“COVID-19”) has negatively impacted business conditions in the industry in which we operate, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened. Accordingly, the COVID-19 pandemic and its variants have negatively impacted our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames and those of our primary customers. It has also negatively impacted our supply chains and transport, customer behavior and staffing.

Impact of Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon and has historically been the source of a significant amount of gas supplied to us by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our suppliers have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and ongoing conflict have also impacted the price of gas worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as semiconductor chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips.

XTRAC and Pharos Systems and VTRAC Systems

The XTRAC and Pharos excimer laser technology emits highly concentrated UV light targeted primarily towards autoimmune dermatological skin disorders such as psoriasis, vitiligo, atopic dermatitis, and eczema, among others.  The XTRAC system received U.S. Food and Drug Administration (“FDA”) clearance in 2000 and the Pharos system in 2004, and excimer laser has since become a widely recognized treatment for psoriasis, vitiligo and other skin diseases.  Psoriasis and vitiligo alone affect up to 13 million people in the U.S. and 195 million people worldwide. VTRAC is a UV light lamp system that works in much the same way as the XTRAC.  It received FDA clearance in August 2005 and Conformité Européenne (“CE”) mark approval in January 2006 and has been marketed exclusively in international markets.

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

We currently market four XTRAC excimer models.  In October 2018, we announced the launch of XTRAC S3®, which, as compared to previous XTRAC generations, is smaller, faster and has a new user interface.  In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform.  This clearance is the first full platform clearance since 2008.  Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database.  In February 2022, we announced the commercial launch of our next generation excimer laser system, XTRAC Momentum® 1.0, which delivers higher power and a faster repetition rate than the current models, along with a new user interface and slim design. We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets.  The Momentum, S3, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis (referred to herein as the dermatology recurring procedures model or segment).  We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 923 systems were, as of December 31, 2023, included in our dermatology recurring procedures revenue model.  The Pharos business we acquired in 2021 provides us with the opportunity to convert the Pharos customer base to our XTRAC excimer laser system.  The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management.  Until 2019, in markets outside the U.S. the XTRAC laser had been marketed primarily as dermatology procedures equipment sales through distributors in over twenty-five countries.  The VTRAC is marketed exclusively in international markets through the same distributors.

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

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as six to ten treatments.  Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments.  Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects.  In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare.  XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes that differ based on the total skin surface area being treated.  Insurance Reimbursement to physicians varies based upon insurance company and location.  The national CPT code reimbursement established by the Center for Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranges for the three codes between $153 per treatment to $228 per treatment.  (See “Third Party Reimbursement” below.)

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease.  In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin’s melanocytes (the cells that produce melanin), which causes pigment to return.  To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy.  Based on anecdotal reports, we believe that re‑pigmentation may last for several years.  Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed.  However, over the past several years, there has been a significant increase in insurance coverage for these procedures and we estimate that as of December 31, 2023, approximately 76% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage. Recent changes to CPT code descriptions may impact the extent of this coverage in the future.

We believe that several factors have limited the growth of the use of XTRAC treatments for those who suffer from psoriasis and vitiligo.  Specifically, we believe that awareness of the positive effects of XTRAC treatments has not been high enough among both sufferers and providers; and that the treatment regimen requiring sometimes up to 12 or more treatments has limited XTRAC use to certain patient populations.  Addressing the lack of knowledge issue, we have a direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.  Specific advertisements encourage prospective patients to contact our patient advocacy center via telephone or web site, wherein we provide information on the treatment and insurance coverage, and ultimately we can schedule an appointment for the prospective patient to be evaluated by a physician within our customer network, convenient to their location, to determine if they would benefit from XTRAC treatments.

STRATAPEN

In January 2017, we entered into an OEM agreement with Esthetic Education, LLC to private label the STRATAPEN device.  STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results.  This contract expired in January 2020, and we continued to sell parts and accessories through January 1, 2024. The Company no longer offers the device or accessories.

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

Manufacturing

We manufacture our XTRAC products at our 17,000 sq. ft. facility in Carlsbad, California.  Our California facility is certified as ISO 13485 compliant.  ISO 13485 is an International standardization written by the International Organization for Standardization, which publishes requirements for a comprehensive quality management system for the design and manufacture of medical devices.  Certification to the standard is awarded by accredited third parties. We maintain third-party relationships for the manufacture and/or maintenance of our Pharos and TheraClear systems. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

Research and Development Efforts

Our research and development team, including engineers, consists of approximately four employees.  We conduct research and development activities at our facility located in Carlsbad, California.  Our research and development efforts are focused on the application of our XTRAC system for the treatment of inflammatory skin disorders.

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business.  As of December 31, 2023, 24 issued U.S. patents are in force or pending, several of these patents have foreign counterparts issued and pending, and 15 patents are related to the discontinued MelaFind product.

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

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC, VTRAC, and TheraClear devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

Our TheraClear device is being manufactured for us by a third party, who is subject to the same regulations. We rely on the manufacturer to ensure compliance with the regulations. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S. and foreign governments to permit product sales and criminal prosecution. We are, or may become, subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

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

As of December 31, 2023, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2023 national payment of $153 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2023 national payment of $168 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2023 national payment of $228 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2023, we had 99 full-time employees, which consisted of 2 executive officers, 3 vice presidents, 35 sales and marketing staff, 28 people engaged in manufacturing of lasers, 15 customer-field service personnel, 4 engaged in research and development and 12 finance and administration staff.

Customers

Domestically, our XTRAC customers consist of dermatologists and dermatological group clinics who partner with us primarily in our dermatology procedures recurring revenue model.  As of December 31, 2023, we have 923 partner clinics throughout the United States. Internationally, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis.  We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan, Iraq and 2023 – Mexico, India.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Commission. These filings are available to the public on the Internet at the Commission’s website at http://www.sec.gov.

Our Internet address is http://www.strataskinsciences.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report). We make available free of charge on https://strataskinsciencesinc.gcs-web.com/sec-filings our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by the Commission’s rules. The information on the website listed above is not and should not be considered part of this Annual Report and is intended to be an inactive textual reference only.

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

Risk Factor Summary

Risks Relating to Our Business Operations

•	We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.

•	Public health epidemics or pandemics may affect our ability to develop, market and sell our products, disrupt regulatory activities or have other adverse effects on our business and operations.

•	We may not be able to maintain an uninterrupted supply of the gases used to power our lasers, as the Russia-Ukraine War has disrupted supplies of rare gases.

•	We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.

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

•
Our failure to obtain or maintain necessary FDA clearances and approvals, or to maintain continued clearances, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products, and our products are subject to recall by such agencies.

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

•
We may have a need for additional funds in the future and there is no guarantee that we will be able to generate those funds from our business, and if we do not have enough capital to fund operations, then we will have to cut costs or raise funds.

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

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2023 was approximately $10.8 million, and as of December 31, 2023, we had an accumulated deficit of approximately $238.1 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow.

Public health epidemics or pandemics may affect our ability to develop, market and sell our products, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, public health epidemics or pandemics may adversely impact economies worldwide, which could result in adverse effects on our business, operations and prospects.

Our business and operations could be adversely affected by public health epidemics or pandemics, including the recent COVID-19 pandemic, impacting the markets and industries in which we and our collaborators operate. We and our partners have faced and may in the future face disruptions that affect our ability to operate due to various factors, including:

•	the ability to source raw materials and supplies;

•	a general decline in business activity;

•
the destabilization of the markets and negative impacts on the healthcare system globally, which could negatively impact our ability to market and sell our products, including through the disruption of health care activities in general and elective health care procedures in particular, the inability of our sales team to contact and/or visit doctors in person, patients’ interest in starting or continuing procedures involving our products and our ability to support patients that presently use our products; and

•
difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations.

Further, the Biden Administration ended the public health emergency declarations related to the COVID-19 pandemic in May 2023 and the FDA ended a number of COVID-related policies. The FDA has retained a number of COVID-19-related policies but with appropriate changes, as applicable. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our products.

We may in the future face impediments or delays to regulatory meetings and approvals due to any pandemic measures. We cannot be certain what the overall impact of such pandemics will be on our business, although for the reasons described above such pandemics have the potential to adversely affect our business, financial condition, results of operations and prospects.

We may not be able to maintain an uninterrupted supply of the gases used to power our lasers, as the Russia-Ukraine War has disrupted supplies of rare gases.

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the world’s largest exporter of noble gases including neon, krypton and xenon. Historically, Ukraine has been the source of a significant amount of gas supplied to the Company by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our suppliers have been resourceful in continuing to supply gases to us but cannot assure us that the supply will remain uninterrupted. The reduced supply and war have also impacted the price of gas worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips, while struggling with the disruption caused by this war.

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

To finance any acquisitions or collaborations, we may choose to issue debt or equity securities as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings, and such additional funds may not be available on terms that are favorable to us, or at all.

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

CPT codes for all procedures are subject to continued reevaluation. Should CMS reduce reimbursement for the CPT codes for XTRAC treatment or raise reimbursement for competitive products, we may see a decline in our recurring revenue business as well as a decline in new XTRAC installations.

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

As of December 31, 2023, based on published coverage policies and payment practices of private and Medicare insurance plans, we estimate that more than 86% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

We depend on several key distributors for a material portion of our sales, especially in our international business.  While we no longer rely upon a single master distributor for our international sales, we now rely upon several in-country distributors in connection with this business.  If, for example, a distributor finds that the financial incentives underlying the distributor relationship are no longer attractive, we may need to reduce our margins in order to continue the relationship or identify a new distributor, which could take a significant amount of time.  This could have a significant negative effect on our results and our operations, including, but not limited to, failing to comply with a financial covenant in our credit facility with MidCap.

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

Our indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations and could divert our cash flow from operations for debt payments.

In September 2021, we entered into a secured borrowing facility with MidCap Financial Trust (“MidCap”), which was amended in January 2022, September 2022 and June 2023 (the “Senior Credit Facility”). On February 20, 2024, we amended the Senior Credit Facility to, among other things, revise the applicable minimum net revenue threshold financial covenant (the “Amendment”).  Because we were not in compliance with the applicable minimum net revenue financial threshold covenant for the period ended December 31, 2023, MidCap and the lenders in the Amendment agreed to, among other things, grant a limited waiver of the foregoing event that had occurred prior to the effectiveness of the Amendment and of any right the lenders may have to exercise any of their rights against us as a result. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion included in Item 7 of this Annual Report on Form 10-K. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

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

Furthermore, all of our debt under the Senior Credit Facility bears interest at variable rates. As these rates increase as they did in 2023, our debt service obligations increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. If interest rates continue to increase, we will see a corresponding increase in these obligations. Accordingly, our ability to borrow additional funds may be reduced and risks related to our indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $38,000 during 2024.

The Financial Conduct Authority (the authority that regulates the London Interbank Offer Rate (“LIBOR”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2022. We transitioned to the one month Secured Overnight Financing Rate (“SOFR”) in connection with the amended Senior Credit Facility. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. We also anticipate that we may use SOFR as the interest rate index in future agreements. SOFR differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by the Company are subject to state sales and use tax rather than exempt from applicable law. We are currently under audit by two taxing jurisdictions as it pertains to state sales and/or use tax. The State of New York has assessed us, in three assessments, an aggregate amount of $2.7 million including penalties and interest. The audits cover the period from March 2014 through November 2022. In January 2021, we received notification that the administrative judge in this jurisdiction had issued an opinion finding in favor of us that the sale of XTRAC treatment codes were not taxable as sales tax with respect to the first assessment, which amounted to $1.4 million. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and an oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024. We are in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York.

On March 8, 2024, we received  a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming  the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. We will be filing a motion to appeal the Appellate Division’s decision.

The State of California has made aggregate assessments of $1.2 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative appeal process in this jurisdiction as well. In the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication, or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2023 and 2022, we have estimated our sales and use tax liability to be approximately $4.3 million and $4.0 million, respectively. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. The precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements, remain uncertain.

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

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers and the TheraClear Acne Therapy System in the U.S. and international markets, as well as domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Further, we cannot assure that an acquisition will in any way negate or mitigate our need for future capital. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

            Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Israel and Hamas, the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

On June 29, 2023, we received a notification from the Listing Department of Nasdaq indicating that during the preceding 30 consecutive business day period, the closing price of our common stock was below $1.00 per share.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 26, 2023, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. In order to regain compliance, we proposed, and, on October 26, 2023, our stockholders approved, a proposal to effect a reverse stock split of our common stock at a ratio of not less than 1 for 5 and no greater than 1 for 25, with the exact ratio, if effected at all, to be set within that range approved at the discretion of our board of directors and publicly announced by April 26, 2024 without further approval or authorization of our stockholders. On December 27, 2023, we received written notice from Nasdaq that we have been granted a 180-day extension, or until June 24, 2024, to regain compliance with Nasdaq’s minimum bid price rule.

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

Your percentage ownership in our common stock will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees.  Our Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants.  In connection with the Senior Credit Facility, as amended, we issued a warrant to MidCap Financial Trust to purchase 800,000 shares of our common stock, with an exercise price of $0.88 per share.  We also maintain a shelf-registration statement that provides us with the ability, from time to time, to offer and sell up to $25.0 million in securities, including selling up to $11.0 million of our common stock in registered “at-the-market” offerings pursuant to an equity distribution agreement entered into with Ladenburg Thalmann & Co. Inc. in October 2021. As a result of shares sold or issued under the circumstances described above, your percentage ownership in our common stock will be diluted in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Our Board of Directors administers its cybersecurity risk oversight function directly through our Audit Committee (the "Committee"). The Committee has primary responsibility for overseeing our risk management practices, programs, policies, and procedures related to data privacy, data protection, and cybersecurity. The Committee reviews and evaluates the processes utilized by management to identify and assess the material internal and external risks that may affect our business. The Committee regularly discusses with management, legal counsel, and the internal audit department our major risk exposures. This includes potential financial impact on us and the steps taken to monitor and control those risks. Reviews with management are done annually, which includes a summary of legal and regulatory compliance matters and risk management activities, and a review of our cybersecurity program. Additionally, the Committee oversees the process by which our Board of Directors is informed regarding the risks facing us and coordinates with our legal counsel to ensure our Board of Directors receives regular risk assessment updates from management.

Our IT Manager has been designated as our Chief Information Security Officer ("CISO"), who  is responsible for identifying, assessing and managing our risks from cybersecurity threats. The CISO has been with the Company for over five years and has many years of experience in technology. The CISO is supported by our outside IT consulting firm and its  cybersecurity team that is staffed with personnel experienced in cyber security, security operations and incident management.

The CISO reports to the CFO, who provides the Committee with bi-annual updates about our cybersecurity program and material risks.

Risk Management and Strategy

Processes for identifying and assessing cybersecurity risks

The CISO, with the support of the outside consultant’s cybersecurity team and the owners of information technology across the business, monitors current events and trends related to cybersecurity and assesses any potential impact on current systems and operations. There are several processes in place to monitor and review our systems, including third-party solutions, to identify potential risks. Third-party service providers are required to notify us in the event of a cybersecurity incident within their systems, and annual reviews are conducted on our critical third-party vendors. Cybersecurity risks, threats, and incidents, including those from third-party service providers, are tracked and regularly provided to the CISO.

Processes for managing cybersecurity risks

The cybersecurity team tracks risks and incidents related to cybersecurity until the risk is mitigated to an acceptable level or fully remediated. When risks are identified, the cybersecurity team oversees mitigation plans with the risk owner which are communicated to necessary teams and remediation steps are taken.

Processes for incorporating cybersecurity risks into the overall risk management process

Our process for identifying, assessing, and managing risks related to cybersecurity is incorporated into our IT processes. The Risk Management team meets at least annually with cybersecurity leadership to discuss cybersecurity related risks identified and the potential likelihood and severity of each risk. Through this  process, cybersecurity risks are presented to the executive leadership team, including the CEO and CFO, as well as reported to the Committee.

Currently, we are not aware of any risks from cybersecurity threats, or from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to certain of our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against us and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to us. The settlement, which requires us to pay $0.1 million, was subject to the right of individual class members to reject the settlement and proceed on their own. No individual has requested to opt out of the settlement.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed us an aggregate of $3.9 million including penalties and interest. The audits cover the period from March 2014 through November 2022. We received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.4 million of the total $3.9 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed  the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received  a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. We will be filing a motion to appeal the Appellate Division’s decision.

We are also in the administrative process of appeal with respect to the remaining $2.5 million of assessments. If there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 20, 2024, we had 35,060,920 shares of common stock issued and outstanding, which are listed on the Nasdaq Capital Markets under the symbol “SSKN.” This did not include (i) options to purchase 5,391,069 shares of common stock, of which 1,146,465 were vested as of March 20, 2024, (ii) unissued restricted stock units of 22,654, or (iii) 800,000 shares of common stock reserved for issuance pursuant to a warrant.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2023. See Notes 1 and 13 to the consolidated financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,728,721	$1.11	1,329,375
Equity compensation plans not approved by security holders	—	—	—
	7,728,721	$1.11	1,329,375

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2023, there were 923 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, an increase from 909 as of December 31, 2022. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Post-COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which we operate, disrupted global supply chains, constrained workforce participation, and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most offices have reopened, some physician practices closed and never reopened, and the impact of the COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, impact on supply chains and transport, and governmental and customer responses, including staffing issues, all of which are uncertain and cannot be predicted. While the COVID-19 pandemic has largely subsided, we are unable to fully evaluate the long-term effects of changes to customer behavior and our supply chain network. We will continue to identify and plan around potential future pandemics and disruptions to our business.

Impact of Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon and has historically been the source of a significant amount of gas supplied to us by our contract suppliers. Neon gas is essential to the proper functioning of our lasers. Our suppliers have been resourceful in continuing to supply gases to us but cannot assure us that the supply will not remain uninterrupted. The reduced supply and ongoing conflict have also impacted the price of gas worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as semiconductor chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips.

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

TheraClear Acquisition

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

We made an upfront cash payment of $0.5 million and issued to Theravant 358,367 shares of common stock with an aggregate value of $0.5 million in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, we also made a $0.5 million milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3.0 million in future earnout payments upon achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets.

We officially launched our TheraClear® X Acne Therapy System in January 2023. Through December 31, 2023, we have incurred $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales.

MidCap Financing

On June 30, 2023, we completed the refinancing of our existing debt agreement with a new facility from MidCap Financial Trust (“MidCap”). The new debt facility consists of a refinancing of the existing $8.0 million term loan and an additional $7.0 million tranche funded at closing. We also have the option to receive an additional $5.0 million tranche in 2024. The debt agreement was further amended on February 20, 2024 to, among other things, revise the applicable minimum net revenue threshold financial covenant. (For more information, see Notes 1, Organization and Nature of Business and 10, Long-term Debt to the Notes to Consolidated Financial Statements.)

Reverse Stock Split

On June 26, 2023 we were notified by Nasdaq that we were not in compliance with Nasdaq’s minimum closing bid price listing standard. We have until June 24, 2024 to regain compliance with this rule. As a result, on October 26, 2023, our stockholders approved a proposal authorizing a reverse stock split of our common stock at a ratio of not less than 1 for 5 and no greater than 1 for 25, with the exact ratio, if effected at all, to be set within that range approved at the discretion of our board of directors and publicly announced by April 26, 2024 without further approval or authorization of our stockholders.

Management Agreements

On October 26, 2023, the board of directors authorized the execution of two agreements related to a change in management of the Company and the execution of a third agreement related to compensation of an executive officer.

The three agreements are as follows:

•
Effective October 30, 2023, (a) Robert Moccia stepped down as our President and Chief Executive Officer and as a member of our board of directors; and (b) the Company and Christopher Lesovitz, our Chief Financial Officer, entered into a retention agreement, pursuant to which, in accordance with the terms and conditions of such agreement, Mr. Lesovitz will receive an aggregate cash bonus equal to $0.1 million.

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

Dermatology Recurring Procedures Segment: we have primarily two types of arrangements for our phototherapy treatment equipment as follows: (i) we place our lasers in a physician’s office at no charge to the physician, and generally charge the physician a fee for an agreed upon number of treatments; or (ii) we place our lasers in a physician’s office and charge the physician a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will be paid.

Dermatology Procedures Equipment Segment: we sell our products internationally through distributors and domestically, directly to a physician. We also derive revenues from service and repair extended warranty contracts with our existing customers.

We refer you to the section titled “—Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing elsewhere in this Annual Report for additional information regarding how we account for revenues.

Sales in the United States represented 69% and 66% of our total revenues for the years ended December 31, 2023 and 2022, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through third-party distributors. International revenues were 31% and 34% for the years ended December 31, 2023 and 2022, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand our product offerings and increase the related patient utilization in the United States, as well as grow our presence in Asia.

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

We plan to incur engineering and product development expenses for the near future as we expect to continue our development that focuses on the application of our XTRAC system for the treatment of inflammatory skin disorders. As a result, we expect our engineering and product development expenses to remain similar to our fiscal year 2023 expenses.

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

We anticipate that our selling and marketing expenses will remain similar to our fiscal year 2023 expenses.

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

We anticipate that our general and administrative expenses will remain similar to our fiscal year 2023 expenses.

Impairment of Goodwill

Impairment expense consists of an impairment charge related to goodwill resulting from the acquisition of the XTRAC and VTRAC businesses in 2015. We test goodwill for impairment during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Based on the assessment performed in the fourth quarter of 2023 in conjunction with the annual budgeting process, we recorded impairment for the amount by which the carrying value of the dermatology recurring procedures reporting unit exceeded its fair value. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability.

Loss on Debt Extinguishment

During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 10, Long-term Debt to the Notes to Consolidated Financial Statements). The new loan is considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment during the year ended December 31, 2023.

Interest Expense

Interest expense consists of cash interest payable under our debt facility and non-cash interest attributable to the amortization of deferred financing costs related to our indebtedness.

Interest Income

Interest income is earned on our cash and cash equivalents account balances.

Income Taxes

As of December 31, 2023, we had federal and state NOL carryforwards of $205.2 million and $63.6 million, respectively. The net operating loss carryforwards generated prior to 2018 began to expire for federal income tax purposes and begin expiring in 2030 for state income tax purposes. Federal and many state net operating losses generated in 2018 and into the future now have an indefinite life.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have not completed a study to assess whether an ownership change has occurred in the past. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs are also subject to international regulations, which could restrict our ability to utilize our NOLs. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

	Year Ended December 31,		Change
(in thousands)	2023	2022	Dollar	Percentage
Revenues, net	$33,358	$36,161	$(2,803)	(8)%
Cost of revenues	14,897	14,393	504	4%
Gross profit	18,461	21,768	(3,307)	(15)%
Operating expenses:
Engineering and product development	1,317	1,029	288	28%
Selling and marketing	12,956	15,301	(2,345)	(15)%
General and administrative	10,508	10,087	421	4%
Impairment of goodwill	2,284	—	2,284	100%
	27,065	26,417	648	2%
Loss from operations	(8,604)	(4,649)	(3,955)	85%
Other (expense) income:
Interest expense	(1,640)	(926)	(714)	77%
Interest income	231	89	142	160%
Loss on debt extinguishment	(909)	—	(909)	100%
	(2,318)	(837)	(1,481)	177%
Loss before benefit from / (provision for) income taxes	$(10,922)	$(5,486)	$(5,436)	99%

Revenues

Revenues by Geography

The following table presents revenues by geography for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2023	2022	Dollar	Percentage
Domestic	$23,028	$23,981	$(953)	(4)%
International	10,330	12,180	(1,850)	(15)%
Total revenues	$33,358	$36,161	$(2,803)	(8)%

Revenues by Product Type

The following table presents revenues by segment for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2023	2022	Dollar	Percentage
Dermatology recurring procedures	$21,530	$23,025	$(1,495)	(6)%
Dermatology procedures equipment	11,828	13,136	(1,308)	(10)%
Total revenues	$33,358	$36,161	$(2,803)	(8)%

Dermatology Recurring Procedures

Recurring treatment revenues for the year ended December 31, 2023 were $21.5 million, which we estimate is approximately 280,000 XTRAC treatments with prices between $65 and $95 per treatment, compared to recurring treatment revenues for the year ended December 31, 2022 of $23.0 million, which we estimate is approximately 329,000 XTRAC treatments with prices between $65 and $95 per treatment. In connection with the launch of the TheraClear Acne Therapy System, there were 92 TheraClear devices place in dermatologists’ offices in the United States under our recurring procedures model as of December 31, 2023. Nominal revenue was earned from these devices during the year ended December 31, 2023.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. We reduced our direct-to-patient advertising during 2023, which we believe contributed to the reduction in number of XTRAC treatments compared to 2022. Therefore, our strategy going forward is to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2023 and 2022, we deferred domestic net revenues of $1.6 million and $2.2 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements.

Dermatology Procedures Equipment

For the year ended December 31, 2023, dermatology procedures equipment revenues were $11.8 million. Internationally, we sold 68 systems (60 XTRAC and 8 VTRAC). Domestically, we sold 24 XTRAC systems for the year ended December 31, 2023.

For the year ended December 31, 2022, dermatology procedures equipment revenues were $13.1 million. Internationally, we sold 100 systems (88 XTRAC and 12 VTRAC). Domestically, we sold 7 XTRAC systems for the year ended December 31, 2022.

The decrease in international equipment sales from 2022 to 2023 was primarily the result of a one-time sale during 2022 to our distributor in China of lasers that had originally been placed in physicians’ offices under the dermatology recurring procedures model. The increase in domestic equipment sales from 2022 to 2023 was due to a temporary shift in strategy during 2023 whereby we offered physicians in the United States the option to purchase lasers rather than operate under the dermatology recurring procedures model.

Cost of Revenues and Gross Profit

The following tables present changes in our gross margin, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Dollar	Percentage
Revenues	$21,530	$23,025	$(1,495)	(6)%
Cost of revenues	8,729	8,371	358	4%
Gross profit	$12,801	$14,654	$(1,853)	(13)%
Gross profit percentage	59.5%	63.6%

The primary reason for the decrease in gross profit for the year ended December 31, 2023 was higher depreciation costs due to more XTRAC lasers and new TheraClear devices placed into service.

Dermatology Procedures Equipment

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Dollar	Percentage
Revenues	$11,828	$13,136	$(1,308)	(10)%
Cost of revenues	6,168	6,022	146	2%
Gross profit	$5,660	$7,114	$(1,454)	(20)%
Gross profit percentage	47.9%	54.2%

The primary reasons for the decrease in gross profit for the year ended December 31, 2023 were lower recognition of previously deferred service revenue associated with service contracts assumed from Ra Medical in 2021 in connection with the Pharos asset acquisition, which is decreasing as the related service contracts expire, and an increase in domestic sales with longer warranty periods, leading to a greater amount of deferred revenue for those sales.

Engineering and Product Development

For the year ended December 31, 2023, engineering and product development expenses were $1.3 million as compared to $1.0 million for the year ended December 31, 2022. Engineering and product development costs during the year ended December 31, 2023 were higher primarily as a result of an increase in consulting expenses related to future enhancements of our devices.

Selling and Marketing

As of December 31, 2023, our sales and marketing personnel consisted of 35 full-time positions, compared to 63 full-time positions as of  December 31, 2022, inclusive of a vice president of sales, a vice president of marketing and a vice president of relations, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the year ended December 31, 2023, sales and marketing expenses were $13.0 million as compared to $15.3 million for the year ended December 31, 2022. Sales and marketing expenses for the year ended December 31, 2023 were lower due to a reduction in salaries and commissions in connection with an overall reduction in the size of the sales force, in addition to a reduction in advertising costs.

General and Administrative

For the year ended December 31, 2023, general and administrative expenses increased to $10.5 million from $10.1 million for the year ended December 31, 2022. General and administrative expenses for the year ended December 31, 2023 were higher primarily due to higher legal and accounting costs and severance and other compensation-related expenses incurred as a result of the CEO transition, offset by a decrease in non-executive employee-related expenses, such as salaries and stock-based compensation expense.

Impairment of Goodwill

For the year ended December 31, 2023, impairment expense was $2.3 million. The impairment charge relates to goodwill associated with the dermatology recurring procedures segment and was primarily driven by a decline in projected cash flows, including revenues and profitability. There was no impairment incurred during the year ended December 31, 2022.

Loss on Debt Extinguishment

During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 10, Long-term Debt to the Notes to Consolidated Financial Statements). The new loan is considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $0.9 million during the year ended December 31, 2023. There was no such financing event or debt extinguishment during the year ended December 31, 2022.

Interest Expense

Interest expense is primarily attributable to our debt obligations. For the year ended December 31, 2023, interest expense increased to $1.6 million from $0.9 million for the year ended December 31, 2022. The increase was primarily the result of a higher interest rate on our variable rate Senior Term Facility entered into in September 2021 and the additional $7.0 million borrowed under our Senior Term Facility on June 30, 2023.

Benefit from / (Provision for) Income Taxes

We recognized a benefit from income taxes of $0.1 million for the year ended December 31, 2023 as compared to a provision for income taxes of $0.1 million for the year ended December 31, 2022, which is comprised primarily of changes in the deferred tax liability related to goodwill.

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

These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP, should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the Company's future results will be unaffected by similar adjustments to Gross Profit or Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods.

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Annual Report is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Gross profit	$18,461	$21,768
Amortization of acquired intangible assets	1,861	2,031
Non-GAAP gross profit	$20,322	$23,799
Gross profit percentage	55.3%	60.2%
Non-GAAP gross profit percentage	60.9%	65.8%

	Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(10,830)	$(5,549)

Adjustments:
Depreciation and amortization	5,553	5,293
Amortization of operating lease right-of-use asset	349	395
Loss on disposal of property and equipment	72	52
(Benefit from) / provision for income taxes	(92)	63
Interest income	(231)	(89)
Interest expense	1,640	926
Non-GAAP EBITDA	(3,539)	1,091
Impairment of goodwill	2,284	—
Stock-based compensation	1,303	1,466
Loss on debt extinguishment	909	—
Non-GAAP adjusted EBITDA	$957	$2,557

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents and restricted cash of $8.1 million and an accumulated deficit of $238.1 million. We used $0.5 million and $0.9 million in cash flows from operating activities during the years ended December 31, 2023 and 2022, respectively. We have historically incurred operating losses, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional engineering and product development activities and utilize cash for other corporate purposes. Our primary sources of capital have been from borrowings under our debt facilities and sales of our products. As of December 31, 2023, we had $15.0 million of borrowings outstanding under our debt facility with MidCap, which has a final maturity in June 2028.

In September 2021, we entered into a credit and security agreement with MidCap, also acting as the administrative agent, and the lenders identified therein and borrowed $8.0 million in the form of a senior term loan. The term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. In June 2023, we amended the credit facility to: (i) refinance our existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that can be drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. We also amended and restated the existing warrant to allow MidCap to purchase 800,000 shares of our common stock at an exercise price of $0.88 per share for a 10-year period ending June 30, 2033. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

In February 2024, the parties amended the debt agreement in order to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the periods ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, these amounts are set at $29.0 million, $29.25 million, $29.5 million and $30.0 million, respectively, and increasing to $33.0 million as set forth in such amendment for the periods thereafter. Also, because we did not anticipate being in compliance with the applicable minimum net revenue threshold financial covenant for the period ended December 31, 2023 under the debt agreement, MidCap and the lenders in such amendment, agreed to grant a limited waiver of the foregoing event that had occurred prior to the effectiveness of such amendment and of any right the lenders may have to exercise any of their rights against us as a result.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. Through December 31, 2023, we have incurred $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11.0 million  of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through December 31, 2023.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine war, the Israel-Hamas conflict, supply chain disruptions, rising interest rates, and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of this Annual Report.  However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Cash (used in) provided by
Operating activities	$(519)	$(924)
Investing activities	(5,019)	(4,367)
Financing activities	6,861	(500)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,323	$(5,791)

Operating Activities

Net cash used in operating activities was $0.5 million for the year ended December 31, 2023, compared to cash used in operating activities of $0.9 million for the year ended December 31, 2022. The decrease in cash used in operating activities for the year ended December 31, 2023 was primarily driven by a decrease in inventories and a consistent level of accounts receivable, offset by a higher net loss in the current year. We experienced an increase in accounts receivable in the prior year and had increased our inventories to avoid supply chain disruption.

Investing Activities

Net cash used in investing activities was $5.0 million for the year ended December 31, 2023, compared to cash used in investing activities of $4.4 million for the year ended December 31, 2022. The increase is primarily the result of an increase in capital assets as a result of the launch of the TheraClear Acne Therapy System, offset by the cash paid to acquire the TheraClear devices in 2022.

Financing Activities

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2023, compared to cash used in financing activities of $0.5 million for the year ended December 31, 2022. The increase is primarily the result of the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $6.9 million, net of financing costs.

Contractual Obligations and Commitments

Debt Obligations

In September 2021, we entered into an $8.0 million secured borrowing facility with MidCap. In June 2023, we amended our credit facility with MidCap to: (i) refinance our existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that can be drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand. The debt agreement was further amended in February 2024 to, among other things, revise the applicable minimum net revenue threshold financial covenant.

Operating Lease Obligations

We lease our facilities and certain IT and office equipment under non-cancellable operating leases with remaining lease terms of up to three years. Remaining lease obligations are $0.6 million as of December 31, 2023, with payments of $0.4 million due within the next year.

Contingent Consideration

Theravant, the seller of the TheraClear devices, is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones, up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. Through December 31, 2023, we have incurred $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales. As of December 31, 2023, we have estimated the future earnout payments at $1.2 million, of which $0.1 million is expected to be paid within the next year. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value.

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

Impact of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

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

We define our critical accounting policies as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. While our significant accounting policies are more fully described in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report, we believe the following discussion addresses our most critical accounting policies.

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

During 2023, we revised our projections of expected revenues and gross profits to be earned from the sale of TheraClear devices. The change in projections was considered significant enough to warrant a revaluation of the contingent consideration. To calculate the fair value of the earnout at December 31, 2023, using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 3.8%, revenue volatility of 15.0%, and a cost of equity of 10.0%. The fair value of the contingent consideration as of December 31, 2023 was estimated to be $1.2 million, which resulted in a reduction in contingent consideration of $7.4 million with a corresponding adjustment to the carrying value of the product technology intangible asset.

Goodwill and Intangible Impairments

As of December 31, 2023, we had $6.5 million of goodwill related to the acquisitions of the XTRAC and VTRAC businesses in fiscal 2015. We evaluate the carrying value of goodwill during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment Sales. Our analysis employed the use of both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Based on the assessment performed in the fourth quarter of 2023 in conjunction with the budgeting process, we recorded a $2.3 million impairment charge related to goodwill, which was the amount of the excess of the carrying value of the Dermatology Recurring Procedures reporting unit over its fair value. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

All of our intangible assets are finite-lived assets, with amortization recorded over the estimated useful life on a straight-line basis. During the year ended December 31, 2023, we recorded a $7.4 million reduction to the carrying value of the product technology intangible asset as a result of the revaluation of contingent consideration related to the purchase of the TheraClear devices. As of December 31, 2023 we had $7.3 million of intangible assets. The finite-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and Pharos customer lists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

We believe our state sales and use tax accruals have been properly recognized such that, if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state, the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. If and when we are successful in defending ourselves or in settling the sales tax obligation for a lesser amount, the reversal of this liability is to be recorded in the period the settlement is reached. However, the precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlement, remains uncertain.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed us an aggregate of $3.9 million including penalties and interest. The audits cover the period from March 2014 through November 2022. We received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.4 million of the total $3.9 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received  a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. We will be filing a motion to appeal the Appellate Division’s decision.

We are also in the administrative process of appeal with respect to the remaining $2.5 million of assessments. If there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

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

The financial statements required by this Item 8 are included in this Annual Report and begin on page F-1.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We are not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 8, 2024, we received  a decision from the New York State Appellate Division (“Appellate Division”) ruling against us in the matter of our sales tax appeal, affirming the State of New York Appeals Tribunal’s (“Tribunal”) ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. We will be filing a motion to appeal the Appellate Division’s decision.

During the three months ended December 31, 2023, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2023 and 2022.

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

3.2	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 contained in our Form 8-K current report as filed on January 8, 2016).
4.1	Specimen Stock Certificate Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005).
4.2	Description of Registrant’s Securities (attached hereto)
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3*	Form of Incentive Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.4*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.5*	STRATA Skin Sciences 2016 Omnibus Option Plan. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).
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

10.14
Settlement Agreement and Release, dated as of August 10, 2020, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2020).

10.15*
Employment Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2021).

10.16*
Form of Stock Option Agreement, dated as of March 1, 2021, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 1, 2021).

10.17*
Employment Agreement, dated as of October 4, 2021, between Christopher Lesovitz and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 4, 2021).

10.18
Form of Equity Distribution Agreement, dated October 15, 2021, between STRATA Skin Sciences, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2021).

10.19*	Form of Management Change of Control Severance Agreement (incorporated by reference to Exhibit 10.79 to our Annual Report on Form 10-K for the year ended December 31, 2021).
10.20
Credit and Security Agreement, dated as of September 30, 2021, as amended January 10, 2022, September 6, 2022 and June 30, 2023, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein. (incorporated by reference to Exhibit A of Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023).

10.21
Intellectual Property Security Agreement, dated as of September 30, 2021, between STRATA Skin Sciences, Inc. and MidCap Financial Trust. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2021).

10.22
Amended and Restated Warrant Agreement to Purchase Shares of the Common Stock of STRATA Skin Sciences, Inc., dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 6, 2023).

10.23
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Funding XXVII Trust (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 6, 2023).

10.24
Amendment No. 3 to Credit and Security Agreement, dated as of June 30, 2023, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023).

10.25
Amendment No. 4 to Credit and Security Agreement, dated as of February 20, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2024)

10.26
Amendment No. 5 to Credit and Security Agreement, dated as of March 27, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (attached hereto)

10.27
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022).

10.28
Form of Development Agreement by and between Theravant Corporation and STRATA Skin Sciences, Inc. (incorporation by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.29
Asset Purchase Agreement, dated as of August 16, 2021, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2021).

10.30*	Form of Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.31*	Form of VWAP Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022)
10.32
Letter Agreement, dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 6, 2023).

10.33
Intellectual Property Security Agreement Supplement, dated July 5, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.34
Employment Separation Agreement and Release, dated as of October 30, 2023, between Robert Moccia and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2023).

10.35
Employment Agreement, dated as of October 30, 2023, between Dolev Rafaeli and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 30, 2023).

10.36	Form of Stock Option Agreement between Dolev Rafaeli and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 30, 2023).
10.37
Retention Agreement, dated October 30, 2023, between Chris Lesovitz and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 30, 2023).

10.38
Letter agreement, dated as of February 20, 2024, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2024).

10.39	STRATA Skin Sciences, Inc. Clawback Policy (attached hereto)
23.1	Consent of Marcum, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STRATA SKIN SCIENCES, INC.

Date:	March 27, 2024	By:	/s/ Dolev Rafaeli
Dolev Rafaeli
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dolev Rafaeli	President, Chief Executive Officer,	March 27, 2024
Dolev Rafaeli	and Director (Principal Executive Officer)

/s/ Christopher Lesovitz	Chief Financial Officer	March 27, 2024
Christopher Lesovitz	(Principal Financial Officer and Financial Officer)

/s/ Uri Geiger	Director and Chairperson of the Board of Directors	March 27, 2024
Uri Geiger

/s/ Samuel Rubinstein	Director	March 27, 2024
Samuel Rubinstein

/s/ Dr. Irit Yaniv	Director	March 27, 2024
Dr. Irit Yaniv

/s/ Wayne Cafran	Director	March 27, 2024
Wayne Cafran

STRATA SKIN SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Sales and Use Tax Liabilities:

As discussed in Note 11 to the consolidated financial statements, the Company recognizes sales tax liabilities, including interest and penalties, for its domestic recurring revenue in those states which management determines are more-likely-than-not (“MLTN”) non-exempt from sales tax.  Such amounts are accounted for as transaction tax liabilities that are extinguished upon payment or settlement.  The Company recognizes use tax liabilities, including interest and penalties, for those states that management determines are MLTN to be exempt from sales tax obligations. The Company’s sales tax expense that is not presently being collected and remitted for its domestic recurring revenue are recorded as general and administrative expenses.  The Company is undergoing sales tax audits in two state jurisdictions which are each in the process of appeal.

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

Goodwill:

As discussed in Note 2 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment.  The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2023.

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

•
We involved our firm’s valuation professionals, with specialized skills and knowledge, who assisted in assessing assumptions utilized under the income and market approaches.  Such assumptions that were evaluated included the discount rate, selected comparable companies, market multiples, residual growth rate, control premium and market capitalization reconciliation.

Contingent Consideration:

As discussed in Note 3 to the consolidated financial statements, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). The purchase price included an initial cash payment, issuance of common stock and contingent consideration.  The contingent consideration is accounted for as a contingent liability under ASC 450, Contingencies.

We identified the valuation of the contingent consideration as a critical audit matter due to the audit effort relating to the following:

•
The determination of the estimate of the contingent consideration liability requires management to make significant estimates and assumptions related to forecasted revenue growth rates, estimated expenses, royalty rate and discount rates.  Such estimates and assumptions were challenging to test as they required forward looking assumptions with a high degree of subjectivity.

•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s valuation assumptions.

Our principal audit procedures related to the Company's estimate of the contingent consideration included the following:

•	We evaluated management's significant accounting policies related to accounting for contingent consideration for reasonableness.
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
March 27, 2024

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,784	$5,434
Restricted cash	1,334	1,361
Accounts receivable, net of allowance for credit losses of $222 and $382 at December 31, 2023 and 2022, respectively	4,440	4,471
Inventories	2,673	3,095
Prepaid expenses and other current assets	312	691
Total current assets	15,543	15,052
Property and equipment, net	11,778	9,950
Operating lease right-of-use assets	626	975
Intangible assets, net	7,319	17,394
Goodwill	6,519	8,803
Other assets	231	98
Total assets	$42,016	$52,272

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,343	$3,425
Accrued expenses and other current liabilities	6,306	6,555
Deferred revenues	2,120	2,778
Current portion of operating lease liabilities	352	355
Current portion of contingent consideration	53	313
Total current liabilities	12,174	13,426
Long-term debt, net	15,044	7,476
Deferred revenues and other liabilities	552	314
Deferred tax liability	186	306
Operating lease liabilities, net of current portion	237	610
Contingent consideration, net of current portion	1,135	8,309
Total liabilities	29,328	30,441
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,060,920 and 34,723,046 shares issued and outstanding at December 31, 2023 and 2022, respectively	35	35
Additional paid-in capital	250,711	249,024
Accumulated deficit	(238,058)	(227,228)
Total stockholders’ equity	12,688	21,831
Total liabilities and stockholders’ equity	$42,016	$52,272

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues, net	$33,358	$36,161
Cost of revenues	14,897	14,393
Gross profit	18,461	21,768
Operating expenses:
Engineering and product development	1,317	1,029
Selling and marketing	12,956	15,301
General and administrative	10,508	10,087
Impairment of goodwill	2,284	—
	27,065	26,417
Loss from operations	(8,604)	(4,649)
Other (expense) income:
Interest expense	(1,640)	(926)
Interest income	231	89
Loss on debt extinguishment	(909)	—
	(2,318)	(837)
Loss before benefit from / (provision for) income taxes	(10,922)	(5,486)
Benefit from / (provision for) income taxes	92	(63)
Net loss	$(10,830)	$(5,549)

Net loss per share of common stock, basic and diluted	$(0.31)	$(0.16)
Weighted average shares of common stock outstanding, basic and diluted	34,920,291	34,712,246

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance at January 1, 2022	34,364,679	$34	$247,059	$(221,679)	$25,414
Stock-based compensation expense	—	—	1,466	—	1,466
Issuance of common stock for acquisition	358,367	1	499	—	500
Net loss	—	—	—	(5,549)	(5,549)
Balance at December 31, 2022	34,723,046	35	249,024	(227,228)	21,831
Stock-based compensation expense	—	—	1,303	—	1,303
Issuance of restricted stock	337,874	—	—	—	—
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(10,830)	(10,830)
Balance at December 31, 2023	35,060,920	$35	$250,711	$(238,058)	$12,688

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,830)	$(5,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,553	5,293
Impairment expense	2,284	—
Amortization of operating lease right-of-use assets	349	395
Amortization of deferred financing costs and debt discount	140	157
Change in allowance for credit losses	(110)	107
Stock-based compensation expense	1,303	1,466
Loss on debt extinguishment	909	—
Loss on disposal of property and equipment	72	52
Deferred income taxes	(120)	40
Changes in operating assets and liabilities:
Accounts receivable	141	(1,145)
Inventories	689	(1,340)
Prepaid expenses and other assets	246	(111)
Accounts payable	(100)	603
Accrued expenses and other liabilities	(197)	229
Deferred revenues	(472)	(644)
Operating lease liabilities	(376)	(477)
Net cash used in operating activities	(519)	(924)
Cash flows from investing activities:
Purchase of property and equipment	(5,019)	(3,736)
Cash paid in connection with TheraClear asset acquisition	—	(631)
Net cash used in investing activities	(5,019)	(4,367)
Cash flows from financing activities:
Proceeds from long-term debt	7,000	—
Payment of deferred financing costs	(97)	—
Payment of contingent consideration	(42)	(500)
Net cash provided by (used in) financing activities	6,861	(500)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,323	(5,791)
Cash, cash equivalents and restricted cash at beginning of year	6,795	12,586
Cash, cash equivalents and restricted cash at end of year	$8,118	$6,795

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,415	$744
Cash paid during the year for income taxes	$22	$19
Supplemental schedule of non-cash operating, investing and financing activities:
Modification of common stock warrants	$384	$—
Transfer of property and equipment to inventories	$267	$463
Change in intangible assets and fair value of contingent consideration	$7,374	$—
Accrued exit fee recorded as debt discount	$450	$—
Accrued payment of contingent consideration	$18	$—
Inventories acquired in connection with TheraClear asset acquisition	$—	$71
Intangible assets acquired in connection with TheraClear asset acquisition	$—	$10,182
Contingent consideration issued in connection with TheraClear asset	$—	$9,122
Common stock issued in connection with TheraClear asset acquisition	$—	$500
Change in operating lease right-of-use assets and liabilities due to new and amended leases	$—	$732

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

Post-COVID-19 Pandemic

Since March 2020, the global pandemic related to a new strain of coronavirus (“COVID-19”) has negatively impacted business conditions in the industry in which the Company operates, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most offices have reopened, some physician practices closed and never reopened. Accordingly, the COVID-19 pandemic and its variants have negatively impacted the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames and those of its primary customers. It has also negatively impacted the Company’ supply chains and transport, customer behavior and staffing.

Impact of Russia-Ukraine War

Prior to the outbreak of the Russia-Ukraine War, Ukraine was the largest exporter of noble gases including neon, krypton, and xenon and has historically been the source of a significant amount of gas supplied to the Company by its contract suppliers. Neon gas is essential to the proper functioning of the Company’s lasers. The Company’s suppliers have been resourceful in continuing to supply gases to the Company but cannot assure the Company that the supply will remain uninterrupted. The reduced supply and ongoing conflict have also impacted the price of gas worldwide. Additionally, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 has led to a further tightening of rare gas supplies as semiconductor chip manufacturers reconfigure their supply chains to address the need to secure their own supplies of rare gases for use in the manufacture of computer chips.

Liquidity and Going Concern

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 11). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11.0 million of its common stock in registered “at-the-market” offerings. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War, and the Israel-Hamas conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned subsidiary in India. No operating activities have occurred within the Company’s subsidiary as of and during the years ended December 31, 2023 and 2022.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of lasers-in-process from raw materials and work-in-process inventories and finished goods inventories to property and equipment, net on the consolidated balance sheet.

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

The Company had one and two customers, international distributors, from which it earns dermatology recurring procedures and dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2023 and 2022, respectively. Revenues from these customers were $3.3 million and $8.5 million, or 10% and 23%, of total net revenues during the years ended December 31, 2023 and 2022, respectively. Accounts receivable associated with these customers was nil as of December 31, 2023 and $0.5 million, or 11%, of net accounts receivable as of December 31, 2022. One other customer had $0.7 million, or 16.5%, of net accounts receivable as of December 31, 2023. No other customer represented more than 10% of total accounts receivable as of December 31, 2022.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents consisted of credit card transactions with settlement terms of less than five days.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Restricted Cash

As discussed more fully in Note 11, an administrative state judge in the State of New York issued an opinion in January 2021 finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Tax Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, the Company received  a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. The Company will be filing a motion to appeal the Appellate Division’s decision.

The cash collateral is recorded as restricted cash on the consolidated balance sheets as of December 31, 2023 and 2022. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$6,784	$5,434
Restricted cash	1,334	1,361
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$8,118	$6,795

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily relates to amounts due from customers, which are typically due within 30 to 90 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for expected credit losses over the remaining contractual lives of its receivables, considering customer financial condition, historical loss experience with customers, current market economic conditions and forecasts of future economic conditions when appropriate. The Company does not require collateral or other security for accounts receivable. The Company also maintains allowances for estimated losses resulting from amounts deemed to be uncollectible from its customers. These allowances are for specific amounts on certain customer accounts based on facts and circumstances determined on a case-by-case basis. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. The Company does not recognize interest accruing on accounts receivable past due.

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

The Company’s equipment for the treatment of skin disorders (e.g. the XTRAC) will either (i) be placed in a physician’s office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser for sale is accumulated in inventory, and the cost to build a laser for placement is accumulated in property and equipment.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Upon retirement or disposition, the applicable property and equipment amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Depreciation and amortization are recognized using the straight-line method based on the estimated useful lives of the related assets. The Company uses an estimated useful life of three years for computers, hardware and software, five years for machinery and equipment and seven years for furniture and fixtures and the lesser of the useful life or lease term for leasehold improvements.

Intangible Assets

Intangible assets consist of core technology, product technology, customer relationships, trademarks and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to 12 years.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has two reporting units and goodwill is allocated to the reporting units (see Note 15).

  The Company performs its goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In conjunction with the annual budgeting process during the fourth quarter of 2023 and using data collected since the official launch of the TheraClear devices, the Company reduced its projected earnings from TheraClear devices (see Note 3). As a result, the Company bypassed the qualitative assessment of goodwill impairment and performed a quantitative assessment by comparing the fair value of each reporting unit with its carrying amount. The Company recorded a $2.3 million impairment charge related to goodwill, which was the amount of the excess of the carrying value of the dermatology recurring procedures reporting unit over its fair value. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability. The fair values of the reporting units were determined using both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and the Company’s weighted average cost of capital. Historical performance and management estimates of future performance were used to determine profit margins and growth rates.

The impairment charge is included in impairment of goodwill within the consolidated statement of operations for the year ended December 31, 2023. The dermatology procedures equipment reporting unit was not identified as having impairment for the year ended December 31, 2023. The Company’s annual goodwill impairment test resulted in no impairment charge during the year ended December 31, 2022.

Impairment of Long-Lived Assets and Intangibles

The Company reviews its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, less costs to sell. The Company did not record any charges related to asset impairment during the years ended December 31, 2023 and 2022.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The activity in the warranty accrual during the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$207	$79
Additions	237	246
Expirations and claims satisfied	(141)	(118)
Total	303	207
Less current portion within accrued expenses and other current liabilities	(180)	(136)
Balance within deferred revenues and other liabilities	$123	$71

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

The following table presents the Company’s net revenues disaggregated by dermatology recurring procedures and dermatology procedures equipment (in thousands):

	Year Ended December 31,
	2023	2022
Dermatology recurring procedures	$21,530	$23,025
Dermatology procedures equipment	11,828	13,136
Total net revenues	$33,358	$36,161

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements (in thousands):

Years ending December 31:
2024	$1,319
2025	787
2026	569
2027	298
$2,973

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.7 million and $0.6 million, respectively, and the Company expects to recognize $0.3 million and $0.4 million, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2023 and 2022, the $0.3 million and $0.4 million of short-term contract liabilities, respectively, is presented as deferred revenues and the $0.4 million and $0.2 million of long-term contract liabilities, respectively, is presented within deferred revenues and other liabilities on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.9 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2022 and 2021.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Engineering and Product Development

Engineering and product development costs associated with research, new product development and product redesign are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and marketing expenses within the Company’s consolidated statement of operations. The Company recognized advertising costs of $0.5 million and $1.6 million during the years ended December 31, 2023 and 2022, respectively.

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

The Company recognizes the tax effects of uncertain tax positions only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2023. The Company includes interest and penalties related to income tax obligations within income tax expense. The Company’s tax years are still under open status from 2020 to present.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
Stock options	7,728,721	4,474,714
Common stock warrants	800,000	373,626
Restricted stock units	22,654	278,004
	8,551,375	5,126,344

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended subsequently by ASUs 2018-19, 2019-04, 2019-05, 2019-10, 2019-11 and 2020-03. The guidance in the ASUs requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used. The standard also establishes additional disclosures related to credit risks. This standard was effective for fiscal years beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material effect on the consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 and early adoption is permitted. The Company does not currently believe it will have a material effect on its consolidated financial statements, but it could in the future.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will primarily require enhanced disclosures about significant segment expenses and information used to assess segment performance and enhanced disclosures in interim periods. The guidance in this ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 15, 2024. Early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

3. Asset Acquisition

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

The Company made an upfront cash payment of $0.5 million and issued to Theravant 358,367 shares of common stock with an aggregate value of $0.5 million as of the closing date in connection with the TheraClear asset acquisition. During the fourth quarter of 2022, the Company also made a $0.5 million milestone payment upon the launch of the TheraClear Acne Therapy System, one of the development-related targets. Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to  $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. Through December 31, 2023, the Company has incurred $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales.

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

The technology intangible asset is being amortized on a straight-line basis over a period of ten years, to be updated for subsequent changes in the contingent consideration that is allocated to its carrying value. The intangible asset was valued using the relief from royalty method. Significant assumptions used in the relief from royalty method include a 14.5% weighted average cost of capital and 15.0% of revenues for the royalty rate. The net book value of acquired inventories approximated its fair value. To calculate the fair value of the earnout using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 1.6%, revenue volatility of 45.0%, and a cost of equity of 10.5%. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year is classified as current on the consolidated balance sheet.

During 2023, the Company revised its projections of expected revenues and gross profits to be earned from TheraClear devices. The change in projections was considered significant enough to warrant a revaluation of the contingent consideration. To calculate the fair value of the earnout at December 31, 2023, using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 3.8%, revenue volatility of 15.0%, and a cost of equity of 10.0%. The fair value of the contingent consideration as of December 31, 2023 was estimated to be $1.2 million, which resulted in a reduction in contingent consideration of $7.4 million with a corresponding adjustment to the carrying value of the technology intangible asset.

4. Fair Value Measurements

The carrying values of cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of December 31, 2023 and 2022 due to their short-term nature. The carrying value of the Company’s current Senior Term Facility approximated its fair value as of December 31, 2023 and 2022 due to its variable interest rate.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials and work-in-process	$2,192	$2,966
Finished goods	481	129
	$2,673	$3,095

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Lasers placed-in-service	$32,095	$28,790
Equipment, computer hardware and software	293	293
Furniture and fixtures	240	235
Leasehold improvements	203	136
Lasers-in-process	3,231	2,452
	36,062	31,906
Less: accumulated depreciation and amortization	(24,284)	(21,956)
	$11,778	$9,950

The Company recorded depreciation and amortization expense of $2.9 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively.

7. Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to three years, and one facility lease had a renewal option for two years. The renewal option was initially excluded from the determination of the lease term as it was not reasonably certain of exercise. In August 2022, the Company exercised the renewal option and amended the terms of the option, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $0.7 million during the year ended December 31, 2022. There were no lease modifications during the year ended December 31, 2023.

Operating lease costs were $0.4 million for each of the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for each of the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the weighted average incremental borrowing rate was 8.60% and 8.76%, respectively, and the weighted average remaining lease term was 2.0 years and 2.8 years, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following table summarizes the Company’s operating lease maturities as of December 31, 2023 (in thousands):

Years ending December 31:
2024	$386
2025	195
2026	55
Total remaining lease payments	636
Less: imputed interest	(47)
Total lease liabilities	$589

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

8. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

December 31, 2023	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(4,845)	$855
Product technology	4,808	(3,866)	942
Customer relationships	6,900	(5,865)	1,035
Tradenames	1,500	(1,275)	225
Pharos customer lists	5,314	(1,052)	4,262
	$24,222	$(16,903)	$7,319

December 31, 2022	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(4,275)	$1,425
Product technology	12,182	(3,018)	9,164
Customer relationships	6,900	(5,175)	1,725
Tradenames	1,500	(1,125)	375
Pharos customer lists	5,314	(609)	4,705
	$31,596	$(14,202)	$17,394

The Company recorded amortization expense of $2.7 million and $2.9 million during the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023 the Company recognized an adjustment of $7.4 million to the carrying value of product technology as a result of the revaluation of contingent consideration related to the TheraClear asset acquisition (Note 3).

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Years ending December 31:
2024	1,971
2025	1,266
2026	561
2027	561
2028	561

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Goodwill consists of the following (in thousands):

	December 31,
	2023	2022
Dermatology recurring procedures segment	$5,674	$7,958
Dermatology procedures equipment segment	845	845
	$6,519	$8,803

During the year ended December 31, 2023, the Company recognized a goodwill impairment charge of $2.3 million related to the dermatology recurring procedures segment primarily driven by a decline in projected cash flows, including revenues and profitability (see Note 2).

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Warranty obligations	$180	$136
Compensation and related benefits	1,679	1,997
State sales, use and other taxes	4,316	3,986
Professional fees and other	131	436
	$6,306	$6,555

10. Long-Term Debt

On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust (“MidCap”), also acting as the administrative agent, and the lenders identified therein. The original terms provided for an $8.0 million senior term loan. Borrowings under the senior term loan originally bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and were scheduled to mature on September 1, 2026, unless terminated earlier. The Company was obligated to make monthly interest-only payments through September 30, 2024. The credit and security agreement was amended on January 10, 2022 to provide MidCap’s consent to the TheraClear asset acquisition (Note 3). On September 6, 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%.

On June 30, 2023, the Company entered into (a) Amendment No. 3 to the credit and security agreement (the “Third Amendment”); (b) the Amended and Restated Warrant Agreement (the “A&R Warrant”) with MidCap Funding XXVII Trust (together with any registered holder from time to time or any holder of the shares issuable or issued upon the exercise or conversion of the warrant, the “Warrantholder”), which amended and restated the warrant agreement to purchase shares of the common stock of the Company, dated as of September 30, 2021 (the “Prior Warrant”), with the Warrantholder; (c) the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Warrantholder, which amended and restated the registration rights agreement, dated as of September 30, 2021, with the Warrantholder; and (d) a letter agreement (the “Fee Letter Agreement”) with MidCap, as agent.

On February 20, 2024, the Company entered into (a) Amendment No. 4 to the credit and security agreement (the “Fourth Amendment”) which amended the credit and security agreement (as amended by the Third and Fourth Amendments, the “Senior Term Facility”), and (b) a second amended and restated letter agreement (“Amended Fee Letter Agreement”) with MidCap, as agent.

On March 27, 2024, the Company entered into Amendment No. 5 to the credit and security agreement, which clarified certain provisions related to the maintenance of cash collateral accounts.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Senior Term Facility provides for a senior secured term loan facility of $20.0 million, of which $8.0 million was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7.0 million was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5.0 million tranche (“Credit Facility #3”) is available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding 12 calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) is greater than or equal to $30.0 million (such condition, the “Applicable Funding Condition”).  Credit Facility #3 can be drawn beginning on the later of the satisfaction of the Applicable Funding Condition and January 1, 2024, with such commitment terminating on the earlier to occur of December 31, 2024 and the delivery of a written notice by MidCap to the Company terminating the applicable commitments following an Event of Default (as defined in the Senior Term Facility) that has not been waived or cured at the time such notice is delivered. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%.  The effective interest rate of the Senior Term Facility as of December 31, 2023 and 2022 was 13.68% and 11.72%, respectively. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility.  The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5.0 million, at any time upon 30 days’ written notice.  Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of February 20, 2024, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after February 20, 2024, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $29.0 million of net revenue (raised to $33.0 million by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million) for the trailing 12-month period as of March 31, 2024, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. Prior to the execution of the Fourth Amendment, the minimum net revenue threshold was $36.0 million for the trailing 12-month period as of December 31, 2023, which the Company did not meet. Through the Fourth Amendment, MidCap granted a limited waiver of this event of default that occurred as of December 31, 2023 and of any right MidCap had to exercise its rights against the Company as a result. At December 31, 2023, the Company was in compliance with all other financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable.  In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. Given that the Fourth Amendment granted a limited waiver as described above, as of December 31, 2023, the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and was remote.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Pursuant to the Amended Fee Letter Agreement, the Company agreed to pay MidCap, as administrative agent, the following fees: (a) an origination fee on June 30, 2023 in an amount equal to (i) the Credit Extensions (as defined in the Senior Term Facility) in respect of Credit Facility #2, multiplied by (ii) 0.50%; (b) on the maturity date of the Senior Term Facility or any earlier date on which the obligations thereunder become due and payable in full or are otherwise paid in full (such date, the “Full Exit Fee Payment Date”), the Company shall pay an exit fee equal to (i) 4.00% of the total aggregate principal amount of Credit Extensions (as defined in the Senior Term Facility) made pursuant to the Senior Term Facility (regardless of any repayment or prepayment thereof) as of the Full Exit Fee Payment Date (such aggregate amount, the “Exit Fee Base Amount”), less (ii) any Partial Exit Fee (as defined below) previously paid; (c) on the date of any voluntary or mandatory partial prepayment of the borrowings under the Senior Term Facility (or on the date such mandatory prepayment becomes due and payable) (each such date, a “Partial Exit Fee Payment Date”), the Company shall pay an exit fee equal to 4.00% of the principal amount of the credit facilities paid or prepaid (or required to be paid in the case of a mandatory prepayment) as of the Partial Exit Fee Payment Date (such amount, the “Partial Exit Fee”); and (d) an origination fee payable contemporaneously with funding Credit Facility #3 in an amount equal to (i) the Credit Extensions (as defined in the Senior Term Facility) in respect of Credit Facility #3, multiplied by (ii) 0.50%.

The Prior Warrant allowed the Warrantholder, an affiliate of the lender, to purchase 373,626 shares of the Company’s common stock at an exercise price equal to $1.82 per share for a 10-year period ending September 30, 2031. Pursuant to, and in accordance with, the terms and conditions of the A&R Warrant, which amended and restated the Prior Warrant, the Warrantholder can purchase 800,000 shares of the Company’s common stock at an exercise price equal to $0.88 per share for a 10-year period ending on June 30, 2033.  Pursuant to the A&R Registration Rights Agreement, the Company registered the shares underlying the A&R Warrant effective August 18, 2023.  The amendment of the warrant resulted in an increase in the fair value of the warrant, which has been accounted for as a lender fee.

The Third Amendment has been accounted for as a debt extinguishment, as the new loan is considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $0.9 million for the year ended December 31, 2023, which includes unamortized debt discount on the original loan of $0.4 million, an increase in the fair value of the warrant of $0.4 million and lender fees of $0.1 million. In connection with the Third Amendment, the Company recorded the $0.5 million exit fee (equal to 3.00% of the aggregate principal amount of Credit Extensions #1 and #2 prior to execution of the Fourth Amendment) as both a debt discount and an increase to the principal amount of the debt. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.4 million and $0.5 million as of December 31, 2023 and 2022, respectively. The Company recognized interest expense of $1.6 million during the year ended December 31, 2023, of which $0.1 million was related to the amortization of the debt discount. The Company recognized interest expense of $0.9 million during the year ended December 31, 2022, of which $0.2 million was related to the amortization of the debt discount.

Future minimum principal payments at December 31, 2023 are as follows (in thousands):

Years ending December 31:
2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	450
15,450
Less: unamortized debt discount	(406)
Long-term debt, net	$15,044

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
11. Commitments and Contingencies

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which requires the Company to pay $0.1 million, was subject to the right of individual class members to opt out of the settlement and proceed on their own. No individual has requested to opt out of the settlement. As of December 31, 2023, $0.1 million has been accrued for this matter.

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed the Company an aggregate of $3.9 million including penalties and interest. The audits cover the period from March 2014 through November 2022. The Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.4 million of the total $3.9 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the Tribunal overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the Appellate Division, and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
On March 8, 2024, the Company received  a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming  the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. The Company will be filing a motion to appeal the Appellate Division’s decision.

The Company is also in the  administrative process of appeal with respect to the remaining $2.5 million of assessments. If there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or the Company does not have other defenses where the Company prevails, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of the employee’s contribution. For the years ended December 31, 2023 and 2022, the Company’s contributions to the plan were $0.4 million and $0.3 million, respectively.

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

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue preferred stock with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C convertible preferred stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C convertible preferred stock shares do not have voting rights. Each share of Series C convertible preferred stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price equal to $2.69. No preferred shares were outstanding as of December 31, 2023 and 2022.

Common Stock

The Company issued 337,874 shares upon the vesting of restricted stock during the year ended December 31, 2023.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
              On June 26, 2023, the Company had received written notification from the Nasdaq Stock Market (“Nasdaq”) that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days and that the Company, therefore, was not in compliance with the requirements for continued listing on the Nasdaq Capital Market. On December 27, 2023, the Company received written notice from Nasdaq that it had been granted a 180-day extension, or until June 24, 2024, to regain compliance with Nasdaq’s minimum bid price rule.

The Company issued 358,367 shares to Theravant as consideration for the TheraClear asset acquisition (Note 3) during the year ended December 31, 2022.

In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of the Company’s common stock have been sold under this distribution agreement during fiscal 2023 or 2022.

Common Stock Warrants

In September 2021 and in connection with entering into the Company’s Senior Term Facility (Note 10), the Company issued a warrant to purchase 373,626 shares of the Company’s common stock at an initial exercise price of $1.82 per share. The warrant was amended in June 2023 in connection with the execution of the Third Amendment to the Senior Term Facility. The amended warrant is to purchase 800,000 shares of the Company’s common stock at an exercise price equal to $0.88 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its amendment date. As of December 31, 2023, the warrant remains outstanding in its entirety.

13. Stock-Based Compensation

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of December 31, 2023, there were 1,329,375 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Selling and marketing	$79	$203
General and administrative	1,224	1,263
	$1,303	$1,466

On April 3, 2023 and March 30, 2022, the Company granted 150,000 and 160,000 stock-based options, respectively, to its former Chief Executive Officer. The vesting of these awards was contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. The market condition was not met for the 2022 awards and 60,000 of the stock-based options were forfeited during 2022. The 150,000 stock-based options awarded in 2023 were forfeited by December 31, 2023 due to the Chief Executive Officer’s separation and failure to achieve the vesting conditions.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Also in connection with the separation of the Company’s Chief Executive Officer in October 2023, the vesting of 272,098 unvested options to purchase shares of common stock was accelerated. As this acceleration of vesting occurred in accordance with the terms of the original option agreement, it is not considered a modification for accounting purposes. The Company recognized $0.3 million of share-based compensation expense in connection with the accelerated vesting.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Number of Shares Under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	3,938,613	$1.90
Granted	1,000,000	1.41
Exercised	(15,000)	1.29
Forfeited and expired	(448,899)	2.63
Outstanding at December 31, 2022	4,474,714	$1.72	8.02
Granted	4,545,069	0.63
Forfeited and expired	(1,291,062)	1.56
Outstanding at December 31, 2023	7,728,721	1.11	6.70
Exercisable at December 31, 2023	1,256,062	$1.75	2.09

The weighted‑average grant date fair value of options granted was $0.44 and $1.06 per share during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $2.1 million, which the Company expects to recognize over a weighted‑average period of approximately 3.1 years. The aggregate intrinsic value of options outstanding at December 31, 2023 was $0.1 million. There was no aggregate intrinsic value of options exercisable at December 31, 2023 and no options were exercised during the year ended December 31, 2023. There was no aggregate intrinsic value of options outstanding and options exercisable at December 31, 2022 or of options that were exercised during the year ended December 31, 2022.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the year ended December 31, 2023 and 2022 was determined using the methods and assumptions discussed below.

●
The expected term of employee options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options expire up to a maximum of ten years from the date of grant.

●	The expected volatility is based on historical volatility of the Company’s common stock.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

●	The expected dividend yield is none because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its shares of common stock.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the years ended December 31, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	7.49	6.10
Expected volatility	74.58%	89.57%
Risk-free rate	4.38%	2.51%
Dividend rate	0.00%	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2022	90,540	$1.45
Granted	187,464	0.96
Vested	(158,407)	1.26
Unvested at December 31, 2022	119,597	$0.93
Granted	179,613	1.03
Vested	(179,467)	0.96
Forfeited and expired	(97,089)	1.03
Unvested at December 31, 2023	22,654	$1.03

As of December 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $18 thousand, which the Company expects to recognize over a weighted‑average period of approximately 0.5 years.

14. Income Taxes

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	28	23
	28	23
Deferred:
Federal	(68)	23
State	(52)	17
	(120)	40
(Benefit from) / provision for income taxes	$(92)	$63

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax liability for federal income taxes consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$46,718	$45,077
Intangible assets	2,138	1,697
Inventories	71	57
Reserves and accrued expenses	1,381	1,431
Stock-based compensation	180	548
Operating lease liabilities	145	240
Interest expense limitation carryover	552	208
Property and equipment	—	1,111
Gross deferred tax assets	51,185	50,369
Less: valuation allowance	(50,139)	(49,005)
	1,046	1,364
Deferred tax liabilities:
Property and equipment	(412)	—
Operating lease right-of-use assets	(154)	(242)
Goodwill	(666)	(1,095)
481(a) adjustment	—	(333)
	(1,232)	(1,670)
Net deferred tax liability	$(186)	$(306)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a nearly full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2023. The valuation allowance increased by $1.1 million during the year ended December 31, 2023. The Company does not have unrecognized tax benefits as of December 31, 2023 or 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes as follows (in thousands):

	December 31,
	2023	2022
Federal	$205,212	$198,144
State	$63,566	$60,784

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2023	2022
Federal tax expense at statutory rate	21.00%	21.00%
State tax, net of federal benefit	0.18%	(0.58)%
Permanent differences	(1.89)%	(2.23)%
Other difference and true ups	(8.07)%	(11.20)%
Change in valuation allowance	(10.38)%	(8.14)%
Effective income tax rate	0.84%	(1.15)%

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The provisions of the IRA did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2023, as the Company currently does not qualify as a large corporation for the 15% alternative minimum tax and there were no stock repurchases during 2023. The Company will monitor its operations for changes that could impact the applicability of the IRA provisions in future tax years.

15. Business and Geographical Reporting Segments

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following tables reflect results of operations from our business segments for the periods indicated below (in thousands, except gross profit %):

Year Ended December 31, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$21,530	$11,828	$33,358
Cost of revenues	8,729	6,168	14,897
Gross profit	12,801	5,660	18,461
Gross profit %	59.5%	47.9%	55.3%

Allocated expenses:
Engineering and product development	1,011	306	1,317
Selling and marketing	11,169	1,787	12,956
Impairment of goodwill	2,284	—	2,284
Unallocated expenses	—	—	10,508
	14,464	2,093	27,065
(Loss) income from operations	(1,663)	3,567	(8,604)
Interest expense	—	—	(1,640)
Interest income	—	—	231
Loss on debt extinguishment	—	—	(909)
(Loss) income before benefit from / (provision for) income taxes	$(1,663)	$3,567	$(10,922)

Year Ended December 31, 2022	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$23,025	$13,136	$36,161
Cost of revenues	8,371	6,022	14,393
Gross profit	14,654	7,114	21,768
Gross profit %	63.6%	54.2%	60.2%

Allocated expenses:
Engineering and product development	672	357	1,029
Selling and marketing	13,503	1,798	15,301
Unallocated expenses	—	—	10,087
	14,175	2,155	26,417
Income (loss) from operations	479	4,959	(4,649)
Interest expense	—	—	(926)
Interest income	—	—	89
Income (loss) before benefit from / (provision for) income taxes	$479	$4,959	$(5,486)

For the years ended December 31, 2023 and 2022, depreciation and amortization by reportable segment were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Dermatology recurring procedures	$4,793	$4,421
Dermatology procedures equipment	746	857
Unallocated expenses	14	15
Total	$5,553	$5,293

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The following tables present the Company’s revenue disaggregated by geographical region for the years ended December 31, 2023 and 2022 (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Year Ended December 31, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$20,215	$2,813	$23,028
China	—	3,340	3,340
Korea	673	2,055	2,728
Other foreign	642	3,620	4,262
Total	$21,530	$11,828	$33,358

Year Ended December 31, 2022	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$21,585	$2,396	$23,981
China	195	4,556	4,751
Korea	888	2,828	3,716
Other foreign	357	3,356	3,713
Total	$23,025	$13,136	$36,161

As of December 31, 2023 and 2022, total assets by reportable segment were as follows (in thousands):

	December 31,
	2023	2022
Dermatology recurring procedures	$28,137	$37,230
Dermatology procedures equipment	5,507	7,890
Other unallocated assets	8,372	7,152
Total	$42,016	$52,272

Long-lived assets of $0.8 million and $0.6 million were located in international markets, primarily Korea and Japan, as of December 31, 2023 and 2022, respectively, with the remainder located in domestic markets.

16. Subsequent Events

On February 20, 2024, the Company amended its credit and security agreement and fee letter agreement with MidCap. On March 27, 2024, the Company further amended its credit and security agreement with MidCap. See Note 10 for details.