Form 10-K/A
period 2023-12-31
STRATA Skin Sciences, Inc.
filed 2024-04-29
CIK 1051514

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of our common stock as of June 30, 2023 was 34,881,453 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $17,264,756, computed by reference to the closing market price of $0.95 of the common stock as of June 30, 2023 and 18,173,427 shares held by non-affiliates. As of April 24, 2024, the number of shares outstanding of our common stock was 35,060,954.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Strata Skin Sciences, Inc. (the “Company”, “we”, “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The table below sets forth our current directors. We have also included below a summary of the business experience, including a discussion of the qualifications, attributes and skills that led our Board of Directors to the conclusion that each of our directors should serve as a director of the Company.

Name	Position	Age
Dr. Uri Geiger	Chairman of the Board	56
Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	60
Wayne Cafran(1)(2)	Director	63
Shmuel (Samuel) Rubinstein(1)(2)	Director	84
Dr. Irit Yaniv(1)(2)	Director	59

(1)	Member of the Audit Committee. Mr. Cafran serves as Chair of the Audit Committee.

(2)	Member of the Compensation/Nominating and Corporate Governance Committee. Mr. Rubinstein serves as Chair of the Compensation/Nominating and Corporate Governance Committee.

Below is a biography of each of the directors, other that Dr. Rafaeli, whose biography can be found under Executive Officers.

Dr. Uri Geiger  has served as  our Chairman of the Board since 2018. He has served as Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel's first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University's Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street.” He earned his doctorate from New York’s Columbia University Center for Law & Economics, where he majored in global equity markets. Dr. Geiger brings extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises. Dr. Geiger served as Chairman and Board member of over 30 medical device companies including a number of NASDAQ listed companies. Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. Dr. Geiger has served on the board of directors of NeuroPace, Inc., a publicly traded medical device company focused on epilepsy, since January 2023 and Minerva Surgical, Inc., a publicly traded medical device company focused on uterine healthcare, since February 2023. We believe Dr. Geiger’s qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Wayne Cafran has served as a member of the Board since 2023. He is currently an Advisor for MyNextSeason, a position he has held since 2021. Mr. Cafran applies his entrepreneurial spirit and more than 30 years of Big Four leadership to his client work. He is practiced at responding to industry evolutions and creating transformational strategies; as a former Principal with KPMG, led Healthcare Advisory services with responsibility for oversight, growth, and business development of key accounts. Mr. Cafran also served as a national leader for the Healthcare Internal Audit practice, assisting and advising on all aspects of client services, as well as acting as lead partner to the firm’s largest clients. Previously, he started the firm’s Healthcare Internal Audit practice, where he drove significant market share growth. A valued advisor to audit committees, he has deep experience with governance practice, internal controls, and regulatory change. Mr. Cafran has demonstrated a career-long devotion to mentoring others and is a Certified Professional Coach from the Institute for Professional Excellence in Coaching. Passionate about promoting diversity at all levels, he served as a Champion on KPMG’s African American Business Resources Group as well as KPMG’s Veterans Business Resource Group. Since 2022, he has served as a Board Director for EmblemHealth, and was previously a Board Chair and Audit Committee Chair for Liberation Programs. He holds a BA in Political Science from Binghamton University and a Master of Public Administration in Health Finance from New York University. We believe Mr. Cafran’s qualifications to serve on our Board of Directors includes his extensive audit and healthcare experience.

Shmuel (Samuel) Rubinstein has served as a member of the Board since May 2018. Mr. Rubinstein has many years of experience in the pharmaceutical and medical device fields, include having served for over 20 years as the Chief Executive Officer and General Manager of Taro Pharmaceuticals Industries, overseeing its successful acquisition by SUN Pharma. In 2003, Mr. Rubinstein received the Exceptional Industrialist award. During these years he also finished an International Marketing Course at the Wharton School of the University of Pennsylvania. Mr. Rubinstein serves as a board member on the boards of Mediwound Ltd., Medison Biotech, Trima Pharma (where he serves as chairman), and KSDG. He previously served on the boards of Exalenz (acquired by VIVO), Kamada (KMDA), and Clal Biotechnology Industries (CBI), and is a consultant to Sol-Gel Pharma. Mr. Rubinstein is also a director at the Medical Research Fund near The Tel Aviv Sourasky Medical Center and The National Authority for Yiddish Culture. We believe Mr. Rubinstein's qualifications to serve on the Board of Directors include his wealth of knowledge and industry expertise in finance, investment banking, mergers and acquisitions, equity research and investment management experience in the dermatology industry.

Dr. Irit Yaniv has been a member of our Board since 2023. She has more than 25 years of experience in the venture capital, pharmaceutical and MedTech industries. As a senior manager, skilled physician, and experienced board member, she possesses a highly developed combination of leadership, decision making and business skills. Dr. Yaniv has served as partner at Accelmed Ventures since 2012. During this time she led Eximo from pre-clinical development through acquisition. Dr. Irit Yaniv previously served as Executive Director and Chairperson of Accelmed's Innovation Hub portfolio companies, a global group of funds investing and acquiring control in HealthTech companies focused on Buyout and Non-Control transactions in commercial stage companies. Dr. Yaniv holds an MD degree from the Ben-Gurion University and an MBA from the Recanati Business School at Tel Aviv University. We believe Dr. Yaniv’s qualifications to serve on our Board of Directors includes her extensive healthcare and medical device industry experience.

Executive Officers

The table below sets forth information about our executive officers. We have also included below a brief summary of the business experience of each of our executive officers.

Name	Position	Age
Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	60
Christopher Lesovitz	Chief Financial Officer	42
Shmuel Gov	Chief Operating Officer	65

Dr. Dolev Rafaeli assumed the duties of President, Chief Executive Officer, and Vice-Chairman of the Board in October 2023. Dr. Rafaeli has over 30 years of experience in the healthcare, medical device, consumer and industrial services fields. He previously served as the President and CEO of Strata Skin Sciences from 2018 to 2021. He was a Member of the Board of Directors of the company that founded the XTRAC business (which was sold to Strata Skin Sciences in 2015), PhotoMedex Inc. (Nasdaq: PHMD), between 2011 and 2017. Under his management at PhotoMedex, he oversaw sales growth from $19 million to over $300 million, driven by increases in brand portfolio, distribution channels and M&A transactions, and the creation of the unique Direct-to-Consumer go-to-market strategies that drove that growth. He was President and CEO of Radiancy, a subsidiary of PhotoMedex, from 2006 to 2017. He also served as General Manager of Orbotech in China and Hong Kong, and held senior positions at Motorola. Dr. Rafaeli holds a Ph.D. in Business Administration from Century University, an MBA (with distinction) from Cornell University, a Masters Degree in Operations Management and a B.Sc. in Industrial Engineering and Management (both Summa Cum Laude) from the Technion Israel Institute of Technology.

Christopher Lesovitz has served as the Company’s Chief Financial Officer since 2021. Mr. Lesovitz also served as the Company’s Controller beginning in July 2021. Previously, he led the finance department at Encore Dermatology, Inc., a fully integrated dermatology company. Prior to that, Mr. Lesovitz held various finance roles with Iroko Pharmaceuticals, LLC, a pharmaceutical company specializing in pain management, serving as its Assistant Controller and as its Senior Accounting Manager. Mr. Lesovitz received his Bachelor of Science in accounting from Villanova University in 2004. Additionally, Mr. Lesovitz is a Certified Public Accountant (CPA) in the Commonwealth of Pennsylvania.

Shmuel Gov has served as the Company’s Chief Operating Officer since November 2023. Prior to that, Mr. Gov served as the Company’s Senior Vice President and General Manager in charge of operations at the Company’s manufacturing and R&D facility in Carlsbad, CA. He joined the Company in 2015 as Vice President and General Manager. He has over 25 years of experience in medical device manufacturing, logistics, and R&D. He holds degrees in electronics engineering and international business management.

Board Committees

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

Audit Committee

The current members of our Audit Committee are Wayne Cafran (Chair), Samuel Rubinstein, and Irit Yaniv, each of whom we believe satisfies the independence requirements of NASDAQ and the SEC. Mr. Cafran chairs this committee and has been designated as the “Audit Committee financial expert” under Item 407(d)(5) of Regulation S-K. The Board of Directors determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC and NASDAQ. Our Board of Directors has determined that each member of the Audit Committee has the requisite accounting or related financial expertise required by applicable NASDAQ rules. Our Audit Committee assists our Board of Directors in its oversight of:

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

Compensation and Nominating/Governance Committee

The current members of our Compensation and Nominating/Governance Committee are Samuel Rubinstein (Chair), Irit Yaniv, and Wayne Cafran each of whom we believe satisfies the independence requirements of NASDAQ. Mr. Rubinstein chairs this committee. The purpose of our Compensation/Nominating and Governance Committee is to assist in the responsibilities of the Board of Directors relating to compensation of our executive officers. In addition to its role in compensation matters, the purpose of our Compensation and Nominating/Governance Committee is to review all Board of Director-recommended and stockholder-recommended nominees, determine each nominee's qualifications and to make a recommendation to the full Board of Directors as to which persons should be the Board of Directors' nominees. Specific responsibilities of the committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•
evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of the Chief Executive Officer and other executive officers in accordance with such objectives;

•	reviewing employment agreements for executive officers;

•	recommending to the Board of Directors the compensation for our directors;

•	administering our equity compensation plans and other employee benefit plans;

•	evaluating human resources and compensation strategies, as needed;

•	identifying and recommending to the Board of Directors individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the director nominees for the next annual meeting of stockholders;

•	recommending to the Board of Directors director committee assignments;

•	reviewing and evaluating succession planning for the Chief Executive Officer and other executive officers;

•	monitoring the independence of the directors;

•	developing and overseeing the corporate governance principles applicable to members of the Board of Directors, officers and employees;

•	reviewing and approving director compensation and administering the Non-Employee Director Plan;

•	Overseeing the Company’s cybersecurity programs;

•	monitoring the continuing education for our directors; and

•	evaluating annually the Compensation and Nominating/Governance Committee charter.

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

The Compensation/Nominating and Governance Committee considers potential candidates recommended by its members, management and others, including stockholders. In considering candidates recommended by stockholders, the committee will apply the same criteria it applies in connection with candidates recommended by the Compensation/Nominating and Governance Committee. Stockholders may propose candidates to the Compensation/Nominating and Governance Committee by delivering a notice to the Compensation/Nominating and Governance Committee that contains the information required by the Bylaws. The Compensation/Nominating and Governance Committee did not pay any fee to any third party to search for, identify and/or evaluate the 2023 nominees for directors.

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

The Board of Directors' Role in Risk Oversight

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

Code of Conduct

We have adopted the Code of Business Conduct and Ethics, the Domestic and Foreign Anti-Corruption Policy and the Whistleblowers' Hotline Policy and Procedures for Reporting that applies to all officers, directors and employees. These documents are available in the Corporate Governance section of the Investor Relations section of our website at: www.strataskinsciences.com. If we make any substantive amendments to code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation

Executive Officers

During the year ended December 31, 2023, our named executive officers were:

•	Dolev Rafaeli, President and Chief Executive Officer (beginning October 30, 2023)

•	Robert Moccia, former President and Chief Executive Officer (through October 30, 2023)

•	Christopher Lesovitz, Chief Financial Officer

•	Shmuel Gov, Chief Operating Officer

Components of Executive Compensation during 2023

Mr. Lesovitz receives a base salary at the rate of Two Hundred and Eighty-Five Thousand Dollars ($250,000) per annum (the “Base Salary”), and is entitled to receive a bonus based upon the performance of the Company’s business during the relevant quarters of each fiscal year (“FY”) and other goals to be proposed by the CEO and approved by the Compensation Committee of the Board (the “Compensation Committee”).

Upon appointment to the CFO position Mr. Lesovitz was awarded 250,000 options under the Company’s 2016 Amended and Restated Omnibus Incentive Plan (the “Plan”) granted at the fair market value on the closing of the market on the date of his appointment, October 15, 2021. The Options vest in four equal installments on each of the following dates corresponding with the anniversary of the first business day after the date of his appointment: on October 18, 2022; October 18, 2023; October 18, 2024; and on October 18, 2025. The options were awarded under the terms of the Company’s Stock Option Agreement, whose terms together with those of the Plan shall govern.

In connection with the change regarding the departure of Robert Moccia and the appointment of Dr. Rafaeli as CEO, on October 26, 2023, Mr. Lesovitz and the Company entered into a retention agreement pursuant to which he was given a retention bonus of One Hundred and Forty Two Thousand Five Hundred dollars ($142,500). The bonus was paid half on signing with the other half due upon the filing of the Company’s Form 10-K for the year ended December 31, 2023.

Mr. Gov’s salary in 2023 was Two Hundred and Ninety Four thousand dollars ($294,000) which was increased in April 2024 to Three Hundred and Seven Thousand Eight Hundred dollars ($307,800).

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2023, and 2022 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation ($)(1)	Options (2)	All Other Compensation (3)	Total
Robert Moccia*	2023	461,113	284,537	102,225	201,338	1,049,213
Former Director, President and Chief Executive Officer	2022	510,731	299,677	144,920	27,200	982,528

Chris Lesovitz,	2023	282,308	187,500	208,700	23,378	701,886
Chief Financial Officer	2022	250,000	42,462	94,000	21,292	407,754

Shmuel Gov	2023	330,000	135,240	219,530	25,200	683,789
Chief Operating Officer	2022	290,016	154,910	65,800	25,594	536,320

Dolev Rafaeli	2023	67,308	0	590,002	4,858	662,167
President, Chief Executive Officer and Vice-Chairman of the Board**

*	Mr. Moccia resigned effective October 30, 2023. All Other Compensation for Mr. Moccia includes $70,287 in severance payments.

**
Dr. Rafaeli joined the Company effective October 30, 2023. As an inducement material to Dr. Rafaeli entering into an employment agreement with the Company and commencing employment as its Vice-Chairman, Chief Executive Officer and President.  Dr. Rafaeli received an equity-based award of a stock option to purchase 1,754,569 shares of the Company’s common stock, with a strike price of $0.53 per share, vesting over a three year period, with 145,465 options vesting on January 31, 2024 and 145,464 options vesting every three months thereafter, provided in general that Dr. Rafaeli remains in the Company’s employ through each applicable vesting date and subject to the terms and conditions of the applicable award agreement. The figure stated represents the vested portions of the grant.

(1)	Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements.

(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(3)
“All Other Compensation” includes a car allowance in 2022 and 2023 for Mr. Moccia of $15,000 and $12,500, respectively, for Mr. Lesovitz of $12,000 and $12,000, respectively, for Mr. Gov of $12,000 and $12,000, respectively, and for Dr. Rafaeli for 2023 of $2,500. In addition, a 401(k) match in 2022 and 2023 for Mr. Moccia of $12,200 and $13,200, respectively, for Mr. Lesovitz of $9,292 and $11,378, respectively, for Mr. Gov of $13,594 and $13,200, respectively, and for Dr. Rafaeli for 2023 of $2,358.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control

Employment Agreement with Dr. Dolev Rafaeli

On October 30, 2023, the Company appointed Dr. Dolev Rafaeli, Ph.D., (“Rafaeli”), as its Vice-Chairman of the Board, President and Chief Executive Officer.  Pursuant to such appointment, the Company and Rafaeli entered into an employment agreement, dated as of October 30, 2023 (the “Rafaeli Employment Agreement”), which provides for, among other things: (i) a three-year term of employment, commencing on October 31, 2023 (the “Start Date”), which renews for successive one year additional terms unless a party gives the other party a notice of non-renewal at least 90 days prior to the end of the then applicable employment term; (ii) an annual base salary of $500,000 minus applicable withholdings and deductions; (iii) a bonus for the fiscal year ending December 31, 2023, equal to $375,000 times a ratio equal to (a) the number of days from the Start Date until December 31, 2023, divided by (b) 365; (iv) an incentive bonus opportunity for each fiscal year of the Company, during the term of the Rafaeli Agreement, beginning on January 1, 2024, equal to 75% of his base salary for such year; (iv) participation in long-term incentive plans and employee benefit plans, including health and 401(k) plans generally in effect for the Company’s employees; (v) 24 days of annual vacation, plus 10 established holiday days, per full calendar year of employment; and (vi) an automobile and maintenance allowance of $1,250 per month.  In addition, on the Start Date, Rafaeli, was awarded an option to purchase 1,745,569 shares of common stock, which options will vest in twelve equal quarterly amounts over a period of three years from the Start Date (the “Option”). The Option is intended to constitute an employment inducement grant under Nasdaq Listing Rule 5635(c)(4).

The Company will also pay Rafaeli a lump sum cash bonus equal to two times his then base salary if, during the term of his employment, a “Change in Control” (as defined in the Company’s 2016 Omnibus Incentive Plan, as amended from time to time) occurs, with such bonus payable within 15 days after the consummation of such Change in Control.  The Company also agreed to reimburse Rafaeli for premiums paid to receive health continuation coverage under his prior employers plans for the period from the Start Date through the date Rafaeli is eligible to participate in the Company’s medical, dental and visions plans.

The Rafaeli Employment Agreement provides Rafaeli with severance benefits in the event that his employment is terminated under certain circumstances, including by Rafaeli for “Good Reason” and by the Company “other than for Cause” (each as defined in the Rafaeli Employment Agreement).  Upon the termination of Rafaeli’s employment, he will automatically resign as a member of the Company’s board of directors.  Pursuant to the Rafaeli Employment Agreement, Rafaeli is subject to confidentiality, assignment of intellectual property, and restricted activities covenants, the latter of which continues for 18 months after his separation from employment.

Employment Agreement with Robert Moccia

On October 30, 2023, STRATA Skin Sciences, Inc. (the “Company”) and Robert Moccia (“Moccia”) entered into an employment separation agreement and release (the “Separation Agreement”), pursuant to which, among other things, as of October 30, 2023, (the “Termination Date”) Moccia resigned as the Company’s Chief Executive Officer and President and as a member of the Company’s board of directors.  In connection with Moccia’s separation, upon the expiration of the revocation period related to the general release delivered by Moccia to the Company, the Company agreed to pay to Moccia nine-months of his Base Salary (as defined in his employment agreement, dated March 1, 2021 (the “Moccia Employment Agreement”)), less applicable legal deductions, such as tax withholdings, as separation pay by salary continuation consistent with the Company’s normal payroll procedures.  The Company also agreed to pay to Moccia a lump sum amount equal to Moccia’s accrued but unused vacation days, less any applicable deduction such as tax withholdings.  In addition, if Moccia timely and properly elects health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will reimburse Moccia for the monthly COBRA premium paid by Moccia for himself and his dependents.  Moccia will be eligible to receive such reimbursement until the earliest of: (a) the eighteen-month anniversary following the Termination Date; (b) the date Moccia is no longer eligible to receive COBRA continuation coverage; and (c) the date on which Moccia receives substantially similar coverage from another employer or other source.  Moccia will not receive any bonus for 2023 or any other period.

The parties to the Separation Agreement agreed that any options to purchase common stock of the Company previously granted to Moccia will continue to be subject to their existing terms.  Specifically, as of the Termination Date (unless earlier exercised) Moccia and the Company agreed that Moccia has: (a) vested options, granted March 1, 2021, to purchase 1,632,590 shares of common stock with an exercise price of $1.73 but the ability to exercise such options will terminate on January 28, 2024, after which such options will expire; (b) vested options, granted March 30, 2022, to purchase up to 100,000 shares of common stock with an exercise price of $1.45 but the ability to exercise such options will terminate on January 28, 2024, after which such options will expire; (c) unvested options, granted April 3, 2023, to purchase up to 75,000 shares of common stock with an exercise price of $1.06, but these options will only be vested if certain conditions regarding a “change of control” as described in the Separation Agreement are satisfied on or prior to December 30, 2023. In the event such options vest, the ability to exercise such options will terminate on January 28, 2024, after which such options will expire.  The incentive options granted April 3, 2023, to purchase up to 75,000 shares of common stock with an exercise price of $1.06 did not vest and will be forfeited as of the Termination Date.

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

The Employment Agreement provides Mr. Lesovitz with severance benefits in the event that his employment is terminated. In the event of, and only upon, the termination of the employment of Mr. Lesovitz under the Employment Agreement (i)(A) upon a “Change of Control” (as defined in the Employment Agreement) unless the new controlling person or entity of the Company’s business and/or assets determines otherwise and (B)(1) if he has not been offered post-Change of Control employment by the Company or any successor entity, or (2) if he is offered post-Change of Control employment by the Company or any successor entity, the position offered to Mr. Lesovitz would result in a material reduction in Mr. Lesovitz’s duties, authority or responsibilities as in effect immediately prior to such Change of Control, or Mr. Lesovitz is offered post-Change of Control employment and accepting such employment requires that Mr. Lesovitz relocate to an office more than 75 miles from his primary residence or (ii) the Company terminates Mr. Lesovitz’ s employment other than for death, disability (as defined in the Employment Agreement), Cause (as defined in the Employment Agreement), or his voluntary termination, then the Company shall pay Mr. Lesovitz (I) an amount equal to his then current base salary for nine (9) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company's normal payroll procedures over nine (9) months, and (II) provided Mr. Lesovitz timely elects, and remains eligible for, continued group health plan benefits to the extent authorized by and consistent with COBRA, reimburse him, on a monthly basis upon presentation of proof of payment by Mr. Lesovitz, for COBRA premiums in an amount such that his net cost (after tax) for continued health insurance coverage is the same as his cost for such benefits as in effect on the date of termination and such reimbursement shall continue until the earlier of the date that is nine (9) months after the date of termination and the date Mr. Lesovitz becomes eligible for health benefits through another employer or otherwise becomes ineligible for COBRA. Pursuant to the Employment Agreement, Mr. Lesovitz is subject to confidentiality, assignment of intellectual property, and restricted activities covenants, the latter of which continues for 12 months after his separation from employment.

In connection with the departure of Robert Moccia and the appointment of Dr. Rafaeli as CEO, on October 26, 2023, Mr. Lesovitz and the Company entered into a retention agreement pursuant to which he was given a retention bonus of One Hundred and Forty Two Thousand Five Hundred dollars ($142,500). The bonus was paid half on signing with the other half paid upon the filing of the Company’s Form 10-K for the year ended December 31, 2023.

Change in Control Agreement with Shmuel Gov

As of August 2, 2021 the Company entered into a severance agreement with Mr. Gov, providing for certain benefits and payments in the event of a Change in Control, as defined in the agreement. Should the payment obligation be triggered, Mr. Gov would be entitled to severance in an amount equal to his then annual base compensation then in effect for nine (9) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company's normal payroll procedures over nine (9) months. A pro-rata payment from the Company’s annual bonus plan for the fiscal year in which his termination occurred, equal to the payment he would have received had he remained in the employment of the Company through the end of such fiscal year, multiplied by a fraction, the numerator of which is the number of full months elapsed from the start of such fiscal year to the date of your termination of employment, and the denominator of which is 12.  For a period of nine (9) months  following his termination, he will remain eligible to participate, on the same terms and conditions as apply from time to time to the Company’s senior management generally, in the health, vision and dental programs of the Company; provided, however, that such eligibility will cease at such time as he becomes eligible to participate in comparable programs of a subsequent employer.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	EquityIncentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price	Option Expiration Date

Dolev Rafaeli	10/30/2023	0	1,745,569	$0.53	10/30/2033

Christopher Lesovitz	10/18/2021	125,000	125,000	$1.88	10/18/2031
	3/30/2022	25,000	75,000	$1.45	3/30/2032
	4/4/2023	0	100,000	$1.06	4/4/2033
	11/22/2023	0	337,500	$0.50	11/22/2033

Shmuel Gov	6/7/2016	15,000		$3.75	6/7/2026
	6/4/2028	200,000		$1.93	6/4/2028
	11/22/2019	100,000		$2.46	11/22/2029
	11/13/2020	100,000		$1.46	11/13/2030
	3/30/2022	17,5000	52,000	$1.45	3/30/2032
	4/3/2023	0	70,000	$1.06	4/3/2033
	11/22/2023	0	416,250	$0.50	11/22/2033

(1)	Options granted were under the 2016 Omnibus Incentive Plan.

Director Compensation

During 2023, non-management directors received the following compensation as applicable to each particular director:

1.	$70,000 base compensation;

2.	$150,000 base compensation for the Chairman of the Board;

3.	$10,000 for the Chairman of the Compensation/Nominating and Corporate Governance Committee;

4.	$20,000 for the Chairman of the Audit Committee;

5.	$5,000 for membership on each committee (not to be paid to the Chair of the committees); and

6.	New independent Board members shall receive a one-time grant of 20,000 stock options.

Except for Dr. Geiger, whose company rules prevent accepting equity and for Mr. Humphries, base compensation is to be paid generally up to no more than 50% in cash; that non-cash payments will be in the form of restricted stock units paid quarterly and vesting quarterly. Payment will be made for each quarter in arrears. During the course of the 2023 fiscal year, the Board changed the compensation plan eliminating the grant of restricted stock units, and in lieu thereof, to issue the equivalent value in stock options.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2023.

DIRECTOR COMPENSATION TABLE

Name*	Fees Earned ($)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
William Humphries	$90,000	$37,500	—	$127,500
Uri Geiger(1)	$80,000		—	$80,000
Samuel Rubinstein	$45,000	$42,200	—	$87,200
Nachum Shamir	$33,333	$40,000	—	$73,333
Patricia Walker	$31,250	$37,500	—	$68,750
Douglas Strang	$45,833	$35,000	—	$80,833
Wayne Cafran(2)	$7,083	$7,200	__	$14,283
Irit Yaniv(2)	$6,667	$7,200	__	$13,867

(1)	Fees paid on behalf of Dr. Geiger were paid to Accelmed as a result of the fact that Accelmed’s partnership agreement precludes the receipt of any equity.

(2)	Joined the Board in October 2023.

(3)
Stock awards are comprised of restricted stock units and options issued pursuant to the director compensation plan as discussed above. The option grants are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

*Messrs. Humphries, Strang, Shamir, and Dr. Walker chose not to stand for re-election at the Company’s 2023 annual meeting of shareholders.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on May 29, 2024. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects, as of March 31, 2024, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Uri Geiger(5)	12,112,627	34.55%
Dolev Rafaeli(8)	1,386,029	3.95%
Robert J. Moccia(2)	0	*
Wayne Cafran(9)	0	*
Irit Yaniv(9)	0	*
Shmuel Rubinstein(10)	183,265	*
Christopher Lesovitz(3)	213,282	*
Shmuel Gov(4)	450,000	*
All directors and officers as a group (seven persons)	14,345,203	40.92%

Accelmed Partners LP(5)	12,112,627	34.55%
Nantahala Capital Management, LLC(6)	3,128,132	8.92%
22NW Fund, LP(7)	5,369,954	15.32%

*	Less than 1%.
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

(2)	Includes 680,247 of vested common stock options. Mr. Moccia resigned effective October 30, 2023.
(3)	Christopher Lesovitz became the Company’s CFO on October 15, 2021 and has been awarded 450,000 options all of which vest over a four year period from the date of grant.
(4)	Shmuel Gov became the Company’s Chief Operating Officer, on April 1. 2022. Holdings include exercisable options to purchase common stock.
(5)
Dr. Gieger is a managing partner at Accelmed. The business address of Accelmed Partners L.P. (“Accelmed Partners”) is 848 Brickell Avenue, 9th Floor, Miami, FL 33131. Accelmed Partners GP (“Accelmed GP”), the General Partner of Accelmed Partners, and Uri Geiger, the Managing Director of Accelmed Management Ltd., which is the management company of Accelmed Partners, each have voting and investment control of the securities held by Accelmed. Dr. Geiger is the Co-Founder and Managing Partner of Accelmed Partners. Each of Accelmed Partners and Uri Geiger disclaim beneficial ownership over the securities owned by Accelmed Partners except to the extent of their respective pecuniary interest therein. Accelmed Partners holds 12,112,627 shares of common stock. Dr. Geiger disclaims beneficial ownership of the 12,112,627 shares owned by Accelmed Partners.

(6)
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

(7)
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

(8)	Includes 290,930 vested common stock options.
(9)	20,000 unvested common stock options.
(10)	Includes vested restricted stock units and common stock options.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Party Transactions

On March 30, 2018, the Company entered into a stock purchase agreement (the “Accelmed Purchase Agreement”) with Accelmed Partners, pursuant to which Accelmed agreed to invest $13.0 million to purchase, upon closing, 12,037,037 shares of the Company's common stock at a price per share of $1.08. The Company may incur additional expenses, or Accelmed may receive additional shares in the event of certain contingencies. Upon closing under the Accelmed Purchase Agreement, Accelmed was the largest shareholder of the Company.

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

The following table shows the fees paid by us for the audit and other services provided by Marcum LLP (Philadelphia, PA, PCAOB ID 688) for 2022 and 2023:

	2022	2023
Audit Fees(1)	$437,048	$379,555
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$437,048	$379,555

(1)
Consists of fees paid for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of all tax related services.

(4)	There were no other fees paid to Marcum LLP for the years ended December 31, 2022, and 2023.

Pre-Approval of Audit and Non-Audit Services

Consistent with the SEC's rules, the Audit Committee charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee's pre-approval policy provides as follows:

●
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

●	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firm were approved by the Audit Committee.

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

STRATA SKIN SCIENCES, INC.

Date: April 29, 2024	By:	/s/ Christopher Lesovitz
Christopher Lesovitz
Chief Financial Officer