Form 10-Q
period 2024-03-31
STRATA Skin Sciences, Inc.
filed 2024-05-15
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51481

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

The number of shares outstanding of our common stock as of May 13, 2024 was 35,060,920 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,237	$6,784
Restricted cash	1,334	1,334
Accounts receivable, net of allowance for credit losses of $306 and $222 at March 31, 2024 and December 31, 2023, respectively	3,630	4,440
Inventories	2,695	2,673
Prepaid expenses and other current assets	343	312
Total current assets	13,239	15,543
Property and equipment, net	11,726	11,778
Operating lease right-of-use assets	1,508	626
Intangible assets, net	6,825	7,319
Goodwill	6,519	6,519
Other assets	231	231
Total assets	$40,048	$42,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,592	$3,343
Accrued expenses and other current liabilities	6,269	6,306
Deferred revenues	2,366	2,120
Current portion of operating lease liabilities	300	352
Current portion of contingent consideration	61	53
Total current liabilities	12,588	12,174
Long-term debt, net	15,075	15,044
Deferred revenues and other liabilities	480	552
Deferred tax liability	186	186
Operating lease liabilities, net of current portion	1,166	237
Contingent consideration, net of current portion	1,121	1,135
Total liabilities	30,616	29,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,060,920 shares issued and outstanding at March 31, 2024 and December 31, 2023	35	35
Additional paid-in capital	250,823	250,711
Accumulated deficit	(241,426)	(238,058)
Total stockholders’ equity	9,432	12,688
Total liabilities and stockholders’ equity	$40,048	$42,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$6,754	$7,567
Cost of revenues	3,674	3,179
Gross profit	3,080	4,388
Operating expenses:
Engineering and product development	241	315
Selling and marketing	3,018	3,742
General and administrative	2,710	2,917
	5,969	6,974
Loss from operations	(2,889)	(2,586)
Other (expense) income:
Interest expense	(524)	(286)
Interest income	45	37
	(479)	(249)
Net loss	$(3,368)	$(2,835)

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.08)
Weighted average shares of common stock outstanding, basic and diluted	35,060,920	34,862,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Three Months Ended March 31, 2024 and 2023
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2024	35,060,920	$35	$250,711	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,368)	(3,368)
Balance at March 31, 2024	35,060,920	$35	$250,823	$(241,426)	$9,432

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	34,723,046	$35	$249,024	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	158,407	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	34,881,453	$35	$249,349	$(230,063)	$19,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,368)	$(2,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,249	1,397
Amortization of operating lease right-of-use assets	95	105
Amortization of deferred financing costs and debt discount	31	41
Change in allowance for credit losses	84	(95)
Stock-based compensation expense	112	325
Loss on disposal of property and equipment	13	—
Inventory write-off	141	—
Changes in operating assets and liabilities:
Accounts receivable	726	626
Inventories	(154)	283
Prepaid expenses and other assets	(31)	16
Accounts payable	261	(326)
Accrued expenses and other liabilities	(57)	(12)
Deferred revenues	194	(247)
Operating lease liabilities	(100)	(95)
Net cash used in operating activities	(804)	(817)

Cash flows from investing activities:
Purchase of property and equipment	(725)	(1,792)
Net cash used in investing activities	(725)	(1,792)

Cash flows from financing activities:
Payment of contingent consideration	(18)	—
Net cash used in financing activities	(18)	—

Net decrease in cash, cash equivalents and restricted cash	(1,547)	(2,609)
Cash, cash equivalents and restricted cash at beginning of period	8,118	6,795
Cash, cash equivalents and restricted cash at end of period	$6,571	$4,186

Cash and cash equivalents	$5,237	$2,825
Restricted cash	1,334	1,361
	$6,571	$4,186

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$480	$241

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$977	$—
Transfer of property and equipment to inventories	$9	$45
Accrued payment of contingent consideration	$6	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2024, there were 907 XTRAC systems placed in dermatologists’ offices in the United States and 45 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System (“TheraClear”) combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

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

Post-COVID-19 Pandemic
Since March 2020, the global pandemic related to a new strain of coronavirus (“COVID-19”) has negatively impacted business conditions in the industry in which the Company operates, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most physician offices have reopened, some of the Company’s partner physician practices closed permanently. Accordingly, the COVID-19 pandemic and its variants have negatively impacted the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames and those of its primary customers. It has also negatively impacted the Company’ supply chains and transport, customer behavior and staffing.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Impact of Israel-Hamas Conflict
The Company has not seen an impact on its distributors’ businesses in the Middle East due to the Israel-Hamas conflict, but cannot predict the impact should the conflict continue or develop into a larger war.
Basis of presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share amounts.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, including the impact on the condensed consolidated statement of cash flows of the reclassification of lasers-in-process from inventories to property and equipment, net.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2023 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual during the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$303	$207
Additions	39	27
Expirations and claims satisfied	(64)	(5)
Total	278	229
Less current portion within accrued expenses and other current liabilities	(175)	(152)
Balance within deferred revenues and other liabilities	$103	$77

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Stock options	5,391,069	4,464,714
Common stock warrants	800,000	373,626
Restricted stock units	22,654	119,597
	6,213,723	4,957,937

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Recent Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 and early adoption is permitted. The adoption of this guidance on January 1, 2024 did not have an impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will primarily require enhanced disclosures about significant segment expenses and information used to assess segment performance and enhanced disclosures in interim periods. The guidance in this ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 15, 2024. Early adoption is permitted.  The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements.

Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 13, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War, and the Israel-Hamas conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

Revenues from dermatology procedures equipment are recognized when control of the promised products is transferred to either the Company’s distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, and the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of March 31, 2024:

Remaining 2024	$1,064
2025	934
2026	716
2027	445
2028	19
Total	$3,178

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $628, and the Company expects to recognize $251 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2024, the $251 of short-term contract liabilities is presented as deferred revenues and the $377 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended March 31, 2024 and 2023, the Company recognized $76 and $132, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
Inventories:

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials and work-in-process	$2,421	$2,192
Finished goods	274	481
	$2,695	$2,673

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Due to the expiration of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $141 of inventories that will no longer be needed for warranty purposes during the three months ended March 31, 2024, which is included in cost of revenues in the condensed consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 5
Property and Equipment, net:

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Lasers placed-in-service	$32,940	$32,095
Equipment, computer hardware and software	293	293
Furniture and fixtures	240	240
Leasehold improvements	149	203
Lasers-in-process	3,121	3,231
	36,743	36,062
Less: accumulated depreciation and amortization	(25,017)	(24,284)
	$11,726	$11,778

The Company recorded depreciation and amortization expense of $755 and $677 during the three months ended March 31, 2024 and 2023, respectively.

Note 6
Intangible Assets, net:

Intangible assets consist of the following:

March 31, 2024	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(4,988)	$712
Product technology	4,808	(3,896)	912
Customer relationships	6,900	(6,038)	862
Tradenames	1,500	(1,313)	187
Pharos customer lists	5,314	(1,162)	4,152
	$24,222	$(17,397)	$6,825

December 31, 2023
Core technology	$5,700	$(4,845)	$855
Product technology	4,808	(3,866)	942
Customer relationships	6,900	(5,865)	1,035
Tradenames	1,500	(1,275)	225
Pharos customer lists	5,314	(1,052)	4,262
	$24,222	$(16,903)	$7,319

The Company recorded amortization expense of $494 and $720 during the three months ended March 31, 2024 and 2023, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2024 or 2023.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2024	1,477
2025	1,266
2026	561
2027	561
2028	561

Note 7
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Warranty obligations	$175	$180
Compensation and related benefits	1,667	1,679
State sales, use and other taxes	4,290	4,316
Professional fees and other	137	131
	$6,269	$6,306

Note 8
Long-Term Debt:

On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust (“MidCap”), also acting as the administrative agent, and the lenders identified therein. The original terms provided for an $8,000 senior term loan. Borrowings under the senior term loan originally bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and were scheduled to mature on September 1, 2026, unless terminated earlier. The Company was obligated to make monthly interest-only payments through September 30, 2024. The credit and security agreement was amended on January 10, 2022 to provide MidCap’s consent to the TheraClear asset acquisition. On September 6, 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%.

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

On February 20, 2024, the Company entered into (a) Amendment No. 4 to the credit and security agreement (the “Fourth Amendment”), which amended the credit and security agreement, and (b) a second amended and restated letter agreement (“Amended Fee Letter Agreement”) with MidCap, as agent.

On March 27, 2024, the Company entered into Amendment No. 5 to the credit and security agreement (the “Fifth Amendment”), which further amended the credit and security agreement (as amended by the Fourth and Fifth Amendments, the “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts.

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

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of March 31, 2024 was 13.94%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5,000, at any time upon 30 days’ written notice.  Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of February 20, 2024, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after February 20, 2024, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $29,000 of net revenue (raised to $33,000 by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33,000) for the trailing 12-month period as of March 31, 2024, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3,000. At March 31, 2024, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At March 31, 2024, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

The Fourth Amendment has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $600. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $525 as of March 31, 2024. The Company recognized interest expense of $524 during the three months ended March 31, 2024, of which $31 was related to the amortization of the debt discount. The Company recognized interest expense of $286 during the three months ended March 31, 2023, of which $41 was related to the amortization of the debt discount.

Future minimum principal payments at March 31, 2024 are as follows:

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(525)
Long-term debt, net	$15,075

Note 9
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of March 31, 2024, there were 2,034,437 shares of common stock remaining available for issuance for awards under the 2016 Plan.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Selling and marketing*	(37)	43
General and administrative	149	282
	$112	$325
*Selling and marketing expense was negative during the three months ended March 31, 2024 due to the forfeiture of awards during the period.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Shares Under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	7,728,721	$1.11
Granted	100,000	0.54
Forfeited and expired	(2,437,652)	1.55
Outstanding at March 31, 2024	5,391,069	$0.89	8.7
Exercisable at March 31, 2024	1,231,465	$1.70	6.1
Vested and expected to vest at March 31, 2024	5,391,069	$0.89	8.7

As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $1,687, which the Company expects to recognize over a weighted average period of approximately 2.9 years. The options outstanding and exercisable at March 31, 2024 had no intrinsic value.

For the three months ended March 31, 2024, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Expected volatility	77.0%
Risk‑free rate	4.1%
Expected term (in years)	6.3
Dividend rate	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	22,654	$1.03
Vested	(5,663)	1.03
Unvested at March 31, 2024	16,991	$1.03

As of March 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $9, which the Company expects to recognize over a weighted average period of approximately 0.3 years.

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
No income tax expense was incurred for the three months ended March 31, 2024 and 2023.

Note 11
Business and Geographical Reporting Segments:

The Company organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC and TheraClear procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense) is also not allocated to the operating segments.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$4,696	$2,058	$6,754
Cost of revenues	2,195	1,479	3,674
Gross profit	2,501	579	3,080
Gross profit %	53.3%	28.1%	45.6%

Allocated expenses:
Engineering and product development	196	45	241
Selling and marketing	2,753	265	3,018
Unallocated expenses	—	—	2,710
	2,949	310	5,969
(Loss) income from operations	(448)	269	(2,889)
Interest expense	—	—	(524)
Interest income	—	—	45
Net (loss) income	$(448)	$269	$(3,368)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Three Months Ended March 31, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,209	$2,358	$7,567
Cost of revenues	2,020	1,159	3,179
Gross profit	3,189	1,199	4,388
Gross profit %	61.2%	50.8%	58.0%

Allocated expenses:
Engineering and product development	245	70	315
Selling and marketing	3,353	389	3,742
Unallocated expenses	—	—	2,917
	3,598	459	6,974
(Loss) income from operations	(409)	740	(2,586)
Interest expense	—	—	(286)
Interest income	—	—	37
Net (loss) income	$(409)	$740	$(2,835)

For the three months ended March 31, 2024 and 2023, depreciation and amortization by reportable segment were as follows:

	Three Months Ended March 31,
	2024	2023
Dermatology recurring procedures	$1,114	$1,213
Dermatology procedures equipment	132	180
Unallocated expenses	3	4
Total	$1,249	$1,397

The following tables present the Company’s revenue disaggregated by geographical region for the three months ended March 31, 2024 and 2023. Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Three Months Ended March 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,320	$141	$4,461
Foreign	376	1,917	2,293
Total	$4,696	$2,058	$6,754

Three Months Ended March 31, 2023
Domestic	$4,847	$496	$5,343
Foreign	362	1,862	2,224
Total	$5,209	$2,358	$7,567

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 12
Significant Customer Concentrations:

For the three months ended March 31, 2024, revenues from sales to one customer, an international distributor from which the Company earned dermatology procedures equipment revenues, were $1,102, or 16.3%, of total revenues for such period. There were no amounts receivable from this customer as of March 31, 2024. For the three months ended March 31, 2023, the Company did not have any customers which accounted for more than 10% of its revenues.

One customer represented 12.5% of net accounts receivable as of March 31, 2024. This customer also represented 16.5% of net accounts receivable as of December 31, 2023. No other customer represented more than 10% of net accounts receivable as of March 31, 2024 or December 31, 2023.

Note 13
Commitments and Contingencies:

Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to five years.

In March 2024, the Company terminated the existing leases for its California facilities and concurrently executed new leases that effectively extended the terms of the leases for five years, which has been accounted for as a lease modification. The ROU assets and operating lease liabilities were remeasured at the modification date, resulting in an increase to both balances of $977 during the three months ended March 31, 2024. There were no lease modifications during the three months ended March 31, 2023.

Operating lease costs were $106 for each of the three months ended March 31, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $112 and $96 for  the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted average incremental borrowing rate was 11.94% and the weighted average remaining lease term was 4.7 years.

The following table summarizes the Company’s operating lease maturities as of March 31, 2024:

Remaining 2024	$341
2025	463
2026	334
2027	290
2028	301
Thereafter	231
Total remaining lease payments	1,960
Less: imputed interest	(494)
Total lease liabilities	$1,466

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Accrued State Sales and Use Tax Matters

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed the Company an aggregate of $3,943 including penalties and interest. The audits cover the period from March 2014 through November 2022. The Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $3,943 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, the Company received  a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals. The Company is in the administrative process of appeal with respect to the remaining $1,273 of assessments in the State of New York.

The State of California has made aggregate assessments of $1,186 including penalties and interest. The audits cover the period from June 2018 through June 2022. The Company is in the administrative process of appeal in this jurisdiction as well.

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

Contingent Consideration

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain commercialization related targets. Through March 31, 2024, the Company has incurred $66 of royalty and gross profit payments based on gross profit from domestic and international sales.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which requires the Company to pay $106, was subject to the right of individual class members to opt out of the settlement and proceed on their own. No individual has requested to opt out of the settlement, and on April 5, 2024, an Order Granting Final Approval of the settlement was entered in the Superior Court. As of March 31, 2024, $106 has been accrued for this matter.

Note 14
Subsequent Events:

On April 26, 2024, the Company announced that it will effect a 1-for-10 reverse stock split of its issued and outstanding shares of common stock on June 6, 2024, unless the Company’s common stock achieves a minimum closing bid price of at least $1.00 per share on the Nasdaq Capital Market (“Nasdaq”) for ten trading days prior to that date. The reverse stock split is primarily intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement for continued listing.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion should be read in conjunction with our financial information in our Form 10-K for the year ended December 31, 2023 (“2023 10-K”), and the unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA,” “STRATA Skin Sciences” or “registrant”) and can be identified by terminology such as the words “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions, and are intended to identify forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, and other statements contained in this Report that are not historical facts. Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Part I, Item 1A. “Risk Factors,” in the 2023 10-K and in other of our public filings with the SEC, as well as the following:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market, competitive conditions, and competitive product introductions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates;
•	changes to third-party reimbursement of laser treatments using our devices;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	anticipated results of existing or future litigation or government actions;
•	health emergencies, the spread of infectious disease or pandemics, such as the COVID-19 outbreak; and
•	descriptions or assumptions underlying or related to any of the above items.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2024, there were 907 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 923 as of December 31, 2023. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Post-COVID-19 Pandemic

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which became a global pandemic. Since March 2020, the COVID-19 pandemic has negatively impacted business conditions in the industry in which we operate, disrupted global supply chains, constrained workforce participation, and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are our primary customers. While most physician offices have reopened, some of our partner physician practices closed permanently, and the impact of the COVID-19 pandemic and its variants on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames is ongoing. We will continue to identify and plan around potential future pandemics and disruptions to our business.

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

Impact of Israel-Hamas Conflict

We have not seen an impact on our distributors’ businesses in the Middle East due to the Israel-Hamas conflict, but cannot predict the impact should the conflict continue or develop into a larger war.

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

•
TheraClear® X Acne Treatment Device. The TheraClear® Acne Therapy System (“TheraClear”) combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Recent Developments

Reverse Stock Split

On April 26, 2024, we announced that we will effect a 1-for-10 reverse stock split of our issued and outstanding shares of common stock on June 6, 2024, unless our common stock achieves a minimum closing bid price of at least $1.00 per share on the Nasdaq Capital Market (“Nasdaq”) for ten trading days prior to that date. The reverse stock split is primarily intended to bring us into compliance with Nasdaq’s minimum bid price requirement for continued listing.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2023, of our Annual Report on Form 10-K as filed with the SEC on March 28, 2024.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	Three Months Ended March 31,
	2024	2023
Dermatology recurring procedures	$4,696	$5,209
Dermatology procedures equipment	2,058	2,358
Total revenues, net	$6,754	$7,567

Dermatology Recurring Procedures
Recognized recurring treatment revenues for the three months ended March 31, 2024 were $4,696, which we estimate is approximately 65,000 XTRAC treatments with prices between $65 and $95 per treatment, compared to recurring treatment revenues for the three months ended March 31, 2023 of $5,209, which we estimate is approximately 68,000 XTRAC treatments with prices between $65 and $95 per treatment. In connection with the launch of TheraClear, there were 104 and 58 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of March 31, 2024 and 2023, respectively. Nominal revenue was earned from these devices during the three months ended March 31, 2024 and 2023.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. We reduced our direct-to-patient advertising over the course of 2023, which we believe contributed to a reduction in number of XTRAC treatments compared to prior periods that has continued into the first quarter of 2024. Therefore, our strategy going forward is to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and Twitter. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2024 and 2023, we deferred domestic net revenues of $1,938 and $2,103, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Lower deferred revenue from the fourth quarter of 2023 negatively impacted the first quarter of 2024 as compared to the first quarter of 2023, when higher deferred revenue from the fourth quarter of 2022 positively impacted that period.

Dermatology Procedures Equipment
For the three months ended March 31, 2024, dermatology procedures equipment revenues were $2,058. Internationally, we sold 16 systems (13 XTRAC and 3 VTRAC). Domestically, we sold 1 XTRAC system during the three months ended March 31, 2024. In addition to equipment sales, during the three months ended March 31, 2024, we recognized approximately $30 of deferred service revenue associated with service contracts assumed in connection with the Pharos asset acquisition.

For the three months ended March 31, 2023, dermatology procedures equipment revenues were $2,358. Internationally, we sold 16 systems (12 XTRAC and 4 VTRAC). Domestically, we sold 2 XTRAC systems during the three months ended March 31, 2023. In addition to equipment sales, during the three months ended March 31, 2023, we recognized approximately $80 of deferred service revenue associated with service contracts assumed in connection with the Pharos asset acquisition.

While the number of systems sold remained consistent during the first quarter of 2024 and the same period of 2023, revenues were lower by $300 primarily as a result of a reduction in service billings related to Pharos laser system products of approximately $150, which includes systems that were not covered by service contracts, a 20% discount on the sale of certain lasers to an international distributor in the amount of $88 and a reduction in domestic sales of $100, offset by an increase in international parts and service sales.

Cost of Revenues
The following table presents cost of revenues from our two business segments for the periods listed below:

	Three Months Ended March 31,
	2024	2023
Dermatology recurring procedures	$2,195	$2,020
Dermatology procedures equipment	1,479	1,159
Total cost of revenues	$3,674	$3,179

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended March 31,
	2024	2023
Revenues, net	$6,754	$7,567
Cost of revenues	3,674	3,179
Gross profit	$3,080	$4,388
Gross profit percentage	45.6%	58.0%

Gross profit decreased to $3,080 for the three months ended March 31, 2024 from $4,388 during the same period in 2023. As a percentage of revenues, the gross profit was 45.6% for the three months ended March 31, 2024, as compared to 58.0% for the same period in 2023. The decrease in gross profit percentage was primarily the result of the impact of deferred revenue, a reduction in service billings and the write-off of inventories related to Pharos laser system products, and higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Three Months Ended March 31,
	2024	2023
Revenues, net	4,696	5,209
Cost of revenues	2,195	2,020
Gross profit	2,501	3,189
Gross profit percentage	53.3%	61.2%

Gross profit decreased to $2,501 for the three months ended March 31, 2024 from $3,189 during the same period in 2023. As a percentage of revenues, the gross profit was 53.3% for the three months ended March 31, 2024, as compared to 61.2% for the same period in 2023. The decrease in gross profit percentage was primarily the result of less deferred revenue from the fourth quarter of 2023 recognized in 2024 compared to higher deferred revenue from the fourth quarter of 2022 recognized in 2023, which decreased gross profit by approximately $400, and higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service, which decreased gross profit by approximately $150.

Dermatology Procedures Equipment

	Three Months Ended March 31,
	2024	2023
Revenues, net	2,058	2,358
Cost of revenues	1,479	1,159
Gross profit	579	1,199
Gross profit percentage	28.1%	50.8%

Gross profit decreased to $579 for the three months ended March 31, 2024 from $1,199 during the same period in 2023. As a percentage of revenues, the gross profit was 28.1% for the three months ended March 31, 2024, as compared to 50.8% for the same period in 2023. The decrease in gross profit percentage was primarily the result of an approximately $150 reduction in service billings related to Pharos laser system products, the write-off of $141 in inventories related to Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts, an $88 discount on the sale of certain lasers to an international distributor, an approximately $64 reduction in gross profit from lower domestic sales, and material cost increases of approximately $39.

Engineering and Product Development
For the three months ended March 31, 2024, engineering and product development expenses were $241 as compared to $315 for the three months ended March 31, 2023. Engineering and product development costs were lower during the three-month period in 2024 primarily as a result of a decrease in salaries and outside services.

Selling and Marketing Expenses
For the three months ended March 31, 2024, selling and marketing expenses were $3,018 as compared to $3,742 for the three months ended March 31, 2023. Selling and marketing expenses were lower during the three-month period in 2024 primarily as a result of a decrease in salaries and other employee related expenses due to the reduction in the size of the sales force, as well as a decrease in commissions due to the decrease in revenues.

General and Administrative Expenses
For the three months ended March 31, 2024, general and administrative expenses were $2,710 as compared to $2,917 for the three months ended March 31, 2023. General and administrative expenses were lower during the three-month period in 2024 primarily as a result of lower stock-based compensation expense, lower accounting and legal expenses, and decreased board of director fees, partially offset by an increase in the allowance for credit losses.

Interest Expense
For the three months ended March 31, 2024, interest expense was $524 as compared to $286 for the three months ended March 31, 2023. The increase was primarily the result of a higher interest rate on our variable rate Senior Term Facility entered into in September 2021 and the additional $7,000 borrowed under our Senior Term Facility on June 30, 2023.

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

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,368)	$(2,835)

Adjustments:
Depreciation and amortization	1,249	1,397
Amortization of operating lease right-of-use assets	95	105
Loss on disposal of property and equipment	13	—
Interest expense, net	479	249
Non-GAAP EBITDA	(1,532)	(1,084)
Stock-based compensation expense	112	325
Inventory write-off	$141	—
Non-GAAP adjusted EBITDA	$(1,279)	$(759)

Liquidity and Capital Resources
As of March 31, 2024, we had working capital of $651 compared to $3,369 as of December 31, 2023. The change in working capital was primarily the result of the use of cash and cash equivalents for operations and capital expenditures for lasers. Cash, cash equivalents and restricted cash were $6,571 as of March 31, 2024, as compared to $8,118 as of December 31, 2023.

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

In February 2024, the parties amended the debt agreement in order to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the periods ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, these amounts are set at $29,000, $29,250, $29,500 and $30,000, respectively, and increasing to $33,000 as set forth in such amendment for the periods thereafter.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. Through March 31, 2024, we have incurred $66 of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000  of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through March 31, 2024.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine war, the Israel-Hamas conflict, supply chain disruptions, rising interest rates, and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of these interim condensed consolidated financial statements.  However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash used in operating activities was $804 for the three months ended March 31, 2024, which remained consistent compared to net cash used in operating activities of $817 for the three months ended March 31, 2023.

Net cash used in investing activities was $725 for the three months ended March 31, 2024, compared to net cash used in investing activities of $1,792 for the three months ended March 31, 2023. The decrease is primarily the result of a reduction in capital expenditures after the launch of TheraClear  in the first quarter of 2023.

Net cash used in financing activities was $18 for the three months ended March 31, 2024, which consisted of our payment of contingent consideration to Theravant. There were no cash flows from financing activities for the three months ended March 31, 2023.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2023 annual financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2024. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to certain of our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against us and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to us. The settlement, which requires us to pay $0.1 million, was subject to the right of individual class members to reject the settlement and proceed on their own. No individual has requested to opt out of the settlement, and on April 5, 2024, an Order Granting Final Approval of the settlement was entered in the Superior Court.

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

On March 8, 2024, we received  a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals. We are in the administrative  process of appeal with respect to the remaining $1.2 million of assessments in the State of New York.

The State of California has made aggregate assessments of $1.2 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

If there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

ITEM 1A.	Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on March 28, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

10.1
Amendment No. 4 to Credit and Security Agreement, dated as of February 20, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2024)

10.2
Amendment No. 5 to Credit and Security Agreement, dated as of March 27, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 28, 2024)

10.3
Letter agreement, dated as of February 20, 2024, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2024)

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

STRATA SKIN SCIENCES, INC.

Date	May 15, 2024	By:	/s/ Dolev Rafaeli
			Name:	Dolev Rafaeli
			Title:	President & Chief Executive Officer

Date	May 15, 2024	By:	/s/ Christopher Lesovitz
			Name:	Christopher Lesovitz
			Title:	Chief Financial Officer