Form 10-Q
period 2024-06-30
STRATA Skin Sciences, Inc.
filed 2024-08-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of our common stock as of August 12, 2024 was 4,171,161 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,483	$6,784
Restricted cash	1,334	1,334
Accounts receivable, net of allowance for credit losses of $182 and $222 at June 30, 2024 and December 31, 2023, respectively	3,979	4,440
Inventories	2,692	2,673
Prepaid expenses and other current assets	337	312
Total current assets	13,825	15,543
Property and equipment, net	11,149	11,778
Operating lease right-of-use assets	1,429	626
Intangible assets, net	6,334	7,319
Goodwill	6,519	6,519
Other assets	325	231
Total assets	$39,581	$42,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,886	$3,343
Accrued expenses and other current liabilities	6,608	6,306
Deferred revenues	2,261	2,120
Current portion of operating lease liabilities	313	352
Current portion of contingent consideration	65	53
Total current liabilities	12,133	12,174
Long-term debt, net	15,114	15,044
Deferred revenues and other liabilities	473	552
Deferred tax liability	186	186
Operating lease liabilities, net of current portion	1,083	237
Contingent consideration, net of current portion	1,096	1,135
Total liabilities	30,085	29,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 3,506,025 shares issued and outstanding at June 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	251,017	250,742
Accumulated deficit	(241,525)	(238,058)
Total stockholders’ equity	9,496	12,688
Total liabilities and stockholders’ equity	$39,581	$42,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues, net	$8,435	$8,250
Cost of revenues	3,498	3,932
Gross profit	4,937	4,318
Operating expenses:
Engineering and product development	199	374
Selling and marketing	3,014	3,416
General and administrative	2,210	2,490
	5,423	6,280
Loss from operations	(486)	(1,962)
Other (expense) income:
Loss on debt extinguishment	—	(909)
Interest expense	(531)	(298)
Interest income	54	21
Other income	864	—
	387	(1,186)
Net loss	$(99)	$(3,148)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.90)
Weighted average shares of common stock outstanding, basic and diluted	3,506,025	3,488,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Revenues, net	$15,189	$15,817
Cost of revenues	7,172	7,111
Gross profit	8,017	8,706
Operating expenses:
Engineering and product development	440	689
Selling and marketing	6,032	7,158
General and administrative	4,920	5,407
	11,392	13,254
Loss from operations	(3,375)	(4,548)
Other (expense) income:
Loss on debt extinguishment	—	(909)
Interest expense	(1,055)	(584)
Interest income	99	58
Other income	864	—
	(92)	(1,435)
Net loss	$(3,467)	$(5,983)

Net loss per share of common stock, basic and diluted	$(0.99)	$(1.72)
Weighted average shares of common stock outstanding, basic and diluted	3,506,025	3,487,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Six Months Ended June 30, 2024 and 2023
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,368)	(3,368)
Balance at March 31, 2024	3,506,025	4	250,854	(241,426)	9,432
Stock-based compensation expense	—	—	163	—	163
Net loss	—	—	—	(99)	(99)
Balance at June 30, 2024	3,506,025	$4	$251,017	$(241,525)	$9,496

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	3,472,246	$3	$249,056	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	15,835	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	3,488,081	3	249,381	(230,063)	19,321
Stock-based compensation expense	—	—	352	—	352
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(3,148)	(3,148)
Balance at June 30, 2023	3,488,081	$3	$250,117	$(233,211)	$16,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,467)	$(5,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,499	2,825
Amortization of operating lease right-of-use assets	174	168
Amortization of deferred financing costs and debt discount	70	83
Change in allowance for credit losses	30	(138)
Stock-based compensation expense	275	677
Loss on disposal of property and equipment	19	24
Inventory write-off	141	—
Loss on debt extinguishment	—	909
Changes in operating assets and liabilities:
Accounts receivable	431	208
Inventories	6	886
Prepaid expenses and other assets	(119)	190
Accounts payable	(466)	351
Accrued expenses and other liabilities	290	211
Deferred revenues	74	(95)
Operating lease liabilities	(170)	(186)
Net cash (used in) provided by operating activities	(213)	130
Cash flows from investing activities:
Purchase of property and equipment	(1,070)	(3,495)
Net cash used in investing activities	(1,070)	(3,495)
Cash flows from financing activities:
Payment of contingent consideration	(18)	—
Proceeds from long-term debt	—	7,000
Payment of deferred financing costs	—	(35)
Net cash (used in) provided by financing activities	(18)	6,965
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,301)	3,600
Cash, cash equivalents and restricted cash at beginning of period	8,118	6,795
Cash, cash equivalents and restricted cash at end of period	$6,817	$10,395

Cash and cash equivalents	$5,483	$9,034
Restricted cash	1,334	1,361
	$6,817	$10,395

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$990	$497

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$977	$—
Transfer of property and equipment to inventories	$166	$102
Accrued payment of contingent consideration	$9	$42
Modification of common stock warrants	$—	$384
Accrued exit fee recorded as debt discount	$—	$450
Deferred financing costs in accounts payable	$—	$62

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2024, there were 882 XTRAC systems placed in dermatologists’ offices in the United States and 39 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System (“TheraClear”) combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Since 2019, the Company has been transitioning its international dermatology procedures equipment sales through its master distributor to a direct distribution model for equipment sales and recurring revenue on a country-by-country basis. The Company has signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India.

Post- COVID-19 Pandemic
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share amounts.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, including the impact on the condensed consolidated statement of cash flows of the reclassification of lasers-in-process from inventories to property and equipment, net.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2023 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

Reverse Stock Split
On October 26, 2023, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. On April 26, 2024, the Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten shares, which became effective on June 6, 2024. The Company’s outstanding stock-based awards, including options, restricted stock units and warrants, were also adjusted to reflect the one-for-ten reverse stock split of the Company’s common stock. Outstanding stock-based award units were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All share and per share amounts in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

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

The activity in the warranty accrual is summarized as follows:

	Three Months Ended June 30,
	2024	2023
Balance, beginning of period	$278	$229
Additions	76	93
Expirations and claims satisfied	(61)	(53)
Total	293	269
Less current portion within accrued expenses and other current liabilities	(182)	(163)
Balance within deferred revenues and other liabilities	$111	$106

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$303	$207
Additions	115	120
Expirations and claims satisfied	(125)	(58)
Total	293	269
Less current portion within accrued expenses and other current liabilities	(182)	(163)
Balance within deferred revenues and other liabilities	$111	$106

Employee Retention Credit
The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $864 of ERC as other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. No such activity existed for the three and six months ended June 30, 2023.

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities such as unvested restricted stock awards, stock options and warrants for common stock which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Stock options	530,350	536,961
Common stock warrants	80,000	80,000
Restricted stock units	851	11,960
	611,201	628,921

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

Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 13, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to $11,000 of its common stock in registered “at-the-market” offerings. In July 2024, the Company sold 665,136 shares of its common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross proceeds of approximately $2,100. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, the anticipated revenues from the sale or use of its products and operating expense management, and the proceeds from the July 2024 equity raise will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War, and the Israel-Hamas conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

Revenues from dermatology procedures equipment are recognized when control of the promised products is transferred to either the Company’s distributors or end-user customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products (the transaction price). Control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment and legal title must have passed to the customer. The Company ships most of its products FOB shipping point, and as such, the Company primarily transfers control and records revenue upon shipment. From time to time the Company will grant certain customers, for example governmental customers, FOB destination terms, where the transfer of control for revenue recognition occurs upon receipt. The Company has elected to recognize the cost of freight and shipping activities as fulfillment costs. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying goods is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenues.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of June 30, 2024:

Remaining 2024	$698
2025	937
2026	752
2027	481
2028	38
Total	$2,906

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $587 and the Company expects to recognize $226 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2024, the $226 of short-term contract liabilities is presented as deferred revenues and the $361 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended June 30, 2024 and 2023, the Company recognized $78 and $104, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022. For the six months ended June 30, 2024 and 2023, the Company recognized $154 and $236, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
Inventories:

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials and work-in-process	$2,363	$2,192
Finished goods	329	481
	$2,692	$2,673

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Due to the expiration in the first quarter of 2024 of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $141 of inventories that will no longer be needed for warranty purposes during the six months ended June 30, 2024, which is included in cost of revenues in the condensed consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 5
Property and Equipment, net:

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Lasers placed-in-service	$32,903	$32,095
Equipment, computer hardware and software	300	293
Furniture and fixtures	240	240
Leasehold improvements	99	203
Lasers-in-process	2,924	3,231
	36,466	36,062
Less: accumulated depreciation and amortization	(25,317)	(24,284)
	$11,149	$11,778

The Company recorded depreciation and amortization expense of $759 and $713 during the three months ended June 30, 2024 and 2023, respectively. The Company recorded depreciation and amortization expense of $1,514 and $1,390 during the six months ended June 30, 2024 and 2023, respectively.

Note 6
Intangible Assets, net:

Intangible assets consist of the following:

June 30, 2024	Balance	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,130)	$570
Product technology	4,808	(3,925)	883
Customer relationships	6,900	(6,210)	690
Tradenames	1,500	(1,350)	150
Pharos customer lists	5,314	(1,273)	4,041
	$24,222	$(17,888)	$6,334

December 31, 2023
Core technology	$5,700	$(4,845)	$855
Product technology	4,808	(3,866)	942
Customer relationships	6,900	(5,865)	1,035
Tradenames	1,500	(1,275)	225
Pharos customer lists	5,314	(1,052)	4,262
	$24,222	$(16,903)	$7,319

The Company recorded amortization expense of $491 and $715 during the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense of $985 and $1,435 during the six months ended June 30, 2024 and 2023, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2024 or 2023.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2024	986
2025	1,266
2026	561
2027	561
2028	561

Note 7
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Warranty obligations	$182	$180
Compensation and related benefits	1,974	1,679
State sales, use and other taxes	4,304	4,316
Professional fees and other	148	131
	$6,608	$6,306

Note 8
Long-Term Debt:

On September 30, 2021, the Company entered into a credit and security agreement with MidCap Financial Trust (“MidCap”), also acting as the administrative agent, and the lenders identified therein. The original terms provided for an $8,000 senior term loan. Borrowings under the senior term loan originally bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year and were scheduled to mature on September 1, 2026, unless terminated earlier. The Company was obligated to make monthly interest-only payments through September 30, 2024. The credit and security agreement was amended on January 10, 2022 to provide MidCap’s consent to the TheraClear asset acquisition. On September 6, 2022, the Company amended the facility to transition, upon the cessation of LIBOR, to bear interest at one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%.

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

On March 27, 2024, the Company entered into Amendment No. 5 to the credit and security agreement (the “Fifth Amendment”), which further amended the credit and security agreement (as amended to date, the “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts.

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

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of June 30, 2024 was 13.94%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5,000, at any time upon 30 days’ written notice.  Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made within 12 months of February 20, 2024, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after February 20, 2024, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made 36 months or more after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $29,250 of net revenue (raised to $33,000 by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33,000) for the trailing 12-month period as of June 30, 2024, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3,000. At June 30, 2024, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap’s and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At June 30, 2024, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

The Prior Warrant allowed the Warrantholder, an affiliate of the lender, to purchase 37,362 shares of the Company’s common stock at an exercise price equal to $18.20 per share for a 10-year period ending September 30, 2031. Pursuant to, and in accordance with, the terms and conditions of the A&R Warrant, which amended and restated the Prior Warrant, the Warrantholder can purchase 80,000 shares of the Company’s common stock at an exercise price equal to $8.80 per share for a 10-year period ending on June 30, 2033. Pursuant to the A&R Registration Rights Agreement, the Company registered the shares underlying the A&R Warrant effective August 18, 2023. The amendment of the warrant resulted in an increase in the fair value of the warrant, which has been accounted for as a lender fee.

The Third Amendment was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $909 for the three and six months ended June 30, 2023, which included unamortized debt discount on the original loan of $441, an increase in the fair value of the warrant of $384 and lender fees of $84. The Fourth Amendment has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $600. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $486 as of June 30, 2024. The Company recognized interest expense of $531 and $1,055 during the three and six months ended June 30, 2024, respectively, of which $39 and $70 was related to the amortization of the debt discount. The Company recognized interest expense of $298 and $584 during the three and six months ended June 30, 2023, respectively, of which $42 and $83 was related to the amortization of the debt discount for the three and six months ended June 30, 2023.

Future minimum principal payments at June 30, 2024 are as follows:

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(486)
Long-term debt, net	$15,114

Note 9
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of June 30, 2024, there were 7,261,588 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,
	2024	2023
Selling and marketing	$13	$56
General and administrative	150	296
	$163	$352

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Six Months Ended June 30,
	2024	2023
Selling and marketing*	$(24)	$578
General and administrative	299	99
	$275	$677
*Selling and marketing expense was negative during the six months ended June 30, 2024 due to the forfeiture of awards during the period.

On April 3, 2023, the Company granted 15,000 stock-based options to its former Chief Executive Officer. The vesting of these awards was contingent upon meeting one or more financial goals (a performance condition) or a common stock share price (a market condition). The fair value of stock-based awards is determined at the date of grant. Stock-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. Stock-based compensation expense for performance condition awards is re-evaluated at each reporting period based on the probability of the achievement of the goal. The 15,000 stock-based options were forfeited in the fourth quarter of 2023 due to the Chief Executive Officer’s separation and failure to achieve the vesting conditions.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Shares Under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	772,864	$11.07
Granted	10,000	5.35
Forfeited and expired	(252,514)	15.38
Outstanding at June 30, 2024	530,350	$8.90	8.5
Exercisable at June 30, 2024	142,191	$15.49	6.6
Vested and expected to vest at June 30, 2024	530,350	$8.90	8.5

As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $1,512, which the Company expects to recognize over a weighted average period of approximately 2.7 years. The options outstanding and exercisable at June 30, 2024 and exercisable at June 30, 2023 had no intrinsic value. The aggregate intrinsic value of options outstanding at June 30, 2023 was $1.

For the six months ended June 30, 2024, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Expected volatility	77.0%
Risk‑free rate	4.1%
Expected term (in years)	6.3
Dividend rate	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2024	2,265	$10.30
Vested	(1,414)	10.30
Unvested at June 30, 2024	851	$10.30

As of June 30, 2024, the total unrecognized compensation expense related to restricted stock units was de minimis.

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

No income tax expense was incurred for the three and six months ended June 30, 2024 and 2023.

Note 11
Business and Geographical Reporting Segments:

The Company has organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC and TheraClear procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense) is also not allocated to the operating segments.

The following tables reflect results of operations from the Company’s business segments for the periods indicated below:

Three Months Ended June 30, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,339	$3,096	$8,435
Cost of revenues	1,854	1,644	3,498
Gross profit	3,485	1,452	4,937
Gross profit %	65.3%	46.9%	58.5%

Allocated expenses:
Engineering and product development	145	54	199
Selling and marketing	2,575	439	3,014
Unallocated expenses	—	—	2,210
	2,720	493	5,423
Income (loss) from operations	765	959	(486)
Interest expense	—	—	(531)
Interest income	—	—	54
Other income	—	—	864
Net income (loss)	$765	$959	$(99)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Six Months Ended June 30, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$10,035	$5,154	$15,189
Cost of revenues	4,049	3,123	7,172
Gross profit	5,986	2,031	8,017
Gross profit %	59.7%	39.4%	52.8%

Allocated expenses:
Engineering and product development	341	99	440
Selling and marketing	5,328	704	6,032
Unallocated expenses	—	—	4,920
	5,669	803	11,392
Income (loss) from operations	317	1,228	(3,375)
Interest expense	—	—	(1,055)
Interest income	—	—	99
Other income	—	—	864
Net income (loss)	$317	$1,228	$(3,467)

Three Months Ended June 30, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,456	$2,794	$8,250
Cost of revenues	2,205	1,727	3,932
Gross profit	3,251	1,067	4,318
Gross profit %	59.6%	38.2%	52.3%

Allocated expenses:
Engineering and product development	289	85	374
Selling and marketing	2,850	566	3,416
Unallocated expenses	—	—	2,490
	3,139	651	6,280
(Loss) income from operations	112	416	(1,962)
Loss on debt extinguishment	—	—	(909)
Interest expense	—	—	(298)
Interest income	—	—	21
Net (loss) income	$112	$416	$(3,148)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Six Months Ended June 30, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$10,665	$5,152	$15,817
Cost of revenues	4,225	2,886	7,111
Gross profit	6,440	2,266	8,706
Gross profit %	60.4%	44.0%	55.0%

Allocated expenses:
Engineering and product development	534	155	689
Selling and marketing	6,203	955	7,158
Unallocated expenses	—	—	5,407
	6,737	1,110	13,254
(Loss) income from operations	(297)	1,156	(4,548)
Loss on debt extinguishment	—	—	(909)
Interest expense	—	—	(584)
Interest income	—	—	58
Net (loss) income	$(297)	$1,156	$(5,983)

The following tables present depreciation and amortization by reportable segment for the periods indicated below:

	Three Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$1,080	$1,238
Dermatology procedures equipment	166	187
Unallocated expenses	4	3
Total	$1,250	$1,428

	Six Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$2,194	$2,451
Dermatology procedures equipment	298	367
Unallocated expenses	7	7
Total	$2,499	$2,825

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following tables present the Company’s revenue disaggregated by geographical region for the periods indicated below. Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Three Months Ended June 30, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,923	$458	$5,381
Foreign	416	2,638	3,054
Total	$5,339	$3,096	$8,435

Six Months Ended June 30, 2024
Domestic	$9,243	$598	$9,841
Foreign	792	4,556	5,348
Total	$10,035	$5,154	$15,189

Three Months Ended June 30, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$5,141	$926	$6,067
Foreign	315	1,868	2,183
Total	$5,456	$2,794	$8,250

Six Months Ended June 30, 2023
Domestic	$9,988	$1,422	$11,410
Foreign	677	3,730	4,407
Total	$10,665	$5,152	$15,817

Note 12
Significant Customer Concentrations:

For the three months ended June 30, 2024 and 2023, revenues from sales to two and one of the Company’s customers, international distributors from which it earns primarily dermatology equipment revenues, were $2,275, or 27.0%, and $959, or 11.6%, respectively. For the six months ended June 30, 2024, revenues from sales to two of the Company’s customers, international distributors from which it earns primarily dermatology equipment revenues, were $3,731, or 24.6%. No customer represented more than 10% of total Company revenues for the six months ended June 30, 2023.

One customer represented 16.3% of net accounts receivable as of June 30, 2024. One customer represented 16.5% of net accounts receivable as of December 31, 2023.

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

In March 2024, the Company terminated the existing leases for its California facilities and concurrently executed new leases that effectively extended the terms of the leases for five years, which has been accounted for as a lease modification. The ROU assets and operating lease liabilities were remeasured at the modification date, resulting in an increase to both balances of $977 during the six months ended June 30, 2024. There were no lease modifications during the six months ended June 30, 2023.

Operating lease costs were $122 and $123 for each of the three months ended June 30, 2024 and 2023. Operating lease costs were $228 and $229 for each of the six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $112 and $109 for the three months ended June 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $224 and $205 for  the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted average incremental borrowing rate was 12.01% and the weighted average remaining lease term was 4.5 years.

The following table summarizes the Company’s operating lease maturities as of June 30, 2024:

Remaining 2024	$229
2025	463
2026	334
2027	290
2028	301
Thereafter	231
Total remaining lease payments	1,848
Less: imputed interest	(452)
Total lease liabilities	$1,396

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed the Company an aggregate of $4,879 including penalties and interest. The audits cover the period from March 2014 through November 2022. The Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,484 of the total $4,879 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal's ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals, which motion is pending. The Company is in the administrative process of appeal with respect to the remaining $1,273 of assessments in the State of New York.

The State of California has made aggregate assessments of $2,122 including penalties and interest. The audits cover the period from June 2018 through June 2022. The Company is in the administrative process of appeal in this jurisdiction as well.

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

Contingent Consideration

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain commercialization related targets. Through June 30, 2024, the Company has incurred an aggregate of $87 of royalty and gross profit payments based on gross profit from domestic and international sales.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency which provided the Company with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to current and former non-exempt employees of the Company. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against the Company and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow an attempt at resolution through mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to the Company. The settlement, which required the Company to pay $106, was subject to the right of individual class members to opt out of the settlement and proceed on their own. No individual has requested to opt out of the settlement, and on April 5, 2024, an Order Granting Final Approval of the settlement was entered in the Superior Court. During the three and six months ended June 30, 2024 and 2023, the $106 that had been accrued for this matter was paid by the Company.

Note 14
Subsequent Events:

In July 2024 the Company sold 665,136 shares of its common stock at an average purchase price of $3.16 per share for total gross proceeds of approximately $2,100 under the equity distribution agreement. See, also, Note 2, Liquidity.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 10-K”), and the unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA” or “STRATA Skin Sciences”) and can be identified by terminology such as the words “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions, and are intended to identify forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, and other statements contained in this Report that are not historical facts. Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Part I, Item 1A. “Risk Factors,” in the 2023 10-K and in other of our public filings with the SEC, as well as the following:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market, competitive conditions, and competitive product introductions;
•	descriptions of plans or objectives of management for future operations, products or services;

•	actions by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies with respect to our products or product candidates;
•	changes to third-party reimbursement of laser treatments using our devices;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	anticipated results of existing or future litigation or government actions;
•	health emergencies, the spread of infectious disease or pandemics, such as the COVID-19 outbreak; and
•	descriptions or assumptions underlying or related to any of the above items.

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

Introduction, Outlook, Overview of Business Operations and Recent Developments

STRATA Skin Sciences is a medical technology company in dermatology dedicated to developing, commercializing, and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo, and various other skin conditions, as well as the TheraClear® X Acne Therapy System utilized in the treatment of acne-related skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the FDA in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2024, there were 882 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 923 as of December 31, 2023. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Recent Developments

Reverse Stock Split

On October 26, 2023, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock. On April 26, 2024, the Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten shares, which became effective on June 6, 2024.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended June 30, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2023, included in our 2023 10-K as filed with the SEC on March 28, 2024.

Results of Operations

Revenues
The following tables present revenues from our segments for the periods indicated below:

	Three Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$5,339	$5,456
Dermatology procedures equipment	3,096	2,794
Total revenues	$8,435	$8,250

	Six Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$10,035	$10,665
Dermatology procedures equipment	5,154	5,152
Total revenues	$15,189	$15,817

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended June 30, 2024 was $5,339, which we estimate is approximately 67,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended June 30, 2023 of $5,456, which we estimate is approximately 72,000 XTRAC treatments with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the six months ended June 30, 2024 was $10,035, which we estimate is approximately 132,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the six months ended June 30, 2023 of $10,665, which we estimate is approximately 140,000 XTRAC treatments with prices between $65 to $95 per treatment. In connection with the launch of TheraClear, there were 117 and 73 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of June 30, 2024 and 2023, respectively. Nominal revenue was earned from these devices during the three and six months ended June 30, 2024 and 2023.

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

We reduced our direct-to-patient advertising over the course of 2023, which we believe contributed to a reduction in the number of XTRAC treatments compared to prior periods that continued into 2024. Therefore, our strategy going forward is to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and X (formerly Twitter). We monitor the results of our advertising expenditures in this area in order to effectively reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of June 30, 2024 and 2023, we deferred domestic net revenues of $1,850 and $2,027, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Lower deferred revenue from the fourth quarter of 2023 negatively impacted the first quarter of 2024 as compared to the first quarter of 2023, when higher deferred revenue from the fourth quarter of 2022 positively impacted that period.

Dermatology Procedures Equipment
For the three and six months ended June 30, 2024, dermatology procedures equipment revenues were $3,096 and $5,154, respectively. Internationally, we sold 24 systems (23 XTRAC and 1 VTRAC) and 40 systems (36 XTRAC and 4 VTRAC), respectively, during the three and six months ended June 30, 2024. Domestically, there were 4 and 5 XTRAC systems sold, respectively, during the three and six months ended June 30, 2024. In addition to equipment sales, we recognized approximately $25 and $53 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2024, respectively.

For the three and six months ended June 30, 2023, dermatology procedures equipment revenues were $2,794 and $5,152, respectively. Internationally, we sold 14 systems (13 XTRAC and 1 VTRAC) and 30 systems (25 XTRAC and 5 VTRAC), respectively, during the three and six months ended June 30, 2023. Domestically, there were 12 and 14 XTRAC systems sold, respectively, during the three and six months ended June 30, 2023. In addition to equipment sales, we recognized approximately $60 and $140 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2023, respectively.

Cost of Revenues
The following tables present cost of revenues from our two business segments for the periods listed below:

	Three Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$1,854	$2,205
Dermatology procedures equipment	1,644	1,727
Total cost of revenues	$3,498	$3,932

	Six Months Ended June 30,
	2024	2023
Dermatology recurring procedures	$4,049	$4,225
Dermatology procedures equipment	3,123	2,886
Total cost of revenues	$7,172	$7,111

Gross Profit Analysis
The following tables present changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended June 30,
	2024	2023
Revenues, net	8,435	8,250
Cost of revenues	3,498	3,932
Gross profit	4,937	4,318
Gross profit percentage	58.5%	52.3%

	Six Months Ended June 30,
	2024	2023
Revenues, net	15,189	15,817
Cost of revenues	7,172	7,111
Gross profit	8,017	8,706
Gross profit percentage	52.8%	55.0%

Gross profit increased to $4,937 for the three months ended June 30, 2024 from $4,318 during the same period in 2023. As a percentage of revenues, gross profit was 58.5% for the three months ended June 30, 2024, as compared to 52.3% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the sale of refurbished units that have a lower cost of revenues than building new units as part of our stated plan to remove devices from underperforming accounts, and lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition.

Gross profit decreased to $8,017 for the six months ended June 30, 2024 from $8,706 during the same period in 2023. As a percentage of revenues, gross profit was 52.8% for the six months ended June 30, 2024, as compared to 55.0% for the same period in 2023. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of the impact of deferred revenue, a reduction in service billings, the write-off of inventories related to Pharos laser system products, and higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service, partially offset by lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition, a decrease in domestic sales with longer warranty periods, leading to a lower amount of deferred revenue for those sales, and the sale of refurbished units that have a lower cost of revenues than building new units as part of our stated plan to remove devices from underperforming accounts.

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Three Months Ended June 30,
	2024	2023
Revenues, net	$5,339	$5,456
Cost of revenues	1,854	2,205
Gross profit	$3,485	$3,251
Gross profit percentage	65.3%	59.6%

	Six Months Ended June 30,
	2024	2023
Revenues, net	$10,035	$10,665
Cost of revenues	4,049	4,225
Gross profit	$5,986	$6,440
Gross profit percentage	59.7%	60.4%

Gross profit increased to $3,485 for the three months ended June 30, 2024 from $3,251 during the same period in 2023. As a percentage of revenues, gross profit was 65.3% for the three months ended June 30, 2024, as compared to 59.6% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition.

Gross profit decreased to $5,986 for the six months ended June 30, 2024 from $6,440 during the same period in 2023. As a percentage of revenues, gross profit was 59.7% for the six months ended June 30, 2024, as compared to 60.4% for the same period in 2023. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of less deferred revenue from the fourth quarter of 2023 recognized in 2024 compared to higher deferred revenue from the fourth quarter of 2022 recognized in 2023 and higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service, partially offset by lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition.

Dermatology Procedures Equipment

	Three Months Ended June 30,
	2024	2023
Revenues, net	$3,096	$2,794
Cost of revenues	1,644	1,727
Gross profit	$1,452	$1,067
Gross profit percentage	46.9%	38.2%

	Six Months Ended June 30,
	2024	2023
Revenues, net	$5,154	$5,152
Cost of revenues	3,123	2,886
Gross profit	$2,031	$2,266
Gross profit percentage	39.4%	44.0%

Gross profit increased to $1,452 for the three months ended June 30, 2024 from $1,067 during the same period in 2023. As a percentage of revenues, gross profit was 46.9% for the three months ended June 30, 2024, as compared to 38.2% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the sale of refurbished units that have a lower cost of revenues than building new units as part of our stated plan to remove devices from underperforming accounts.

Gross profit decreased to $2,031 for the six months ended June 30, 2024 from $2,266 during the same period in 2023. As a percentage of revenues, gross profit was 39.4% for the six months ended June 30, 2024, as compared to 44.0% for the same period in 2023. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of a reduction in service billings related to Pharos laser system products, the write-off of inventories related to Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts, and a discount on the sale of certain lasers to an international distributor, partially offset by a decrease in domestic sales with longer warranty periods, leading to a lower amount of deferred revenue for those sales.

Engineering and Product Development
For the three months ended June 30, 2024, engineering and product development expenses were $199 as compared to $374 for the three months ended June 30, 2023. Engineering and product development costs were lower during the three-month period in 2024 primarily as a result of a decrease in salaries and outside services.

For the six months ended June 30, 2024, engineering and product development expenses were $440 as compared to $689 for the six months ended June 30, 2023. Engineering and product development costs were lower during the six-month period in 2024 primarily as a result of a decrease in salaries and outside services.

Selling and Marketing Expenses
For the three months ended June 30, 2024, selling and marketing expenses were $3,014 as compared to $3,416 for the three months ended June 30, 2023. Selling and marketing expenses were lower during the three-month period in 2024 primarily as a result of a decrease in salaries and other employee related expenses due to the reduction in the size of the sales force, partially offset by an increase in commissions in the same period.

For the six months ended June 30, 2024, selling and marketing expenses were $6,032 as compared to $7,158 for the six months ended June 30, 2023. Selling and marketing expenses were lower during the six-month period in 2024 primarily as a result of a decrease in salaries and other employee related expenses due to the reduction in the size of the sales force, as well as a decrease in commissions due to the decrease in revenues.

General and Administrative Expenses
For the three months ended June 30, 2024, general and administrative expenses were $2,210 as compared to $2,490 for the three months ended June 30, 2023. General and administrative expenses were lower during the three-month period in 2024 primarily as a result of lower stock-based compensation expense, a decrease in the allowance for credit losses, and a decrease in our sales tax accrual, which is based on historical results for a period that includes lower revenues.

For the six months ended June 30, 2024, general and administrative expenses were $4,920 as compared to $5,407 for the six months ended June 30, 2023. General and administrative expenses were lower during the six-month period in 2024 primarily as a result of lower stock-based compensation expense, lower accounting and legal expenses and a decrease in our sales tax accrual, which is based on historical results for a period that includes lower revenues, partially offset by an increase in certain employee related expenses.

Loss on Debt Extinguishment
During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 8, Long-term Debt to the Notes to unaudited condensed consolidated financial statements). The new loan was considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $909 during the three and six months ended June 30, 2023. During the first quarter of 2024, we amended our Senior Term Facility with MidCap (see Note 8, Long-term Debt to the Notes to unaudited condensed consolidated financial statements), which has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. There was no debt extinguishment during the three and six months ended June 30, 2024.

Interest Expense
For the three months ended June 30, 2024, interest expense was $531 as compared to $298 for the three months ended June 30, 2023. The increase was primarily the result of a higher effective interest rate on our variable rate Senior Term Facility and the additional $7,000 borrowed under our Senior Term Facility on June 30, 2023.

For the six months ended June 30, 2024, interest expense was $1,055 as compared to $584 for the six months ended June 30, 2023. The increase was primarily the result of a higher effective interest rate on our variable rate Senior Term Facility and the additional $7,000 borrowed under our Senior Term Facility on June 30, 2023.

Other Income
During the three and six months ended June 30, 2024 we received $864 from the Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the three and six months ended June 30, 2023.

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows:

	Three Months Ended June 30,
	2024	2023
Net loss	$(99)	$(3,148)

Adjustments:
Depreciation and amortization	1,250	1,428
Amortization of operating lease right-of-use assets	79	63
Loss on disposal of property and equipment	6	24
Interest expense, net	477	277
Non-GAAP EBITDA	1,713	(1,356)
Employee retention credit	(864)	—
Stock-based compensation expense	163	352
Loss on debt extinguishment	—	909
Non-GAAP adjusted EBITDA	$1,012	$(95)

	Six Months Ended June 30,
	2024	2023
Net loss	$(3,467)	$(5,983)

Adjustments:
Depreciation and amortization	2,499	2,825
Amortization of operating lease right-of-use assets	174	168
Loss on disposal of property and equipment	19	24
Interest expense, net	956	526
Non-GAAP EBITDA	181	(2,440)
Employee retention credit	(864)	—
Stock-based compensation expense	275	677
Inventory write-off	141	—
Loss on debt extinguishment	—	909
Non-GAAP adjusted EBITDA	$(267)	$(854)

Liquidity and Capital Resources
As of June 30, 2024, we had working capital of $1,692 compared to working capital of $3,369 as of December 31, 2023. The change in working capital was primarily the result of the use of cash and cash equivalents for operations, offset by a decrease in accounts receivable due to increased collection efforts. Cash, cash equivalents and restricted cash were $6,817 as of June 30, 2024, as compared to $8,118 as of December 31, 2023.

In September 2021, we entered into a credit and security agreement with MidCap, also acting as the administrative agent, and the lenders identified therein and borrowed $8,000 in the form of a senior term loan. The term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to bear interest at one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. In June 2023, we amended the credit facility to: (i) refinance our existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. We also amended and restated the existing warrant to allow MidCap to purchase 80,000 shares of our common stock at an exercise price of $8.80 per share for a 10-year period ending June 30, 2033. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants, including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

In February 2024, the parties amended the credit and security agreement in order to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the trailing 12-month periods ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, these amounts are set at $29,000, $29,250, $29,500 and $30,000, respectively, and increasing to $33,000 as set forth in such amendment for the trailing 12-month periods thereafter.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. Through June 30, 2024, we have incurred an aggregate of $87 of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. No shares of our common stock have been sold under this distribution agreement through June 30, 2024.  However, in July 2024, we sold shares for gross proceeds of approximately $2,100. For further detail see Note 2, Liquidity to the Notes to unaudited condensed consolidated financial statements.

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

Net cash used in operating activities was $213 for the six months ended June 30, 2024, compared to net cash provided by operating activities of $130 for the six months ended June 30, 2023. The increase in cash used in operating activities is primarily the result of keeping our inventory levels steady during the first half of 2024 as compared to the decrease in inventories during the first half of 2023 because we had increased our inventories in 2022 to avoid supply chain disruptions, and consistent accounts payable and accrued expenses during the first half of 2024 compared to an increase in accounts payable and accrued expenses during the first half of 2023 which was primarily due to an increase in accrued sales taxes, offset by the receipt of the employee retention credit.

Net cash used in investing activities was $1,070 for the six months ended June 30, 2024, compared to net cash used in investing activities of $3,495 for the six months ended June 30, 2023. The decrease is primarily the result of a greater emphasis on refurbishing units that have been recalled from underperforming accounts as part of our stated plan to realign devices, which has a lower cost than building new units, and a reduction in capital expenditures after the launch of the TheraClear Acne Therapy System in the first quarter of 2023.

Net cash used in financing activities was $18 for the six months ended June 30, 2024, compared to net cash provided by financing activities of $6,965 for the six months ended June 30, 2023. The only financing activity in 2024 consisted of the payment of contingent consideration to Theravant, whereas the cash provided by financing activities in 2023 was due to the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $7,000, net of financing costs.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2023 annual financial statements included in our 2023 10-K.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Basis of presentation  to the Notes to unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of June 30, 2024.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2024. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 1, 2022, a proposed representative class action under California’s Private Attorneys General Act (“PAGA”) was filed in Superior Court of California, County of San Diego against the Company and an employment agency (“Co-Defendant”) which provided us with temporary employees. The complaint alleges various violations of the California Labor Code, including California’s wage and hour laws, relating to certain of our current and former non-exempt employees. The complaint seeks class status and payments for allegedly unpaid compensation and attorney’s fees. In a related matter, the attorneys in this matter and the proposed class representative, in a letter dated March 12, 2022, to the California Labor & Workforce Development Agency made nearly identical claims seeking the right to pursue a PAGA action against us and the employment agency. On or about May 16, 2022, the plaintiff filed a First Amended Complaint adding a PAGA claim to the action. On or about June 2, 2022, the plaintiff filed an Application to Dismiss Class and Individual Claim without prejudice, in an attempt to pursue a PAGA only complaint. On or about June 30, 2022, the parties entered into a stipulation to allow the plaintiff to file a Second Amended Complaint to clarify the PAGA claim and to stay the pending action to allow mediation. The mediation was held on February 23, 2023, and the matter was settled on terms agreeable to us. The settlement, which required us to pay $0.1 million, was subject to the right of individual class members to reject the settlement and proceed on their own. No individual has requested to opt out of the settlement, and on April 5, 2024, an Order Granting Final Approval of the settlement was entered in the Superior Court. During the three and six months ended June 30, 2024 and 2023, we paid the $106 that had been accrued for this matter.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed us an aggregate of $4.9 million including penalties and interest. The audits cover the period from March 2014 through November 2022. We received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.5 million of the total $4.9 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals, which motion is pending. We are in the administrative  process of appeal with respect to the remaining $1.2 million of assessments in the State of New York.

The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

If there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

ITEM 1A.	Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our 2023 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on March 28, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

On August 12, 2024, Christopher Lesovitz, the Company’s Chief Financial Officer, submitted his resignation effective August 14, 2024.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STRATA SKIN SCIENCES, INC.

Date	August 14, 2024	By:	/s/ Dolev Rafaeli
			Name:	Dolev Rafaeli
			Title:	President & Chief Executive Officer

Date	August 14, 2024	By:	/s/ Christopher Lesovitz
			Name:	Christopher Lesovitz
			Title:	Chief Financial Officer