Form 10-Q
period 2024-09-30
STRATA Skin Sciences, Inc.
filed 2024-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of our common stock as of November 8, 2024 was 4,171,161 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,062	$6,784
Restricted cash	1,334	1,334
Accounts receivable, net of allowance for credit losses of $159 and $222 at September 30, 2024 and December 31, 2023, respectively	4,443	4,440
Inventories	2,744	2,673
Prepaid expenses and other current assets	297	312
Total current assets	15,880	15,543
Property and equipment, net	10,387	11,778
Operating lease right-of-use assets	1,348	626
Intangible assets, net	5,840	7,319
Goodwill	6,519	6,519
Other assets	231	231
Total assets	$40,205	$42,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,749	$3,343
Accrued expenses and other current liabilities	8,524	6,306
Deferred revenues	2,421	2,120
Current portion of operating lease liabilities	322	352
Current portion of contingent consideration	1,030	53
Total current liabilities	14,046	12,174
Long-term debt, net	15,153	15,044
Deferred revenues and other liabilities	379	552
Deferred tax liability	186	186
Operating lease liabilities, net of current portion	1,002	237
Contingent consideration, net of current portion	96	1,135
Total liabilities	30,862	29,328
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 4,171,161 and 3,506,025 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	252,986	250,742
Accumulated deficit	(243,647)	(238,058)
Total stockholders’ equity	9,343	12,688
Total liabilities and stockholders’ equity	$40,205	$42,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$8,797	$8,852	$23,986	$24,669
Cost of revenues	3,490	3,898	10,662	11,009
Gross profit	5,307	4,954	13,324	13,660
Operating expenses:
Engineering and product development	243	248	683	937
Selling and marketing	3,048	3,038	9,080	10,196
General and administrative	3,669	2,283	8,589	7,690
Total operating expenses	6,960	5,569	18,352	18,823
Loss from operations	(1,653)	(615)	(5,028)	(5,163)
Other (expense) income:
Loss on debt extinguishment	—	—	—	(909)
Interest expense	(537)	(528)	(1,592)	(1,112)
Interest income	68	90	167	148
Other income	—	—	864	—
Total other expense	(469)	(438)	(561)	(1,873)
Net loss	$(2,122)	$(1,053)	$(5,589)	$(7,036)

Net loss per share of common stock, basic and diluted	$(0.53)	$(0.30)	$(1.52)	$(2.02)
Weighted average shares of common stock outstanding, basic and diluted	4,038,988	3,491,113	3,684,976	3,488,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Nine Months Ended September 30, 2024 and 2023
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,368)	(3,368)
Balance at March 31, 2024	3,506,025	4	250,854	(241,426)	9,432
Stock-based compensation expense	—	—	163	—	163
Net loss	—	—	—	(99)	(99)
Balance at June 30, 2024	3,506,025	4	251,017	(241,525)	9,496
Stock-based compensation expense	—	—	26	—	26
Issuance of common stock	665,136	—	1,943	—	1,943
Net loss	—	—	—	(2,122)	(2,122)
Balance at September 30, 2024	4,171,161	$4	$252,986	$(243,647)	$9,343

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	3,472,246	$3	$249,056	$(227,228)	$21,831
Stock-based compensation expense	—	—	325	—	325
Issuance of restricted stock	15,835	—	—	—	—
Net loss	—	—	—	(2,835)	(2,835)
Balance at March 31, 2023	3,488,081	3	249,381	(230,063)	19,321
Stock-based compensation expense	—	—	352	—	352
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(3,148)	(3,148)
Balance at June 30, 2023	3,488,081	3	$250,117	$(233,211)	16,909
Stock-based compensation expense	—	—	337	—	337
Issuance of restricted stock	3,243	—	—	—	—
Net loss	—	—	—	(1,053)	(1,053)
Balance at September 30, 2023	3,491,324	$3	$250,454	$(234,264)	$16,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,589)	$(7,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,738	4,274
Amortization of operating lease right-of-use assets	255	257
Amortization of deferred financing costs and debt discount	109	112
Change in allowance for credit losses	(40)	(205)
Stock-based compensation expense	301	1,014
Loss on disposal of property and equipment	38	55
Inventory write-off	141	—
Loss on debt extinguishment	—	909
Changes in operating assets and liabilities:
Accounts receivable	37	(126)
Inventories	14	(209)
Prepaid expenses and other assets	15	388
Accounts payable	(1,638)	(268)
Accrued expenses and other liabilities	2,176	(611)
Deferred revenues	170	(165)
Operating lease liabilities	(242)	(279)
Net cash used in operating activities	(515)	(1,890)
Cash flows from investing activities:
Purchase of property and equipment	(1,132)	(3,301)
Net cash used in investing activities	(1,132)	(3,301)
Cash flows from financing activities:
Payment of contingent consideration	(18)	(42)
Proceeds from long-term debt	—	7,000
Issuance of stock	1,943	—
Payment of deferred financing costs	—	(97)
Net cash provided by financing activities	1,925	6,861
Net increase in cash, cash equivalents and restricted cash	278	1,670
Cash, cash equivalents and restricted cash at beginning of period	8,118	6,795
Cash, cash equivalents and restricted cash at end of period	$8,396	$8,465

Cash and cash equivalents	$7,062	$7,131
Restricted cash	1,334	1,334
Total cash, cash equivalents and restricted cash	$8,396	$8,465

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,490	$917

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$977	$—
Transfer of property and equipment to inventories	$226	$234
Accrued payment of contingent consideration	$44	$—
Modification of common stock warrants	$—	$384
Accrued exit fee recorded as debt discount	$150	$450
Change in intangible assets and fair value of contingent consideration	$—	$5,616

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2024, there were 873 XTRAC systems placed in dermatologists’ offices in the United States and 39 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Impact of Middle East Conflict
The Company has not seen an impact on its distributors’ businesses in the Middle East due to the Middle East conflict, but cannot predict the impact should the conflict continue or develop into a larger war.

Basis of presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and other forms filed with the SEC from time to time. Dollar amounts included herein are in thousands, except per share amounts.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, including the impact on the condensed consolidated statement of cash flows of the reclassification of lasers-in-process from inventories to property and equipment, net.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2023 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance, beginning of period	$293	$269	$303	$207
Additions	72	72	187	192
Expirations and claims satisfied	(119)	(47)	(244)	(105)
Total	246	294	246	294
Less current portion within accrued expenses and other current liabilities	(165)	(180)	(165)	(180)
Balance within deferred revenues and other liabilities	$81	$114	$81	$114

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Employee Retention Credit
The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7 of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $864 of ERC as other income in the condensed consolidated statement of operations for the nine months ended September 30, 2024. No such activity existed for the three months ended September 30, 2024 or for the three and nine months ended September 30, 2023.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023

Stock options	501,726	505,462
Common stock warrants	80,000	80,000
Restricted stock units	2,265	26,676
	583,991	612,138

Recent Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 with early adoption permitted. The adoption of this guidance on January 1, 2024 did not have an impact on the condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements and footnote disclosures.
Note 2
Liquidity:

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 14, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to an additional $8,900 of its common stock in registered “at-the-market” offerings. In June 2023, the Company amended its credit facility with MidCap Financial Trust to: (i) refinance its existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. Management believes that the Company’s cash and cash equivalents, the anticipated revenues from the sale or use of its products and operating expense management will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War, and the Middle East conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of September 30, 2024:

Remaining 2024	$368
2025	1,010
2026	826
2027	555
2028	74
$2,833

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $516 and the Company expects to recognize $218 of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of September 30, 2024, the $218 of short-term contract liabilities is presented as deferred revenues and the $298 of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For the three months ended September 30, 2024 and 2023, the Company recognized $71 and $88, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022. For the nine months ended September 30, 2024 and 2023, the Company recognized $225 and $324, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
Inventories:

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials and work-in-process	$2,400	$2,192
Finished goods	344	481
	$2,744	$2,673

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Due to the expiration in the first quarter of 2024 of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $141 of inventories that will no longer be needed for warranty purposes during the nine months ended September 30, 2024, which is included in cost of revenues in the condensed consolidated statement of operations.

Note 5
Property and Equipment, net:

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Lasers placed-in-service	$33,031	$32,095
Equipment, computer hardware and software	300	293
Furniture and fixtures	240	240
Leasehold improvements	148	203
Lasers-in-process	2,420	3,231
	36,139	36,062
Less: accumulated depreciation and amortization	(25,752)	(24,284)
	$10,387	$11,778

The Company recorded depreciation and amortization expense of $745 and $729 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded depreciation and amortization expense of $2,259 and $2,119 during the nine months ended September 30, 2024 and 2023, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
Note 6
Intangible Assets, net:

Intangible assets consist of the following:

September 30, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,272)	$428
Product technology	4,808	(3,954)	854
Customer relationships	6,900	(6,383)	517
Tradenames	1,500	(1,388)	112
Pharos customer lists	5,314	(1,385)	3,929
	$24,222	$(18,382)	$5,840

December 31, 2023
Core technology	$5,700	$(4,845)	$855
Product technology	4,808	(3,866)	942
Customer relationships	6,900	(5,865)	1,035
Tradenames	1,500	(1,275)	225
Pharos customer lists	5,314	(1,052)	4,262
	$24,222	$(16,903)	$7,319

The Company recorded amortization expense of $494 and $720 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense of $1,479 and $2,155 during the nine months ended September 30, 2024 and 2023, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2024 or 2023.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years:

Remaining 2024	$492
2025	$1,266
2026	$561
2027	$561
2028	$561

Note 7
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Warranty obligations	$165	$180
Compensation and related benefits	1,788	1,679
State sales, use and other taxes	6,155	4,316
Professional fees and other	416	131
	$8,524	$6,306

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

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of September 30, 2024 was 13.81%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $29,500 of net revenue (raised to $33,000 by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33,000) for the trailing 12-month period as of September 30, 2024, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3,000. At September 30, 2024, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap’s and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At September 30, 2024, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The Third Amendment was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $909 for the nine months ended September 30, 2023, which included unamortized debt discount on the original loan of $441, an increase in the fair value of the warrant of $384 and lender fees of $84. The Fourth Amendment has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $600. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $447 as of September 30, 2024. The Company recognized interest expense of $537 and $1,592 during the three and nine months ended September 30, 2024, respectively, of which $39 and $109 was related to the amortization of the debt discount. The Company recognized interest expense of $528 and $1,112 during the three and nine months ended September 30, 2023, respectively, of which $29 and $112 was related to the amortization of the debt discount for the three and nine months ended September 30, 2023.

Future minimum principal payments at September 30, 2024 are as follows:

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(447)
Long-term debt, net	$15,153

Note 9
Stockholders’ Equity:

In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11,000 of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement.

In July 2024, the Company sold 665,136 shares of its common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of approximately $2,100 and $1,943, respectively. As of September 30, 2024, the Company may sell up to an additional $8,900 of its shares of common stock under the equity distribution agreement.

Note 10
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of September 30, 2024, there were 7,300,212 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing*	$16	$19	$(8)	$118
General and administrative	10	318	309	896
	$26	$337	$301	$1,014

*Selling and marketing expense was negative during the nine months ended September 30, 2024 due to the forfeiture of awards during the period.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Shares Under Option Plan	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	772,864	$11.07
Granted	50,000	3.24
Forfeited and expired	(321,138)	14.07
Outstanding at September 30, 2024	501,726	$8.36	8.1
Exercisable at September 30, 2024	158,362	$14.47	5.8
Vested and expected to vest at September 30, 2024	501,726	$8.36	8.1

As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $1,122, which the Company expects to recognize over a weighted average period of approximately 2.7 years. The options exercisable at September 30, 2024 and 2023 had no intrinsic value. The aggregate intrinsic value of options outstanding at September 30, 2024 was $2. The options outstanding at September 30, 2023 held no aggregate instrinsic value.

For the nine months ended September 30, 2024, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Expected volatility	77.7%
Risk‑free rate	3.8%
Expected term (in years)	6.50
Dividend rate	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,265	$10.30
Vested	(2,265)	10.30
Unvested at September 30, 2024	—	$—

As of September 30, 2024, there was no unrecognized compensation expense related to restricted stock units.

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

No income tax expense was incurred for the three and nine months ended September 30, 2024 and 2023.

Note 12
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

The following tables present results of operations from the Company’s business segments for the periods indicated below:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,381	$3,416	$8,797	$15,416	$8,570	$23,986
Cost of revenues	1,847	1,643	3,490	5,896	4,766	10,662
Gross profit	3,534	1,773	5,307	9,520	3,804	13,324
Gross profit %	65.7%	51.9%	60.3%	61.8%	44.4%	55.5%

Allocated expenses:
Engineering and product development	180	63	243	521	162	683
Selling and marketing	2,556	492	3,048	7,884	1,196	9,080
Unallocated expenses	—	—	3,669	—	—	8,589
Total allocated and unallocated expenses	2,736	555	6,960	8,405	1,358	18,352
Income (loss) from operations	798	1,218	(1,653)	1,115	2,446	(5,028)

Interest expense	—	—	(537)	—	—	(1,592)
Interest income	—	—	68	—	—	167
Other income	—	—	—	—	—	864
Net income (loss)	$798	$1,218	$(2,122)	$1,115	$2,446	$(5,589)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,280	$3,572	$8,852	$15,945	$8,724	$24,669
Cost of revenues	2,229	1,669	3,898	6,454	4,555	11,009
Gross profit	3,051	1,903	4,954	9,491	4,169	13,660
Gross profit %	57.8%	53.3%	56.0%	59.5%	47.8%	55.4%

Allocated expenses:
Engineering and product development	180	68	248	714	223	937
Selling and marketing	2,530	508	3,038	8,733	1,463	10,196
Unallocated expenses	—	—	2,283	—	—	7,690
Total allocated and unallocated expenses	2,710	576	5,569	9,447	1,686	18,823
Income (loss) from operations	341	1,327	(615)	44	2,483	(5,163)

Loss on debt extinguishment	—	—	—	—	—	(909)
Interest expense	—	—	(528)	—	—	(1,112)
Interest income	—	—	90	—	—	148
Net income (loss)	$341	$1,327	$(1,053)	$44	$2,483	$(7,036)

The following table presents depreciation and amortization by reportable segment for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dermatology recurring procedures	$1,065	$1,220	$3,259	$3,671
Dermatology procedures equipment	171	225	469	592
Unallocated expenses	3	4	10	11
Total	$1,239	$1,449	$3,738	$4,274

The following table presents the Company’s revenue disaggregated by geographical region for the periods indicated below. Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,893	$677	$5,570	$14,136	$1,275	$15,411
Foreign	488	2,739	3,227	1,280	7,295	8,575
Total	$5,381	$3,416	$8,797	$15,416	$8,570	$23,986

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,960	$879	$5,839	$14,948	$2,301	$17,249
Foreign	320	2,693	3,013	997	6,423	7,420
Total	$5,280	$3,572	$8,852	$15,945	$8,724	$24,669

Note 13
Significant Customer Concentrations:

For the three months ended September 30, 2024 and 2023, revenues from sales to two and one of the Company’s customers, international distributors from which it earns primarily dermatology equipment revenues, were $2,074, or 23.6%, and $977, or 11.0%, respectively. For the nine months ended September 30, 2024, revenues from sales to one of the Company’s customers, an international distributor from which it earns primarily dermatology equipment revenues, were $3,165, or 13.2%. No customer represented more than 10% of total Company revenues for the nine months ended September 30, 2023.

One customer represented 14.3% of net accounts receivable as of September 30, 2024. One customer represented 16.5% of net accounts receivable as of December 31, 2023.

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

In March 2024, the Company terminated the existing leases for its California facilities and concurrently executed new leases that effectively extended the terms of the leases for five years, which has been accounted for as a lease modification. The ROU assets and operating lease liabilities were remeasured at the modification date, resulting in an increase to both balances of $977 during the nine months ended September 30, 2024. There were no lease modifications during the nine months ended September 30, 2023.

Operating lease costs were $122 and $106 for the three months ended September 30, 2024 and 2023, respectively. Operating lease costs were $350 and $335 for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $112 and $110 for the three months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $336 and $315 for  the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted average incremental borrowing rate was 12.09% and the weighted average remaining lease term was 4.3 years.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts and number of lasers)
(unaudited)
The following table summarizes the Company’s operating lease maturities as of September 30, 2024:

Remaining 2024	$116
2025	463
2026	334
2027	290
2028	301
Thereafter	231
Total remaining lease payments	1,735
Less: imputed interest	(411)
Total lease liabilities	$1,324

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed the Company an aggregate of $5,176 including penalties and interest. The audits cover the period from March 2014 through November 2022. The Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1,781 of the total $5,176 of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond the Company posted for $1,300. As of September 30, 2024, the Company has accrued $1,781 including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $1,273 of assessments in the State of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided.

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

Contingent Consideration

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain commercialization related targets. Through September 30, 2024, the Company has incurred an aggregate of $122 of royalty and gross profit payments based on gross profit from domestic and international sales.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the FDA in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2024, there were 873 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 923 as of December 31, 2023. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Impact of Middle East Conflict

We have not seen an impact on our distributors’ businesses in the Middle East due to the Middle East conflict, but cannot predict the impact should the conflict continue or develop into a larger war.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2024. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates,” as well as in our consolidated financial statements and the footnotes thereto, included in the 2023 10-K.

Results of Operations

Revenues
The following table presents revenues from our segments for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Dermatology recurring procedures	$5,381	$5,280	$15,416	$15,945
Dermatology procedures equipment	3,416	3,572	8,570	8,724
Total revenues	$8,797	$8,852	$23,986	$24,669

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended September 30, 2024 was $5,381, which we estimate is approximately 64,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended September 30, 2023 of $5,280, which we estimate is approximately 70,000 XTRAC treatments with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the nine months ended September 30, 2024 was $15,416, which we estimate is approximately 188,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the nine months ended September 30, 2023 of $15,945, which we estimate is approximately 210,000 XTRAC treatments with prices between $65 to $95 per treatment. In connection with the launch of TheraClear, there were 135 and 76 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of September 30, 2024 and 2023, respectively. Nominal revenue was earned from these devices during the three and nine months ended September 30, 2024 and 2023.

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

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of September 30, 2024 and 2023, we deferred domestic net revenues of $1,943 and $1,947, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Lower deferred revenue from the fourth quarter of 2023 negatively impacted the first quarter of 2024 as compared to the first quarter of 2023, when higher deferred revenue from the fourth quarter of 2022 positively impacted that period.

Dermatology Procedures Equipment
For the three and nine months ended September 30, 2024, dermatology procedures equipment revenues were $3,416 and $8,570, respectively. Internationally, we sold 20 systems (20 XTRAC and nil VTRAC) and 60 systems (56 XTRAC and 4 VTRAC), respectively, during the three and nine months ended September 30, 2024. Domestically, there were 7 and 12 XTRAC systems sold, respectively, during the three and nine months ended September 30, 2024. In addition to equipment sales, we recognized approximately $53 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2023, dermatology procedures equipment revenues were $3,572 and $8,724, respectively. Internationally, we sold 21 systems (19 XTRAC and 2 VTRAC) and 51 systems (44 XTRAC and 7 VTRAC), respectively, during the three and nine months ended September 30, 2023. Domestically, there were 6 and 20 XTRAC systems sold, respectively, during the three and nine months ended September 30, 2023. In addition to equipment sales, we recognized approximately $45 and $185 of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and nine months ended September 30, 2023, respectively.

Cost of Revenues
The following table presents cost of revenues from our two business segments for the periods listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Dermatology recurring procedures	$1,847	$2,229	$5,896	$6,454
Dermatology procedures equipment	1,643	1,669	4,766	4,555
Total cost of revenues	$3,490	$3,898	$10,662	$11,009

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$8,797	$8,852	$23,986	$24,669
Cost of revenues	3,490	3,898	10,662	11,009
Gross profit	$5,307	$4,954	$13,324	$13,660
Gross profit percentage	60.3%	56.0%	55.5%	55.4%

Gross profit increased to $5,307 for the three months ended September 30, 2024 from $4,954 during the same period in 2023. As a percentage of revenues, gross profit was 60.3% for the three months ended September 30, 2024, as compared to 56.0% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition and the sale of refurbished units that have a lower cost of revenues than building new units as part of our stated plan to remove devices from underperforming accounts, partially offset by increased maintenance costs largely driven by TheraClear devices placed into service.

Gross profit decreased to $13,324 for the nine months ended September 30, 2024 from $13,660 during the same period in 2023. As a percentage of revenues, gross profit was 55.5% for the nine months ended September 30, 2024, as compared to 55.4% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition and a decrease in domestic sales with longer warranty periods, leading to a lower amount of deferred revenue for those sales, partially offset by the result of less deferred revenue from the fourth quarter of 2023 recognized in 2024 compared to higher deferred revenue from the fourth quarter of 2022 recognized in 2023, higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service, a reduction in service billings and the write-off of inventories related to Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts, and a discount on the sale of certain lasers to an international distributor.

The following table presents changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$5,381	$5,280	$15,416	$15,945
Cost of revenues	1,847	2,229	5,896	6,454
Gross profit	$3,534	$3,051	$9,520	$9,491
Gross profit percentage	65.7%	57.8%	61.8%	59.5%

Gross profit increased to $3,534 for the three months ended September 30, 2024 from $3,051 during the same period in 2023. As a percentage of revenues, gross profit was 65.7% for the three months ended September 30, 2024, as compared to 57.8% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition.

Gross profit increased to $9,520 for the nine months ended September 30, 2024 from $9,491 during the same period in 2023. As a percentage of revenues, gross profit was 61.8% for the nine months ended September 30, 2024, as compared to 59.5% for the same period in 2023. The increase in gross profit percentage compared to the same period in the prior year was primarily due to lower amortization costs due to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition, partially offset by the result of less deferred revenue from the fourth quarter of 2023 recognized in 2024 compared to higher deferred revenue from the fourth quarter of 2022 recognized in 2023 and higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service.

Dermatology Procedures Equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$3,416	$3,572	$8,570	$8,724
Cost of revenues	1,643	1,669	4,766	4,555
Gross profit	$1,773	$1,903	$3,804	$4,169
Gross profit percentage	51.9%	53.3%	44.4%	47.8%

Gross profit decreased to $1,773 for the three months ended September 30, 2024 from $1,903 during the same period in 2023. As a percentage of revenues, gross profit was 51.9% for the three months ended September 30, 2024, as compared to 53.3% for the same period in 2023. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of increased maintenance costs largely driven by TheraClear devices placed into service and no recognition of previously deferred service revenue associated with assumed service contracts related to Pharos laser systems products, as the service contracts expired in the first quarter of 2024, partially offset by the sale of refurbished units that have a lower cost of revenues than building new units as part of our stated plan to remove devices from underperforming accounts.

Gross profit decreased to $3,804 for the nine months ended September 30, 2024 from $4,169 during the same period in 2023. As a percentage of revenues, gross profit was 44.4% for the nine months ended September 30, 2024, as compared to 47.8% for the same period in 2023. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of a reduction in service billings related to Pharos laser system products and the write-off of inventories related to Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts, and a discount on the sale of certain lasers to an international distributor, partially offset by a decrease in domestic sales with longer warranty periods, leading to a lower amount of deferred revenue for those sales.

Engineering and Product Development
For the three months ended September 30, 2024, engineering and product development expenses were $243 as compared to $248 for the three months ended September 30, 2023. Engineering and product development costs were lower during the three-month period in 2024 primarily as a result of a decrease in salaries and outside services.

For the nine months ended September 30, 2024, engineering and product development expenses were $683 as compared to $937 for the nine months ended September 30, 2023. Engineering and product development costs were lower during the nine-month period in 2024 primarily as a result of a decrease in salaries and outside services.

Selling and Marketing Expenses
For the three months ended September 30, 2024, selling and marketing expenses were $3,048 as compared to $3,038 for the three months ended September 30, 2023. Selling and marketing expenses were higher during the three-month period in 2024 primarily as a result of an increase in commissions in the same period, rehiring for certain positions that were previously terminated and our direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners, partially offset by a decrease in salaries and other employee related expenses due to the reduction in the size of the sales force.

For the nine months ended September 30, 2024, selling and marketing expenses were $9,080 as compared to $10,196 for the nine months ended September 30, 2023. Selling and marketing expenses were lower during the nine-month period in 2024 primarily as a result of a decrease in salaries and other employee related expenses due to the reduction in the size of the sales force, as well as a decrease in commissions due to the decrease in revenues, partially offset by an increase due to our direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.

General and Administrative Expenses
For the three months ended September 30, 2024, general and administrative expenses were $3,669 as compared to $2,283 for the three months ended September 30, 2023. General and administrative expenses were higher during the three-month period in 2024 primarily as a result of an increase in our sales tax accrual (see Note 14, Commitments and Contingencies to the Notes to unaudited condensed consolidated financial statements), partially offset by lower stock-based compensation expense and a decrease in the allowance for credit losses.

For the nine months ended September 30, 2024, general and administrative expenses were $8,589 as compared to $7,690 for the nine months ended September 30, 2023. General and administrative expenses were higher during the nine-month period in 2024 primarily as a result of an increase in our sales tax accrual (see Note 14, Commitments and Contingencies to the Notes to unaudited condensed consolidated financial statements) and certain employee related expenses, partially offset by lower stock-based compensation expense, lower accounting and legal expenses and a decrease in the allowance for credit losses.

Loss on Debt Extinguishment
During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 8, Long-term Debt to the Notes to unaudited condensed consolidated financial statements) (the “Senior Term Facility”). The new loan was considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $909 during the nine months ended June 30, 2023. During the first quarter of 2024, we amended the Senior Term Facility, which has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. There was no debt extinguishment during the three and nine months ended September 30, 2024.

Interest Expense
For the three months ended September 30, 2024, interest expense was $537 as compared to $528 for the three months ended September 30, 2023. The increase was primarily the result of a higher effective interest rate on our variable rate Senior Term Facility.

For the nine months ended September 30, 2024, interest expense was $1,592 as compared to $1,112 for the nine months ended September 30, 2023. The increase was primarily the result of a higher effective interest rate on our variable rate Senior Term Facility and the additional $7,000 borrowed under our Senior Term Facility on June 30, 2023.

Other Income
During the nine months ended September 30, 2024 we received $864 from the Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(2,122)	$(1,053)	$(5,589)	$(7,036)

Adjustments:
Depreciation and amortization	1,239	1,449	3,738	4,274
Amortization of operating lease right-of-use assets	81	89	255	257
Loss on disposal of property and equipment	19	31	38	55
Interest expense, net	469	438	1,425	964
Non-GAAP EBITDA	(314)	954	(133)	(1,486)
Employee retention credit	—	—	(864)	—
Stock-based compensation expense	26	337	301	1,014
Inventory write-off	—	—	141	—
Loss on debt extinguishment	—	—	—	909
Non-GAAP adjusted EBITDA	$(288)	$1,291	$(555)	$437

Liquidity and Capital Resources
As of September 30, 2024, we had working capital of $1,834 compared to working capital of $3,369 as of December 31, 2023. The change in working capital was primarily the result of an increase in cash and cash equivalents from proceeds received upon the issuance of common stock, offset by an increase in accrued expenses and other current liabilities and deferred revenues. Cash, cash equivalents and restricted cash were $8,396 as of September 30, 2024, as compared to $8,118 as of December 31, 2023.

In September 2021, we entered into the Senior Term Facility with MidCap, also acting as the administrative agent, and the lenders identified therein and borrowed $8,000 in the form of a senior term loan. The term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year. In September 2022, we amended the facility to transition, upon the cessation of LIBOR, to bear interest at one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. In June 2023, we amended the credit facility to: (i) refinance our existing $8,000 term loan, (ii) borrow an additional $7,000, and (iii) provide for an additional $5,000 tranche that can be drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. We also amended and restated the existing warrant to allow MidCap to purchase 80,000 shares of our common stock at an exercise price of $8.80 per share for a 10-year period ending June 30, 2033. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants, including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

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

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant is eligible to receive up to $3,000 in future earnout payments upon the achievement of certain annual net revenue milestones ($1,000 of which is due upon the earlier of achieving a revenue target or July 2025), up to $20,000 in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $500 in future milestone payments upon the achievement of certain development and commercialization related targets. Through September 30, 2024, we have incurred an aggregate of $122 of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11,000 of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, we sold 665,136 shares of our common stock for gross proceeds of approximately $2,100. As of September 30, 2024, we may sell up to an additional $8,900 shares of our common stock under this distribution agreement.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine war, the Middle East conflict, supply chain disruptions, rising interest rates, and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of these interim condensed consolidated financial statements. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash used in operating activities was $515 for the nine months ended September 30, 2024, compared to net cash used in operating activities of $1,890 for the nine months ended September 30, 2023. The decrease in cash used in operating activities is primarily the result of a decrease in the net loss, offset by a decrease in non-cash expenses, including a decrease in (i) loss on debt extinguishment as the extinguishment of the Senior Term Facility occurred in 2023, (ii) stock-based compensation expense as a result of fewer grants of awards and more forfeitures in 2024, and (iii) amortization expense related to the write-down of the technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition.

Net cash used in investing activities was $1,132 for the nine months ended September 30, 2024, compared to net cash used in investing activities of $3,301 for the nine months ended September 30, 2023. The decrease is primarily the result of a greater emphasis on refurbishing units that have been recalled from underperforming accounts as part of our stated plan to realign devices, which has a lower cost than building new units.

Net cash provided by financing activities was $1,925 for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $6,861 for the nine months ended September 30, 2023. The financing activity for the nine months ended  September 30, 2024 consisted of $1,943 in net proceeds from the issuance of common stock, partially offset by an $18 payment of contingent consideration to Theravant, whereas the cash provided by financing activities in 2023 was primarily due to the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $6,903, net of financing costs.

Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our financial statements included in the 2023 10-K.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Basis of presentation to the Notes to unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of September 30, 2024.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2024. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed us an aggregate of $5.2 million including penalties and interest. The audits cover the period from March 2014 through November 2022. We received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.8 million of the total $5.2 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond we posted for $1.3 million. As of September 30, 2024, we have accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided.

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

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer and Acting Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STRATA SKIN SCIENCES, INC.

Date	November 13, 2024	By:	/s/ Dolev Rafaeli
			Name:	Dolev Rafaeli
			Title:	President & Chief Executive Officer (Principal Executive Officer and Acting Chief Financial Officer)