Form 10-K
period 2024-12-31
STRATA Skin Sciences, Inc.
filed 2025-03-28
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares outstanding of our common stock as of June 30, 2024 was 3,506,025 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $4,958,532, computed by reference to the closing market price of $3.07 of the common stock as of June 30, 2024 and 1,615,157 shares held by non-affiliates. As of March 20, 2025, the number of shares outstanding of our common stock was 4,171,161.

Documents incorporated by reference:
Portions of the proxy statement relating to STRATA Skin Sciences, Inc.’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

On June 6, 2024, we effected a one-for-ten reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the reverse stock split.

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

Our Company

Overview

We are a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Our products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. Our products also include the TheraClear® Acne Therapy System utilized in the treatment of mild to moderate inflammatory, comedonal and pustular acne. The Pharos device is no longer available.

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

We currently market three XTRAC excimer models. In January 2020, we announced the FDA granted clearance for our XTRAC Momentum Excimer Laser System platform. This clearance is the first full platform clearance since 2008. Momentum has an increased power range to improve patient safety and treatment efficiency; a new and exclusive proprietary short-hair tip, providing ease of use in difficult-to-treat scalp psoriasis; and an enhanced user interface and database. In February 2022, we announced the commercial launch of our next generation excimer laser system, XTRAC Momentum® 1.0, which delivers higher power and a faster repetition rate than the current models, along with a new user interface and slim design. We continue to market the XTRAC Velocity, our third-generation laser and the XTRAC Ultra Plus, which is also a highly effective model marketed primarily in certain international markets. The Momentum, Velocity and the Ultra Plus are capable of treating mild, moderate and severe psoriasis, vitiligo, atopic dermatitis and leukoderma.

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis (referred to herein as the dermatology recurring procedures model or segment). We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 864 systems were, as of December 31, 2024, included in our dermatology recurring procedures revenue model. The Pharos business we acquired in 2021 provides us with the opportunity to convert the Pharos customer base to our XTRAC excimer laser system. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. Until 2019, in markets outside the U.S., the XTRAC laser had been marketed primarily as dermatology procedures equipment sales through distributors in over twenty-five countries. The VTRAC is marketed exclusively in international markets through the same distributors.

Since 2019, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. In January 2022, our agreement with our master distributor expired. We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India. We have renewed and/or amended several of these agreements as required to keep their terms current.

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as six to ten treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects. In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes that differ based on the total skin surface area being treated. Insurance Reimbursement to physicians varies based upon insurance company and location. The national CPT code reimbursement established by the Center for Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranges for the three codes between $155 per treatment to $232 per treatment for 2024. Reimbursement is expected to change in 2025. (See “Third Party Reimbursement” below.)

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease. In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin’s melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re‑pigmentation may last for several years. Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed. However, we estimate that as of December 31, 2024, approximately 56% of insurers consider XTRAC treatments to be medically necessary for the treatment of vitiligo and therefore provide coverage. Recent changes to CPT code descriptions may impact the extent of this coverage in the future.

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

STRATAPEN

In January 2017, we entered into an OEM agreement with Esthetic Education, LLC to private label the STRATAPEN device. STRATAPEN® MicroSystems is a micropigmentation device that provides advanced technology offering exceptional results. This contract expired in January 2020, and we continued to sell parts and accessories through June 30, 2024. The Company no longer offers the device or accessories.

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

Research and Development Efforts

Our research and development team, including engineers, consists of two employees. We conduct research and development activities at our facility located in Carlsbad, California. Our research and development efforts are focused on the application of our XTRAC system for the treatment of inflammatory skin disorders.

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2024, 12 issued U.S. patents are in force or pending and several of these patents have foreign counterparts issued and pending.

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

As of December 31, 2024, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2024 national payment of $155 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2024 national payment of $170 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2024 national payment of $232 per treatment.

As of November 1, 2024, CMS has advised that its updated 2025 reimbursement rates will be as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2025 national payment of $135 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2025 national payment of $145 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2025 national payment of $183 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2024, we had 106 full-time employees, which consisted of three executive officers, three vice presidents, 37 sales and marketing staff, 28 people engaged in manufacturing of lasers, 16 customer-field service personnel, two engaged in research and development and 17 finance and administration staff.

Customers

Domestically, our XTRAC customers consist of dermatologists and dermatological group clinics who partner with us primarily in our dermatology procedures recurring revenue model. As of December 31, 2024, we have 864 partner clinics throughout the United States. Internationally, we have been transitioning our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India. We have renewed and/or amended several of these agreements as required to keep their terms current.

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

•	Your percentage ownership will be further diluted in the future.

•	Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.

•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Risks Relating to Our Business Operations

We have incurred losses for a number of years and anticipate that we will incur continued losses for the near future.

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2024 was approximately $10.1 million, and as of December 31, 2024, we had an accumulated deficit of approximately $248.1 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow.

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

Further, the Biden Administration ended the public health emergency declarations related to the COVID-19 pandemic in May 2023 and the FDA ended a number of COVID-related policies. The FDA has retained a number of COVID-19-related policies but with appropriate changes, as applicable. Additionally, the Trump Administration has issued a number of Executive Orders related to global health issues. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our products.

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

As of December 31, 2024, based on published coverage policies and payment practices of private and Medicare insurance plans, we estimate that approximately 85% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and the U.S. Department of Justice, or DOJ, for improper relationships with physicians. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on several key distributors for a material portion of our sales, especially in our international business. While we no longer rely upon a single master distributor for our international sales, we now rely upon several in-country distributors in connection with this business. If, for example, a distributor finds that the financial incentives underlying the distributor relationship are no longer attractive, we may need to reduce our margins in order to continue the relationship or identify a new distributor, which could take a significant amount of time. This could have a significant negative effect on our results and our operations, including, but not limited to, failing to comply with a financial covenant in our credit facility with MidCap Financial Trust (“MidCap”).

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

In September 2021, we entered into a credit and security agreement with MidCap, which was amended in January 2022, September 2022 and June 2023. On February 20, 2024, we amended the credit and security agreement to, among other things, revise the applicable minimum net revenue threshold financial covenant and on March 27, 2024, we further amended the credit and security agreement (as amended to date, the “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion included in Item 7 of this Annual Report on Form 10-K. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

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

Furthermore, all of our debt under the Senior Term Facility bears interest at variable rates. If these rates increase, our debt service obligations will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Accordingly, our ability to borrow additional funds may be reduced and risks related to our indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $38,000 during 2025.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by us are subject to state sales and use tax rather than exempt from applicable law. The states of New York and California have assessed us an aggregate of $5.2 million including penalties and interest. The audits cover the period from March 2014 through November 2022. We received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.8 million of the total $5.2 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond we posted for $1.3 million. As of December 31, 2024, we have accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is either incidental to the overall value of the non-taxable services that are provided or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative appeal process in this jurisdiction as well. In those states where we did not or may not prevail in the future with the defenses we have proposed and in the event there is a determination that the true object of the delivery of phototherapy under the recurring revenue model is a sale or lease of property and it is not a prescription medication, or we do not have other defenses where we prevail, we may be subject to state sales taxes in those particular states for previous years and in the future, plus interest and penalties for failure to pay such taxes. If it was determined that our recurring revenue model was not exempt from sales taxes in all states where we do business, and taxes and penalties were imposed in each of those states for the entire period through the expiration of each state’s statute of limitations, state sales and use tax, penalties and interest for such period would have a material negative impact on our financial condition and cash flow.

As of December 31, 2024 and 2023, we have estimated our sales and use tax liability to be approximately $6.4 million and $4.3 million, respectively, which includes $1.8 million at December 31, 2024 that was accrued as a result of the Appellate Division ruling. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state are the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. The precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements, remain uncertain.

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

The medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against that action and the underlying alleged violations, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

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

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are manufactured, distributed or sold. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net sales. Our failure to comply with federal or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products. Further, our businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect our sales and profitability. Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or Pre Market Approval (“PMA”), which is a stricter regulatory standard than 510(k), from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to 12 months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from 11 months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness.

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

These changes and additional proposed changes in the future could adversely affect the demand for our products as well as the way in which we conduct our business. For example, the ACA was enacted into law in the U.S. in March 2010. It imposed on medical device manufacturers, a requirement to research into the effectiveness of treatment modalities and institute changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and FTC. For example, promotional communications and endorsements on social media that, among other things, promote our products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label uses”), do not contain a fair balance of information about risks associated with using our products, make comparative or other claims about our products that are not supported by sufficient evidence, and/or do not contain required disclosures could result in enforcement actions against us. In addition, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages posted on social media could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. Further, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our corporate policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill, which would have a material adverse effect on our business, financial condition, and results of operations.

Social media companies on which we rely for advertising may change their policies limiting our ability to reach our target markets.

We rely on social media companies, such as Facebook and X (formerly Twitter), to reach our target markets. Facebook has announced that, beginning in January 2022, it will limit the ability of advertisers to target certain markets. Any restrictions by Facebook or any other social media platform on which we depend to reach our target market could have a significant impact on our ability to develop customer awareness and generate new users for our physician partners.

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

We and some of our third-party manufacturers and suppliers are required to comply with some or all of the FDA’s Good Manufacturing Practices or its QSR, which delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our facilities have been inspected by the FDA and other regulatory authorities, and we anticipate that we and certain of our third-party manufacturers and suppliers will be subject to additional future inspections. If our facilities or those of our manufacturers or suppliers are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We have also outsourced significant elements of our information technology infrastructure and as a result we depend on third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties, and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, results of operations and financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. We cannot predict whether future United States or international laws or regulations may impose tariffs or other trade restrictions that may have a material adverse effect on our business. For example, in recent periods, the United States government has announced, and may continue to announce, various import tariffs on goods imported from certain trade partners, which have resulted, and may continue to result, in reciprocal tariffs on goods exported from the United States to such trade partners. An escalating global trade war, including between the United States and China, could harm our business and growth prospects. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Israel and Hamas, the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Relating to Our Common Stock

Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, (i) a minimum closing bid price of $1.00 per share (“Bid Price Requirement”), (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x) stockholders’ equity of at least $2.5 million; or (y) a total market value of listed securities of at least $35 million.

On June 29, 2023, we received a notification from the Listing Department of Nasdaq indicating that during the preceding 30 consecutive business day period, the closing price of our common stock was below $1.00 per share. Effective June 6, 2024, we implemented a reverse stock split of all our outstanding common stock at a ratio of one-to-ten shares. On June 24, 2024, we regained compliance with the Bid Price Requirement.

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

Your percentage ownership in our common stock will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. Our Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. In connection with the Senior Term Facility, as amended, we issued a warrant to MidCap to purchase 80,000 shares of our common stock, with an exercise price of $8.80 per share. We also maintain a shelf-registration statement that provides us with the ability, from time to time, to offer and sell up to $25.0 million in securities, including selling up to an additional $8.9 million of our common stock in registered “at-the-market” offerings pursuant to an equity distribution agreement entered into with Ladenburg Thalmann & Co. Inc. in October 2021. As a result of shares sold or issued under the circumstances described above, your percentage ownership in our common stock will be diluted in the future.

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

We have identified a material weakness in our internal controls over financial reporting, specifically related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third party specialists, and the failure to achieve and maintain effective internal control over our financial reporting could harm our business and negatively impact the market price of our common stock.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists. In order to remediate this material weakness, we plan to improve our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures. Although management believes this remediation action offers the highest likelihood of preventing future misstatements, the planned steps do not eliminate the potential for human error. There could continue to be a possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements. This could cause investors to lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Our Board of Directors administers its cybersecurity risk oversight function directly through our Audit Committee (the “Committee”). The Committee has primary responsibility for overseeing our risk management practices, programs, policies, and procedures related to data privacy, data protection, and cybersecurity. The Committee reviews and evaluates the processes utilized by management to identify and assess the material internal and external risks that may affect our business. The Committee regularly discusses with management, legal counsel, and the internal audit department our major risk exposures. This includes potential financial impact on us and the steps taken to monitor and control those risks. Reviews with management are done annually, which includes a summary of legal and regulatory compliance matters and risk management activities, and a review of our cybersecurity program. Additionally, the Committee oversees the process by which our Board of Directors is informed regarding the risks facing us and coordinates with our legal counsel to ensure our Board of Directors receives regular risk assessment updates from management.

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

The CISO reports to the Chief Accounting Officer (“CAO”), who provides the Committee with bi-annual updates about our cybersecurity program and material risks.

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

Processes for incorporating cybersecurity risks into the overall risk management process

Our process for identifying, assessing, and managing risks related to cybersecurity is incorporated into our IT processes. The Risk Management team meets at least annually with cybersecurity leadership to discuss cybersecurity related risks identified and the potential likelihood and severity of each risk. Through this  process, cybersecurity risks are presented to the executive leadership team, including the Chief Executive Officer (“CEO”) and CAO, as well as reported to the Committee.

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

We lease a 17,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. We terminated our existing lease that was set to expire in September 2024 and entered into a new lease in March 2024. The term of the lease commenced in April 2024 and expires in September 2029. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.

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

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond we posted for $1.3 million. As of December 31, 2024, we have accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is either incidental to the overall value of the non-taxable services that are provided or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

In those states where we did not or may not prevail in the future with the defenses we have proposed and in the event there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties. The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 20, 2025, we had 4,171,161 shares of common stock issued and outstanding, which are listed on the Nasdaq Capital Markets under the symbol “SSKN.” This did not include (i) options to purchase 521,726 shares of common stock, of which 231,467 were vested as of March 20, 2025, (ii) unissued restricted stock units of 2,265, or (iii) 80,000 shares of common stock reserved for issuance pursuant to a warrant.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2024. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	521,726	$8.16	7,270,212
Equity compensation plans not approved by security holders	—	—	—
	521,726	$8.16	7,270,212

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2024, there were 864 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 923 as of December 31, 2023. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

The TheraClear® X Acne Therapy System combines intense pulse light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne. The TheraClear device was cleared by the FDA through the 510(k) process. Currently, there is little insurance reimbursement coverage for acne treatments, such as those provided by TheraClear.

Our non-U.S. business focuses on a direct distribution model for equipment sales and recurring revenue, and we have distribution agreements in place in the Mid-East, Asia and Mexico.

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

Key Technologies

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC System delivers ultra-narrowband ultraviolet B (“UVB”) light to affected areas of skin. Following a series of treatments typically performed twice weekly, psoriasis remission can be achieved, and vitiligo patches can be re-pigmented. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. We estimate that more than half of all major insurance companies now offer reimbursement for vitiligo as well.

•
In the third quarter of 2018, we announced the FDA granted clearance for our Multi Micro Dose (“MMD”) tip for our XTRAC excimer laser. The MMD Tip accessory is indicated for use in conjunction with the XTRAC laser system to filter the Narrow Band UVB (“NB-UVB”) light at delivery in order to calculate and individualize the maximum non-blistering dose for a particular patient.

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

Recent Developments

MidCap Financing

We amended our credit facility with MidCap Financial Trust (“MidCap”) on February 20, 2024 to, among other things, revise the applicable minimum net revenue threshold financial covenant. On March 27, 2024, we further amended the agreement to clarify certain provisions related to the maintenance of cash collateral accounts. (For more information, see Note 9. Long-term Debt to the Notes to Consolidated Financial Statements.)

Reverse Stock Split

On October 26, 2023, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock. On April 26, 2024, the Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten shares, which became effective on June 6, 2024.

Equity Distribution Agreement

In October 2021, we entered into an equity distribution agreement under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. In July 2024, we sold 665,136 shares of our common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of $2.1 million and $1.9 million, respectively.

Management

On August 12, 2024, Christopher Lesovitz, our Chief Financial Officer, submitted his resignation effective August 14, 2024. On November 13, 2024, we designated our Vice President Finance, John Gillings, as our principal financial officer and Chief Accounting Officer.

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

Sales in the United States represented 62% and 69% of our total revenues for the years ended December 31, 2024 and 2023, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through third-party distributors. International revenues were 38% and 31% for the years ended December 31, 2024 and 2023, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand our product offerings and increase the related patient utilization in the United States, as well as grow our presence in Asia.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and the manufacture of our XTRAC, VTRAC and TheraClear systems. Cost of revenues also includes costs related to personnel, depreciation, amortization, warranty, shipping, and our operations and field service departments.

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

We plan to incur engineering and product development expenses for the near future as we expect to continue our development that focuses on the application of our XTRAC system for the treatment of inflammatory skin disorders. As a result, we expect our engineering and product development expenses to remain similar to our fiscal year 2024 expenses.

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

We anticipate that our selling and marketing expenses will increase compared to our fiscal year 2024 expenses as we continue our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.

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

We anticipate that our general and administrative expenses will decrease compared to our fiscal year 2024 expenses as we continue to manage our expenses and seek cost reductions.

Impairment of Goodwill

Impairment expense consists of an impairment charge related to goodwill resulting from the acquisition of the XTRAC and VTRAC businesses in 2015. We test goodwill for impairment during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. Based on the assessments performed in the fourth quarters of 2024 and 2023 in conjunction with the annual budgeting process, we recorded impairment in both 2024 and 2023 for the amount by which the carrying value of the dermatology recurring procedures reporting unit exceeded its fair value. The impairments were primarily driven by a decline in projected cash flows, including revenues and profitability.

Interest Expense

Interest expense consists of cash interest payable under our debt facility and non-cash interest attributable to the amortization of deferred financing costs related to our indebtedness.

Interest Income

Interest income is earned on our cash and cash equivalents account balances.

Loss on Debt Extinguishment

During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 9. Long-term Debt to the Notes to Consolidated Financial Statements). The new loan was considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment during the year ended December 31, 2023. There were no significant changes to our Senior Term Facility during the year ended December 31, 2024.

Other Income

During the second quarter of 2024, we applied for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is a refundable tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7.0 thousand of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. We recognized ERC funds received as other income during the year ended December 31, 2024.

Income Taxes

As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of $203.5 million and $62.8 million, respectively. The NOL carryforwards generated prior to 2018 began to expire for federal income tax purposes and begin expiring in 2030 for state income tax purposes. Federal and many state NOLs generated in 2018 and into the future now have an indefinite life.

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

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

	Year Ended December 31,		Change
(in thousands)	2024	2023	Dollar	Percentage

Revenues, net	$33,562	$33,358	$204	1%
Cost of revenues	14,481	14,897	(416)	(3)%
Gross profit	19,081	18,461	620	3%
Operating expenses:
Engineering and product development	883	1,317	(434)	(33)%
Selling and marketing	12,289	12,956	(667)	(5)%
General and administrative	11,303	10,508	795	8%
Impairment of goodwill	3,861	2,284	1,577	69%
	28,336	27,065	1,271	5%
Loss from operations	(9,255)	(8,604)	(651)	8%
Other (expense) income:
Interest expense	(2,107)	(1,640)	(467)	28%
Interest income	242	231	11	5%
Loss on debt extinguishment	—	(909)	909	(100)%
Other income	864	—	864	100%
	(1,001)	(2,318)	1,317	(57)%
Loss before benefit from income taxes	$(10,256)	$(10,922)	$666	(6)%

Revenues

Revenues by Geography

The following table presents revenues by geography for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2024	2023	Dollar	Percentage

Domestic	$20,888	$23,028	$(2,140)	(9)%
International	12,674	10,330	2,344	23%
Total revenues	$33,562	$33,358	$204	1%

Revenues by Product Type

The following table presents revenues by segment for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2024	2023	Dollar	Percentage

Dermatology recurring procedures	$21,171	$21,530	$(359)	(2)%
Dermatology procedures equipment	12,391	11,828	563	5%
Total revenues	$33,562	$33,358	$204	1%

Dermatology Recurring Procedures

Recurring treatment revenues for the year ended December 31, 2024 were $21.2 million, which we estimate is approximately 253,000 XTRAC treatments with prices between $65 and $100 per treatment, compared to recurring treatment revenues for the year ended December 31, 2023 of $21.5 million, which we estimate is approximately 280,000 XTRAC treatments with prices between $65 and $95 per treatment. Subsequent to the launch of the TheraClear Acne Therapy System, there were 144 and 92 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of December 31, 2024 and 2023, respectively.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. We reduced our direct-to-patient advertising over the course of 2023, which we believe contributed to a reduction in the number of XTRAC treatments compared to prior periods that continued into 2024. Therefore, our strategy going forward is to continue to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and X (formerly Twitter), and aimed at motivating them to seek out XTRAC treatments from our physician partners . We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of both December 31, 2024 and 2023, we deferred domestic net revenues of $1.6 million, which will be recognized as revenue over the remaining usage period for the related placements.

Dermatology Procedures Equipment

For the year ended December 31, 2024, dermatology procedures equipment revenues were $12.4 million. Internationally, we sold 98 systems (89 XTRAC and 9 VTRAC). Domestically, we sold 12 XTRAC systems for the year ended December 31, 2024.

For the year ended December 31, 2023, dermatology procedures equipment revenues were $11.8 million. Internationally, we sold 68 systems (60 XTRAC and 8 VTRAC). Domestically, we sold 24 XTRAC systems for the year ended December 31, 2023.

The $0.6 million increase in dermatology procedures equipment revenues from the year ended December 31, 2023 to the year ended December 31, 2024 was primarily the result of a $1.6 million increase in international equipment sales, partially offset by a $0.2 million decrease in deferred service revenue associated with service contracts assumed in connection with the Pharos asset acquisition due to the expiration of those contracts during 2024 and a $0.6 million decrease in domestic equipment sales that was due to a temporary shift in strategy during 2023 whereby we offered physicians in the United States the option to purchase lasers rather than operate under the dermatology recurring procedures model.

Cost of Revenues and Gross Profit

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Dollar	Percentage

Revenues	$21,171	$21,530	$(359)	(2)%
Cost of revenues	7,893	8,729	(836)	(10)%
Gross profit	$13,278	$12,801	$477	4%
Gross profit percentage	62.7%	59.5%

Gross profit increased to $13.3 million for the year ended December 31, 2024 from $12.8 million for the year ended December 31, 2023. As a percentage of revenues, gross profit was 62.7% for the year ended December 31, 2024, as compared to 59.5% for the year ended December 31, 2023. The increase in gross profit percentage from 2023 to 2024 was primarily the result of lower amortization costs due to the write-down of the product technology intangible asset for the TheraClear devices in the fourth quarter of 2023 in connection with the revaluation of the contingent consideration related to the TheraClear asset acquisition, partially offset by higher depreciation costs due to more XTRAC lasers and TheraClear devices placed into service.

Dermatology Procedures Equipment

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Dollar	Percentage

Revenues	$12,391	$11,828	$563	5%
Cost of revenues	6,588	6,168	420	7%
Gross profit	$5,803	$5,660	$143	3%
Gross profit percentage	46.8%	47.9%

Gross profit increased to $5.8 million for the year ended December 31, 2024 from $5.7 million for the year ended December 31, 2023. As a percentage of revenues, gross profit was 46.8% for the year ended December 31, 2024, as compared to 47.9% for the year ended December 31, 2023. The decrease in gross profit percentage from 2023 to 2024 was primarily the result of a reduction in service billings related to Pharos laser system products and the write-off of inventories related to Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts, an increase in maintenance costs largely driven by TheraClear devices placed into service, and a discount on the sale of certain lasers to an international distributor, partially offset by a decrease in domestic sales with longer warranty periods, leading to a lower amount of deferred revenue for those sales.

Engineering and Product Development

For the year ended December 31, 2024, engineering and product development expenses were $0.9 million as compared to $1.3 million for the year ended December 31, 2023. Engineering and product development costs during the year ended December 31, 2024 were lower primarily as a result of a decrease in salaries and outside services.

Selling and Marketing

As of December 31, 2024, our sales and marketing personnel consisted of 39 full-time positions, compared to 35 full-time positions as of December 31, 2023, inclusive of a vice president of sales and a vice president of marketing and business growth, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the year ended December 31, 2024, sales and marketing expenses were $12.3 million as compared to $13.0 million for the year ended December 31, 2023. Sales and marketing expenses for the year ended December 31, 2024 were lower primarily as a result of decreases in (i) salaries and other employee related expenses due to a reduction in the number of executives in this department, (ii) external consulting fees, and (iii) other corporate marketing and communication expenses, partially offset by increases from our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.

General and Administrative

For the year ended December 31, 2024, general and administrative expenses increased to $11.3 million from $10.5 million for the year ended December 31, 2023. General and administrative expenses for the year ended December 31, 2024 were higher primarily as a result of an increase in our sales tax accrual (see Note 10. Commitments and Contingencies to the Notes to Consolidated Financial Statements), the allowance for credit losses and certain employee related expenses, partially offset by lower stock-based compensation expense and lower accounting and legal expenses.

Impairment of Goodwill

For the years ended December 31, 2024 and 2023, impairment expense was $3.9 million and $2.3 million, respectively. The impairment charges relate to goodwill associated with the dermatology recurring procedures segment and were primarily driven by a decline in projected cash flows, including revenues and profitability.

Interest Expense

Interest expense is primarily attributable to our debt obligations. For the year ended December 31, 2024, interest expense increased to $2.1 million from $1.6 million for the year ended December 31, 2023. The increase was primarily the result of the additional $7.0 million borrowed under our Senior Term Facility on June 30, 2023.

Loss on Debt Extinguishment

During the second quarter of 2023, we refinanced our Senior Term Facility with MidCap (see Note 9. Long-term Debt to the Notes to Consolidated Financial Statements). The new loan was considered substantially different from the original loan and, as such, we recorded a loss on debt extinguishment of $0.9 million during the year ended December 31, 2023. During the first quarter of 2024, we amended the Senior Term Facility, which has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. There was no debt extinguishment during the year ended December 31, 2024.

Other Income

During the year ended December 31, 2024, we received $0.9 million from the Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the year ended December 31, 2023.

Benefit from Income Taxes

We recognized a benefit from income taxes of $0.2 million for the year ended December 31, 2024 as compared to a benefit from income taxes of $0.1 million for the year ended December 31, 2023, which is comprised primarily of changes in the deferred tax liability related to goodwill.

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

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with U.S. GAAP, should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that the our future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods.

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Annual Report is as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Net loss	$(10,086)	$(10,830)

Adjustments:
Depreciation and amortization	4,968	5,553
Amortization of operating lease right-of-use asset	339	349
Loss on disposal of property and equipment	49	72
Benefit from income taxes	(170)	(92)
Interest income	(242)	(231)
Interest expense	2,107	1,640
Non-GAAP EBITDA	(3,035)	(3,539)
Impairment of goodwill	3,861	2,284
Stock-based compensation	427	1,303
Loss on debt extinguishment	—	909
Employee retention credit	(864)	—
Non-GAAP adjusted EBITDA	$389	$957

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents and restricted cash of $8.6 million and an accumulated deficit of $248.1 million. Net cash provided by operations was $0.2 million during the year ended December 31, 2024 and net cash used in operations was $0.5 million during the year ended December 31, 2023. We have historically incurred operating losses, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional engineering and product development activities and utilize cash for other corporate purposes. Our primary sources of capital have been from borrowings under our debt facilities and sales of our products. As of December 31, 2024, we had $15.0 million of borrowings outstanding under our credit facility with MidCap, which has a final maturity in June 2028.

In September 2021, we entered into a credit and security agreement with MidCap, also acting as the administrative agent, and the lenders identified therein and borrowed $8.0 million in the form of a senior term loan. The term loan bore interest at LIBOR (with a LIBOR floor rate of 0.50%) plus 7.50% per year. In September 2022, we amended the credit facility to transition, upon the cessation of LIBOR, to bear interest at one-month Secured Overnight Financing Rate (“SOFR”), or such other applicable period, plus 0.10%, with a floor of 0.50%. In June 2023, we amended the credit facility to: (i) refinance our existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that could have been drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. We also amended and restated the existing warrant to allow MidCap to purchase 80,000 shares of our common stock at an exercise price of $8.80 per share for a 10-year period ending June 30, 2033. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand.

In February 2024, the parties amended the credit facility to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the trailing 12-month period ended December 31, 2024, this amount was set at $30.0 million, increasing to $33.0 million as set forth in such amendment for the trailing 12-month periods thereafter. In March 2024, the credit facility was further amended (as amended to date, “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. Through December 31, 2024, we have incurred an aggregate of $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/ or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, we sold 665,136 shares of our common stock for gross proceeds of approximately $2.1 million. As of December 31, 2024, we may sell up to an additional $8.9 million of our shares of common stock under this distribution agreement.

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

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
(in thousands)
Cash provided by (used in)
Operating activities	$188	$(519)
Investing activities	(1,636)	(5,019)
Financing activities	1,925	6,861
Net increase in cash, cash equivalents and restricted cash	$477	$1,323

Operating Activities

Net cash provided by operating activities was $0.2 million for the year ended December 31, 2024, compared to net cash used in operating activities of $0.5 million for the year ended December 31, 2023. The change in net cash provided by operating activities during the current period as compared to net cash used in operating activities in the prior period was primarily due to (i) a decrease in net loss of approximately $0.7 million and (ii) an increase in cash provided by changes in current balance sheet accounts in the ordinary course of business of approximately $0.8 million, primarily due to an increase of $2.5 million in accrued expenses primarily due to the adverse Appellate Division ruling with respect to the applicability of sales and use taxes to our sales of XTRAC treatment codes, partially offset by decreases of $0.8 million from accounts receivable due to increased sales to international customers who take longer to pay and $0.9 million from accounts payable due to timing, partially offset by (iii) a $0.8 million decrease in cash provided from non-cash adjustments.

Investing Activities

Net cash used in investing activities was $1.6 million for the year ended December 31, 2024, compared to net cash used in investing activities of $5.0 million for the year ended December 31, 2023. The decrease is primarily the result of a greater emphasis on refurbishing units that have been recalled from underperforming accounts as part of our stated plan to realign devices, which has a lower cost than building new units.

Financing Activities

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2024, compared to cash provided by financing activities of $6.9 million for the year ended December 31, 2023. The financing activity for the year ended December 31, 2024 primarily consisted of $1.9 million in net proceeds from the sale of common stock under the equity distribution agreement, whereas the cash provided by financing activities in 2023 was primarily due to the refinancing of the Senior Term Facility, pursuant to which we borrowed an additional $6.9 million, net of financing costs.

Contractual Obligations and Commitments

Debt Obligations

In September 2021, we entered into an $8.0 million credit and security agreement with MidCap. In June 2023, we amended our credit facility with MidCap to: (i) refinance our existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that could have been drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand. The credit facility was further amended in February 2024 to, among other things, revise the applicable minimum net revenue threshold financial covenant, and in March 2024 to clarify certain provisions related to the maintenance of cash collateral accounts.

Operating Lease Obligations

We lease our facilities and certain IT and office equipment under non-cancellable operating leases with remaining lease terms of up to five years. Remaining lease obligations are $1.2 million as of December 31, 2024, with payments of $0.3 million due within the next year.

Contingent Consideration

Theravant, the seller of the TheraClear devices, is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. We have notified Theravant that we believe the earnout payments are not due and will not be due in the future. Theravant has disputed our contention and the matter is under discussion among the signatories to the purchase agreement. Through December 31, 2024, we have incurred $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales. As of December 31, 2024, we have estimated the future earnout payments at $1.1 million, of which $1.0 million is expected to be paid within the next year unless an agreement between the parties is negotiated. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value.

Milestone Payments

In January 2022, we entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, we will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $0.5 million upon FDA clearance for each device and $0.5 million upon achievement of certain net revenue targets for each device, aggregating to $3.0 million of potential future milestone payments under the Development Agreement. The Development Agreement had a three-year term, unless terminated sooner by either party and expired in January 2025. No milestone payments were incurred under the Development Agreement, nor do we anticipate that any such payments may be due in the future.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024.

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

Contingent Consideration

The purchase price for certain assets acquired related to TheraClear devices during January 2022 includes earnout payments, or contingent consideration. Estimates that involve a significant level of estimation uncertainty include the valuation of contingent consideration, which was determined using forecasted financial information available at the acquisition date, a discount rate, revenue volatility, a cost of equity and various other assumptions. Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. A revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the product technology intangible asset.

During 2023, we revised our projections of expected revenues and gross profits to be earned from the sale of TheraClear devices. The change in projections was considered significant enough to warrant a revaluation of the contingent consideration. To calculate the fair value of the earnout at December 31, 2023, using Monte Carlo simulations, our projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 3.8%, revenue volatility of 15.0%, and a cost of equity of 10.0%. The fair value of the contingent consideration as of December 31, 2023 was estimated to be $1.2 million, which resulted in a reduction in contingent consideration of $7.4 million with a corresponding adjustment to the carrying value of the product technology intangible asset. During 2024, there were no further significant changes to our projections of expected revenues and gross profits to be earned from the sale of TheraClear devices and, as such, we did not revalue the contingent consideration. The fair value of the contingent consideration as of December 31, 2024 was estimated to be $1.1 million, and reflects adjustments during the year for royalty and gross profit payments based on gross profit from domestic and international sales.

Goodwill and Intangible Impairments

As of December 31, 2024, we had $2.7 million of goodwill related to the acquisitions of the XTRAC and VTRAC businesses in fiscal 2015. We evaluate the carrying value of goodwill during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment. Our analysis employed the use of both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Based on the assessments performed in the fourth quarters of 2024 and 2023 in conjunction with the budgeting process, we recorded impairment charges of $3.9 million and $2.3 million, respectively, related to goodwill, which was the amount of the excess of the carrying value of the Dermatology Recurring Procedures reporting unit over its fair value. The impairments were primarily driven by a decline in projected cash flows, including revenues and profitability. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

All of our intangible assets are finite-lived assets, with amortization recorded over the estimated useful life on a straight-line basis. During the year ended December 31, 2023, we recorded a $7.4 million reduction to the carrying value of the product technology intangible asset as a result of the revaluation of contingent consideration related to the purchase of the TheraClear devices. There was no such revaluation of the contingent consideration during the year ended December 31, 2024. As of December 31, 2024, we had $5.3 million of intangible assets. The finite-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and Pharos customer lists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal's ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond we posted for $1.3 million. As of December 31, 2024, we have accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is either incidental to the overall value of the non-taxable services that are provided or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

In those states where we did not or may not prevail in the future with the defenses we have proposed and in the event there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting that had not yet been remediated.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of December 31, 2024.

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

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal controls over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists.

In order to remediate this material weakness, we plan to improve our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2024 and 2023.

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

3.2
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, as filed June 3, 2024 (incorporated herein by reference to Exhibit 3.1 contained in our Current Report on Form 8-K, as filed on June 4, 2024)

3.3	Fourth Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 contained in our Form 8-K current report as filed on January 8, 2016).
4.1	Specimen Stock Certificate Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), as filed on August 8, 2005).
4.2	Description of Registrant’s Securities (attached hereto)
10.1*	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014).
10.2*	2005 Stock Incentive Plan (Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125517), filed on August 8, 2005.
10.3*	Form of Incentive Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.4*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016)
10.5*	STRATA Skin Sciences 2016 Omnibus Option Plan. (Incorporated by reference to our Form 10-Q quarterly report for the quarter ended September 30, 2015 filed on November 14, 2016).
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

10.25
Amendment No. 4 to Credit and Security Agreement, dated as of February 20, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2024)

10.26
Amendment No. 5 to Credit and Security Agreement, dated as of March 27, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2023)

10.27
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022).

10.28
Form of Development Agreement by and between Theravant Corporation and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022).

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

19	Insider Trading Policy (attached hereto)
23.1	Consent of Marcum, LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Accounting Officer
32.1**	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	STRATA Skin Sciences, Inc. Clawback Policy (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2023)

*	Indicates management contract or compensatory plan
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

STRATA SKIN SCIENCES, INC.

Date:	March 27, 2025	By:	/s/ Dolev Rafaeli
Dolev Rafaeli
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dolev Rafaeli	President, Chief Executive Officer,	March 27, 2025
Dolev Rafaeli	and Director (Principal Executive Officer)

/s/ John Gillings	Chief Accounting Officer	March 27, 2025
John Gillings	(Principal Financial Officer and Accounting Officer)

/s/ Uri Geiger	Director and Chairperson of the Board of Directors	March 27, 2025
Uri Geiger

/s/ Samuel Rubinstein	Director	March 27, 2025
Samuel Rubinstein

/s/ Dr. Irit Yaniv	Director	March 27, 2025
Dr. Irit Yaniv

/s/ Christina Allgeier	Director	March 27, 2025
Christina Allgeier

STRATA SKIN SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of STRATA Skin Sciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two   years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Sales and Use Tax Liabilities:

As discussed in Note 10 to the consolidated financial statements, the Company recognizes sales tax liabilities, including interest and penalties, for its domestic recurring revenue in those states which management determines are more-likely-than-not (“MLTN”) non-exempt from sales tax.  Such amounts are accounted for as transaction tax liabilities that are extinguished upon payment or settlement.  The Company recognizes use tax liabilities, including interest and penalties, for those states that management determines are MLTN to be exempt from sales tax obligations. The Company’s sales tax expense that is not presently being collected and remitted for its domestic recurring revenue are recorded as general and administrative expenses. The Company is undergoing sales tax audits in two state jurisdictions which are each in the process of appeal.

We identified the accounting for sales and use tax liabilities as a critical audit matter due to the audit effort relating to the following:

•	The Company utilized specialists to assist in determining MLTN conclusions, and such analyses from prior years have also been updated in the current year by management and counsel.
•	Complexity in the interpretation of relevant tax laws in various states requires significant management and auditor judgment.
•	The extent of specialized skill and knowledge and consultation outside of the engagement team required to assess the appropriateness of management’s determinations.

Our principal audit procedures related to the Company's accounting for sales and use tax liabilities included the following:

•	We evaluated management's significant accounting policies related to accounting for sales and use tax liabilities for reasonableness.
•
We involved our firm’s tax professionals and subject-matter-experts, with specialized skills and knowledge, who assisted in assessing the Company’s interpretation of the relevant tax laws and the MLTN conclusions.

•	We inspected correspondence and determinations from relevant state taxing authorities for those states undergoing sales tax audits.
•	We tested the underlying data of management’s calculations and analyzed the expiration of statutes of limitations and tax rates.

Goodwill:

As discussed in Note 2 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment.  The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2024.

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
March 27, 2025

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,261	$6,784
Restricted cash	1,334	1,334
Accounts receivable, net of allowance for credit losses of $433 and $222 at December 31, 2024 and 2023, respectively	5,253	4,440
Inventories	2,246	2,673
Prepaid expenses and other current assets	501	312
Total current assets	16,595	15,543
Property and equipment, net	10,061	11,778
Operating lease right-of-use assets	1,264	626
Intangible assets, net	5,348	7,319
Goodwill	2,658	6,519
Other assets	231	231
Total assets	$36,157	$42,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,433	$3,343
Accrued expenses and other current liabilities	8,593	6,306
Deferred revenues	2,241	2,120
Current portion of operating lease liabilities	328	352
Current portion of contingent consideration	1,030	53
Total current liabilities	14,625	12,174
Long-term debt, net	15,192	15,044
Deferred revenues and other liabilities	353	552
Deferred tax liability	—	186
Operating lease liabilities, net of current portion	919	237
Contingent consideration, net of current portion	96	1,135
Total liabilities	31,185	29,328
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 4,171,161 and 3,506,025 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Additional paid-in capital	253,112	250,742
Accumulated deficit	(248,144)	(238,058)
Total stockholders’ equity	4,972	12,688
Total liabilities and stockholders’ equity	$36,157	$42,016

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues, net	$33,562	$33,358
Cost of revenues	14,481	14,897
Gross profit	19,081	18,461
Operating expenses:
Engineering and product development	883	1,317
Selling and marketing	12,289	12,956
General and administrative	11,303	10,508
Impairment of goodwill	3,861	2,284
	28,336	27,065
Loss from operations	(9,255)	(8,604)
Other (expense) income:
Interest expense	(2,107)	(1,640)
Interest income	242	231
Loss on debt extinguishment	—	(909)
Other income	864	—
	(1,001)	(2,318)
Loss before benefit from income taxes	(10,256)	(10,922)
Benefit from income taxes	170	92
Net loss	$(10,086)	$(10,830)

Net loss per share of common stock, basic and diluted	$(2.65)	$(3.10)
Weighted average shares of common stock outstanding, basic and diluted	3,807,186	3,491,964

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	3,472,246	$3	$249,056	$(227,228)	$21,831
Stock-based compensation expense	—	—	1,303	—	1,303
Issuance of restricted stock	33,779	1	(1)	—	—
Modification of common stock warrants	—	—	384	—	384
Net loss	—	—	—	(10,830)	(10,830)
Balance at December 31, 2023	3,506,025	4	250,742	(238,058)	12,688
Stock-based compensation expense	—	—	427	—	427
Sale of common stock, net of offering costs	665,136	—	1,943	—	1,943
Net loss	—	—	—	(10,086)	(10,086)
Balance at December 31, 2024	4,171,161	$4	$253,112	$(248,144)	$4,972

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,086)	$(10,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,968	5,553
Impairment of goodwill	3,861	2,284
Amortization of operating lease right-of-use assets	339	349
Amortization of deferred financing costs and debt discount	148	140
Change in allowance for credit losses	(182)	(110)
Stock-based compensation expense	427	1,303
Loss on debt extinguishment	—	909
Loss on disposal of property and equipment	49	72
Inventory write-off	162	—
Deferred income taxes	(186)	(120)
Changes in operating assets and liabilities:
Accounts receivable	(631)	141
Inventories	572	689
Prepaid expenses and other assets	(189)	246
Accounts payable	(954)	(100)
Accrued expenses and other liabilities	2,266	(197)
Deferred revenues	(57)	(472)
Operating lease liabilities	(319)	(376)
Net cash provided by (used in) operating activities	188	(519)
Cash flows from investing activities:
Purchase of property and equipment	(1,636)	(5,019)
Net cash used in investing activities	(1,636)	(5,019)
Cash flows from financing activities:
Proceeds from long-term debt	—	7,000
Payment of deferred financing costs	—	(97)
Payment of contingent consideration	(18)	(42)
Sale of common stock, net of offering costs	1,943	—
Net cash provided by financing activities	1,925	6,861
Net increase in cash, cash equivalents and restricted cash	477	1,323
Cash, cash equivalents and restricted cash at beginning of year	8,118	6,795
Cash, cash equivalents and restricted cash at end of year	$8,595	$8,118

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,973	$1,415
Cash paid during the year for income taxes	$23	$22
Supplemental schedule of non-cash operating, investing and financing activities:
Modification of common stock warrants	$—	$384
Transfer of property and equipment to inventories	$307	$267
Change in intangible assets and fair value of contingent consideration	$—	$7,374
Accrued exit fee recorded as debt discount	$150	$450
Accrued payment of contingent consideration	$44	$18
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$977	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
1. Organization and Nature of Business

Background

STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company in dermatology dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear Acne Therapy System, or TheraClear device, to broaden its opportunities with expansion potential in the acne care market. The Company markets the device under the brand name TheraClear® X.

Post-COVID-19 Pandemic

Since March 2020, the global pandemic related to a new strain of coronavirus (“COVID-19”) has negatively impacted business conditions in the industry in which the Company operates, disrupted global supply chains, constrained workforce participation and created significant volatility and disruption of financial markets. The pandemic led to the suspension of elective procedures in the U.S. and to the temporary closure of many physician practices, which are the Company’s primary customers. While most physician offices have reopened, some of the Company’s partner physician practices closed permanently. Accordingly, the COVID-19 pandemic and its variants have negatively impacted the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames and those of its primary customers. It has also negatively impacted the Company’s supply chains and transport, customer behavior and staffing.

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

Liquidity and Going Concern

The Company has been negatively impacted by the COVID-19 pandemic, has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for sales tax liabilities (see Note 10). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to an additional $8.9 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, combined with the anticipated revenues from the sale or use of its products and operating expense management, will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these consolidated financial statements. However, market conditions, including the negative impact of the COVID-19 pandemic, the Russia-Ukraine War, and the Middle East conflict on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation:

Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned subsidiary in India. No operating activities have occurred within the Company’s subsidiary as of and during the years ended December 31, 2024 and 2023.

Reverse Stock Split

On October 26, 2023, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. On April 26, 2024, the Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten shares, which became effective on June 6, 2024. The Company’s outstanding stock-based awards, including options, restricted stock units and warrants, were also adjusted to reflect the one-for-ten reverse stock split of the Company’s common stock. Outstanding stock-based award units were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All share and per share amounts in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

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

Concentrations of Credit Risk and Major Customers

The Company’s cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $0.3 million per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believes it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little credit risk to the Company.

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

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The Company had one customer, an international distributor, from which it primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s revenues for each of the years ended December 31, 2024 and 2023. Revenues from this customer were $4.1 million and $3.3 million, or 12.1% and 10.0%, of total net revenues during the years ended December 31, 2024 and 2023, respectively. There were no accounts receivable associated with this customer as of December 31, 2024 and 2023. Accounts receivable associated with two other customers as of December 31, 2024 and one other customer as of December 31, 2023, each of which accounted for 10% or more of the Company’s net accounts receivable, was $2.2 million and $0.7 million, or 42.2% and 16.5%, of net accounts receivable as of December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of credit card transactions with settlement terms of less than five days.

Restricted Cash

As discussed more fully in Note 10, the Company was required to post an appellate bond for $1.3 million in the form of cash collateral with respect to a sales tax determination by the State of New York Tax Appeals Tribunal (“Tribunal”). As the result of an adverse decision received by the Company in October 2024, the State of New York will execute on the appellate bond.

The cash collateral is recorded as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$7,261	$6,784
Restricted cash	1,334	1,334
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$8,595	$8,118

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

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Upon retirement or disposition, the applicable property and equipment amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Depreciation and amortization are recognized using the straight-line method based on the estimated useful lives of the related assets. The Company uses an estimated useful life of three years for computers, hardware and software, five years for machinery and equipment, seven years for furniture and fixtures, and the lesser of the useful life or lease term for leasehold improvements.

Intangible Assets

Intangible assets consist of core technology, product technology, customer relationships, trademarks and distribution rights. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to 12 years.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has two reporting units and goodwill is allocated to the reporting units (see Note 14).

  The Company performs its goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In conjunction with the annual budgeting process during the fourth quarter of 2023 and using data collected since the official launch of the TheraClear devices, the Company reduced its projected earnings from TheraClear devices. Similarly, in conjunction with the annual budgeting process during the fourth quarter of 2024, the Company reduced its overall projected earnings. As a result, the Company bypassed the qualitative assessments of goodwill impairment and performed quantitative assessments by comparing the fair value of each reporting unit with its carrying amount. The Company recorded impairment charges of $3.9 million and $2.3 million related to goodwill during the years ended December 31, 2024 and 2023, respectively, which was the amount of the excess of the carrying value of the dermatology recurring procedures reporting unit over its fair value. The impairments were primarily driven by a decline in projected cash flows, including revenues and profitability. The fair values of the reporting units were determined using both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and the Company’s weighted average cost of capital. Historical performance and management estimates of future performance were used to determine profit margins and growth rates.

The impairment charges are included in impairment of goodwill within the consolidated statements of operations for the years ended December 31, 2024 and 2023. The dermatology procedures equipment reporting unit was not identified as having impairment for the years ended December 31, 2024 and 2023.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets and Intangibles

The Company reviews its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, less costs to sell. The Company did not record any charges related to asset impairment during the years ended December 31, 2024 and 2023.

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

The activity in the warranty accrual during the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	December 31,
	2024	2023
Balance, beginning of year	$303	$207
Additions	156	237
Expirations and claims satisfied	(144)	(141)
Total	315	303
Less current portion within accrued expenses and other current liabilities	(213)	(180)
Balance within deferred revenues and other liabilities	$102	$123

Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s consolidated balance sheets.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Contingent Consideration

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive future earnout payments upon the achievement of certain net revenue, gross profit and commercialization milestones (see Note 10). Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. As the transaction was accounted for as an asset acquisition, a revaluation of the contingent consideration would only be required if there is a significant change to the underlying valuation assumptions. The contingent consideration will be adjusted when the contingency is resolved and the consideration is paid or becomes payable. Any difference between the cash payment and the amount accrued for contingent consideration will result in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year is classified as current on the consolidated balance sheet.

During 2023, the Company revised its projections of expected revenues and gross profits to be earned from TheraClear devices. The change in projections was considered significant enough to warrant a revaluation of the contingent consideration. To calculate the fair value of the earnout at December 31, 2023, using Monte Carlo simulations, Company projections were utilized to develop expected revenues and gross profits based on the risk inherent in the projections using the Geometric-Brownian motion for the earnout periods and related earnout payments. Significant assumptions used in the Geometric-Brownian motion analysis include projected revenues, projected gross profit, risk free rate of return of 3.8%, revenue volatility of 15.0%, and a cost of equity of 10.0%. The fair value of the contingent consideration as of December 31, 2023 was estimated to be $1.2 million, which resulted in a reduction in contingent consideration of $7.4 million with a corresponding adjustment to the carrying value of the product technology intangible asset. During 2024, there were no further significant changes to the Company’s projections of expected revenues and gross profits to be earned from TheraClear devices and, as such, the Company did not revalue the contingent consideration.

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

Revenues from the Company’s dermatology procedures equipment are recognized when control of the promised goods or services is transferred to its customers or distributors, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Accordingly, the Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, performance obligations are satisfied.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
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

The following table presents the Company’s net revenues disaggregated by dermatology recurring procedures and dermatology procedures equipment (in thousands):

	Year Ended December 31,
	2024	2023
Dermatology recurring procedures	$21,171	$21,530
Dermatology procedures equipment	12,391	11,828
Total net revenues	$33,562	$33,358

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements (in thousands):

Years ending December 31:
2025	$1,775
2026	1,586
2027	1,323
2028	790
$5,474

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of December 31, 2024 and 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.5 million and $0.7 million, respectively, and the Company expects to recognize $0.2 million and $0.3 million, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of December 31, 2024 and 2023, the $0.2 million and $0.3 million of short-term contract liabilities, respectively, is presented as deferred revenues and the $0.3 million and $0.4 million of long-term contract liabilities, respectively, is presented within deferred revenues and other liabilities on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $0.4 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2023 and 2022.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Engineering and Product Development

Engineering and product development costs associated with research, new product development and product redesign are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and marketing expenses within the Company’s consolidated statements of operations. The Company recognized advertising costs of $1.0 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

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

The Company recognizes the tax effects of uncertain tax positions only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2024. The Company includes interest and penalties related to income tax obligations within income tax expense. The Company’s tax years are still under open status from 2021 to present.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7.0 thousand of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $0.9 million of ERC as other income in the consolidated statement of operations for the year ended December 31, 2024. There was no such activity for the year ended December 31, 2023.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Stock options	521,726	772,864
Common stock warrants	80,000	80,000
Restricted stock units	2,265	2,265
	603,991	855,129

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s own Equity. The pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share (EPS) calculations in certain areas. The guidance is effective for annual periods, including interim periods, beginning after December 15, 2023 with early adoption permitted. The adoption of this guidance on January 1, 2024 did not have an impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance and enhanced disclosures in interim periods. The guidance in this ASU was effective for fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 15, 2024. The Company adopted the guidance in ASU 2023-07 for the year ended December 31, 2024, and it is being applied retrospectively to its consolidated financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and footnote disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and footnote disclosures.

3. Fair Value Measurements

The carrying values of cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of December 31, 2024 and 2023 due to their short-term nature. The carrying value of the Company’s Senior Term Facility (see Note 9) approximated its fair value as of December 31, 2024 and 2023 due to its variable interest rate.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials and work-in-process	$2,041	$2,192
Finished goods	205	481
	$2,246	$2,673

Due to the expiration in 2024 of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $0.2 million of inventories that will no longer be needed for warranty purposes, which is included in cost of revenues in the consolidated statement of operations.

5. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Lasers placed-in-service	$33,489	$32,095
Equipment, computer hardware and software	300	293
Furniture and fixtures	240	240
Leasehold improvements	87	203
Lasers-in-process	2,093	3,231
	36,209	36,062
Less: accumulated depreciation and amortization	(26,148)	(24,284)
	$10,061	$11,778

The Company recorded depreciation and amortization expense of $3.0 million and $2.9 million during the years ended December 31, 2024 and 2023, respectively.
6. Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to five years. In March 2024, the Company terminated the existing lease for its California facility and concurrently executed a new lease that effectively extended the term of the lease for five years, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $1.0 million during the year ended December 31, 2024. There were no lease modifications during the year ended December 31, 2023.

Operating lease costs were $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the weighted average incremental borrowing rate was 12.18% and 8.60%, respectively, and the weighted average remaining lease term was 4.1 years and 2.0 years, respectively.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The following table summarizes the Company’s operating lease maturities as of December 31, 2024 (in thousands):

Years ending December 31:
2025	$463
2026	334
2027	290
2028	301
2029	232
Total remaining lease payments	1,620
Less: imputed interest	(373)
Total lease liabilities	$1,247

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

7. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,415)	$285
Product technology	4,808	(3,984)	824
Customer relationships	6,900	(6,555)	345
Tradenames	1,500	(1,425)	75
Pharos customer lists	5,314	(1,495)	3,819
	$24,222	$(18,874)	$5,348

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(4,845)	$855
Product technology	4,808	(3,866)	942
Customer relationships	6,900	(5,865)	1,035
Tradenames	1,500	(1,275)	225
Pharos customer lists	5,314	(1,052)	4,262
	$24,222	$(16,903)	$7,319

The Company recorded amortization expense of $2.0 million and $2.7 million during the years ended December 31, 2024 and 2023, respectively.

During 2023, the Company revised its projections of expected revenues and gross profits to be earned from TheraClear devices. The fair value of the contingent consideration as of December 31, 2023 was estimated to be $1.2 million, which resulted in a reduction in contingent consideration of $7.4 million with a corresponding adjustment to the carrying value of the product technology intangible asset. There was no such revaluation of the contingent consideration during the year ended December 31, 2024.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Years ending December 31:
2025	$1,266
2026	$561
2027	$561
2028	$561
2029	$561

Goodwill consists of the following (in thousands):

	December 31,
	2024	2023
Dermatology recurring procedures segment	$1,813	$5,674
Dermatology procedures equipment segment	845	845
	$2,658	$6,519

During the years ended December 31, 2024 and 2023, the Company recognized goodwill impairment charges of $3.9 million and $2.3 million, respectively, related to the dermatology recurring procedures segment primarily driven by a decline in projected cash flows, including revenues and profitability (see Note 2).

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Warranty obligations	$213	$180
Compensation and related benefits	1,781	1,679
State sales, use and other taxes	6,371	4,316
Professional fees and other	228	131
	$8,593	$6,306

9. Long-Term Debt

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

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
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

The Senior Term Facility provides for a senior secured term loan facility of $20.0 million, of which $8.0 million was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7.0 million was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5.0 million tranche (“Credit Facility #3”) was available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding 12 calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) was greater than or equal to $30.0 million (such condition, the “Applicable Funding Condition”). Credit Facility #3 could have been drawn beginning on the later of the satisfaction of the Applicable Funding Condition and January 1, 2024, with such commitment terminating on the earlier to occur of December 31, 2024 and the delivery of a written notice by MidCap to the Company terminating the applicable commitments following an Event of Default (as defined in the Senior Term Facility) that has not been waived or cured at the time such notice is delivered. The Company did not meet the Applicable Funding Condition and, as of December 31, 2024, Credit Facility #3 is no longer available. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of December 31, 2024 and 2023 was 13.16% and 13.68%, respectively. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated. The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $30.5 million of net revenue (raised to $33.0 million by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million) for the trailing 12-month period as of March 31, 2025, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. At December 31, 2024, the Company was in compliance with all financial covenants within the Senior Term Facility.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable.  In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At December 31, 2024, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

The Third Amendment was accounted for as a debt extinguishment, as the new loan was considered substantially different from the original loan. The Company recorded a loss on debt extinguishment of $0.9 million for the year ended December 31, 2023, which included unamortized debt discount on the original loan of $0.4 million, an increase in the fair value of the warrant of $0.4 million and lender fees of $0.1 million. The Fourth Amendment has been accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $0.6 million. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13.0 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.4 million as of both December 31, 2024 and 2023. The Company recognized interest expense of $2.1 million during the year ended December 31, 2024, of which $0.1 million was related to the amortization of the debt discount. The Company recognized interest expense of $1.6 million during the year ended December 31, 2023, of which $0.1 million was related to the amortization of the debt discount.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Future minimum principal payments at December 31, 2024 are as follows (in thousands):

Years ending December 31:
2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(408)
Long-term debt, net	$15,192

10. Commitments and Contingencies

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The states of New York and California have assessed the Company an aggregate of $5.2 million including penalties and interest. The audits cover the period from March 2014 through November 2022. The Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. This ruling covers $1.8 million of the total $5.2 million of assessments. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the Tribunal overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral. Oral argument was held by the Appellate Division on January 18, 2024.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond the Company posted for $1.3 million. As of September 30, 2024, the Company has accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is either incidental to the overall value of the non-taxable services that are provided or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. The Company is in the administrative process of appeal in this jurisdiction as well.

In those states where we did not or may not prevail in the future with the defenses we have proposed and in the event there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or the Company does not have other defenses where the Company prevails, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties. The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of the employee’s contribution. For the years ended December 31, 2024 and 2023, the Company’s contributions to the plan were $0.3 million and $0.4 million, respectively.

Contingent Consideration

In connection with the Company’s acquisition of certain assets related to the TheraClear devices, Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. The Company has notified Theravant that it believes the earnout payments are not due and will not be due in the future. Theravant has disputed the Company’s contention and the matter is under discussion among the signatories to the purchase agreement. Through December 31, 2024, the Company has incurred an aggregate of $0.1 million of royalty and gross profit payments based on gross profit from domestic and international sales.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
Milestone Payments

In January 2022, the Company entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, the Company will reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant is eligible to receive $0.5 million upon FDA clearance for each device and $0.5 million upon achievement of certain net revenue targets for each device, aggregating to $3.0 million of potential future milestone payments under the Development Agreement. The Development Agreement had a three-year term, unless terminated sooner by either party, and expired in January 2025. The Development Agreement was being accounted for separately from the TheraClear asset acquisition. No milestone payments were incurred under the Development Agreement, nor does the Company anticipate that any such payments may be due in the future.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue preferred stock with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C convertible preferred stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C convertible preferred stock shares do not have voting rights. Each share of Series C convertible preferred stock has a stated value of $1.0 thousand and is convertible into shares of common stock at a conversion price equal to $26.90. No preferred shares were outstanding as of December 31, 2024 and 2023.

Common Stock

The Company issued 33,779 shares upon the vesting of restricted stock during the year ended December 31, 2023. No shares were issued upon the vesting of restricted stock during the year ended December 31, 2024.

In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, the Company sold 665,136 shares of its common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of $2.1 million and $1.9 million, respectively. No shares of the Company’s common stock were sold under this distribution agreement during the year ended December 31, 2023. As of December 31, 2024, the Company may sell up to an additional $8.9 million of its shares of common stock under the equity distribution agreement.

Common Stock Warrants

In September 2021 and in connection with entering into the Company’s Senior Term Facility (Note 9), the Company issued a warrant to purchase 37,362 shares of the Company’s common stock at an initial exercise price of $18.20 per share. The warrant was amended in June 2023 in connection with the execution of the Third Amendment to the Senior Term Facility. The amended warrant is to purchase 80,000 shares of the Company’s common stock at an exercise price equal to $8.80 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its amendment date. As of December 31, 2024, the warrant remains outstanding in its entirety.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
12. Stock-Based Compensation

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of December 31, 2024, there were 7,270,212 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Selling and marketing	$7	$79
General and administrative	420	1,224
	$427	$1,303

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

Also in connection with the separation of the Company’s Chief Executive Officer in October 2023, the vesting of 27,209 unvested options to purchase shares of common stock was accelerated. As this acceleration of vesting occurred in accordance with the terms of the original option agreement, it is not considered a modification for accounting purposes. The Company recognized $0.3 million of share-based compensation expense in connection with the accelerated vesting.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

	Number of Shares Under Option Plan	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	447,462	$17.20
Granted	454,504	$6.31
Forfeited and expired	(129,102)	$15.59
Outstanding at December 31, 2023	772,864	$11.07	6.70
Granted	70,000	$3.22
Forfeited and expired	(321,138)	$14.07
Outstanding at December 31, 2024	521,726	$8.16	7.88
Exercisable at December 31, 2024	208,671	$12.21	6.32
Vested and expected to vest at December 31, 2024	521,726	$8.16	7.88

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The weighted‑average grant date fair value of options granted was $2.27 and $4.43 per share during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $1.0 million, which the Company expects to recognize over a weighted‑average period of approximately 2.36 years. The aggregate intrinsic value of options outstanding at December 31, 2024 and 2023 was $8.0 thousand and $0.1 million, respectively. There was no aggregate intrinsic value of options exercisable and no options were exercised during the years ended December 31, 2024 and 2023.

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the year ended December 31, 2024 and 2023 was determined using the methods and assumptions discussed below.

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

For the years ended December 31, 2024 and 2023, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.46	7.49
Expected volatility	77.93%	74.58%
Risk-free rate	3.91%	4.38%
Dividend rate	0.00%	0.00%

Restricted Stock Units

Restricted stock units have been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	11,960	$11.25
Granted	17,959	$10.30
Vested	(17,944)	$10.93
Forfeited and expired	(9,710)	$10.30
Unvested at December 31, 2023	2,265	$10.30
Vested	(2,265)	$10.30
Unvested at December 31, 2024	—	$—

As of December 31, 2024, there was no unrecognized compensation expense related to restricted stock units.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
13. Income Taxes

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	16	28
	16	28
Deferred:
Federal	(107)	(68)
State	(79)	(52)
	(186)	(120)
Benefit from income taxes	$(170)	$(92)

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax liability for federal income taxes consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$46,295	$46,718
Intangible assets	2,308	2,138
Inventories	57	71
Reserves and accrued expenses	2,068	1,381
Stock-based compensation	162	180
Operating lease liabilities	305	145
Interest expense limitation carryover	1,024	552
Goodwill	239	—
Gross deferred tax assets	52,458	51,185
Less: valuation allowance	(51,671)	(50,139)
	787	1,046
Deferred tax liabilities:
Property and equipment	(478)	(412)
Operating lease right-of-use assets	(309)	(154)
Goodwill	—	(666)
	(787)	(1,232)
Net deferred tax liability	$—	$(186)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2024. The valuation allowance increased by $1.5 million during the year ended December 31, 2024. The Company does not have unrecognized tax benefits as of December 31, 2024 or 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes as follows (in thousands):

	December 31,
	2024	2023
Federal	$203,490	$205,212
State	$62,819	$63,566

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

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2024	2023
Federal tax expense at statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.12)%	0.18%
Permanent differences	(1.15)%	(1.89)%
Other difference and true ups	(3.13)%	(8.07)%
Change in valuation allowance	(14.94)%	(10.38)%
Effective income tax rate	1.66%	0.84%

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The provisions of the IRA did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2024, as the Company currently does not qualify as a large corporation for the 15% alternative minimum tax and there were no stock repurchases during 2023. The Company will monitor its operations for changes that could impact the applicability of the IRA provisions in future tax years.

14. Business and Geographical Reporting Segments

The Company has organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The Dermatology Recurring Procedures segment derives its revenues from the usage of its equipment by dermatologists to perform XTRAC and TheraClear procedures. The Dermatology Procedures Equipment segment generates revenues from the sale of equipment, such as lasers and lamp products. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense) is also not allocated to the operating segments.

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
The following tables present results of operations from the Company’s business segments for the periods indicated below (in thousands, except gross profit %):

Year Ended December 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$21,171	$12,391	$33,562
Cost of revenues	7,893	6,588	14,481
Gross profit	13,278	5,803	19,081
Gross profit %	62.7%	46.8%	56.9%

Allocated expenses:
Engineering and product development	658	225	883
Selling and marketing	11,046	1,243	12,289
Impairment of goodwill	3,861	—	3,861
Unallocated expenses	—	—	11,303
Total allocated and unallocated expenses	15,565	1,468	28,336
(Loss) income from operations	(2,287)	4,335	(9,255)
Interest expense	—	—	(2,107)
Interest income	—	—	242
Other income	—	—	864
(Loss) income before benefit from income taxes	$(2,287)	$4,335	$(10,256)

Year Ended December 31, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues	$21,530	$11,828	$33,358
Cost of revenues	8,729	6,168	14,897
Gross profit	12,801	5,660	18,461
Gross profit %	59.5%	47.9%	55.3%

Allocated expenses:
Engineering and product development	1,011	306	1,317
Selling and marketing	11,169	1,787	12,956
Impairment of goodwill	2,284	—	2,284
Unallocated expenses	—	—	10,508
Total allocated and unallocated expenses	14,464	2,093	27,065
(Loss) income from operations	(1,663)	3,567	(8,604)
Interest expense	—	—	(1,640)
Interest income	—	—	231
Loss on debt extinguishment	—	—	(909)
(Loss) income before benefit from income taxes	$(1,663)	$3,567	$(10,922)

Table of Contents	STRATA Skin Sciences, Inc. and Subsidiary Notes to Consolidated Financial Statements
For the years ended December 31, 2024 and 2023, depreciation and amortization by reportable segment were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Dermatology recurring procedures	$4,471	$4,793
Dermatology procedures equipment	485	746
Unallocated expenses	12	14
Total	$4,968	$5,553

The following tables present the Company’s revenue disaggregated by geographical region for the years ended December 31, 2024 and 2023 (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Year Ended December 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$19,531	$1,357	$20,888
China	—	4,069	4,069
Other foreign	1,640	6,965	8,605
Total	$21,171	$12,391	$33,562

Year Ended December 31, 2023	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$20,215	$2,813	$23,028
China	—	3,340	3,340
Other foreign	1,315	5,675	6,990
Total	$21,530	$11,828	$33,358

As of December 31, 2024 and 2023, total assets by reportable segment were as follows (in thousands):

	December 31,
	2024	2023
Dermatology recurring procedures	$21,750	$28,137
Dermatology procedures equipment	5,081	5,507
Other unallocated assets	9,326	8,372
Total	$36,157	$42,016

Long-lived assets of $1.3 million and $0.8 million were located in international markets, primarily Korea and Japan, as of December 31, 2024 and 2023, respectively, with the remainder located in domestic markets.