Form 10-K/A
period 2024-12-31
STRATA Skin Sciences, Inc.
filed 2025-04-30
CIK 1051514

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Strata Skin Sciences, Inc. (the “Company”, “we”, “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

Name	Position	Age
Dr. Uri Geiger	Chairman of the Board	57
Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	61
Christina Allgeier(1)(2)	Director	52
Shmuel (Samuel) Rubinstein(1)(2)	Director	84
Dr. Irit Yaniv(1)(2)	Director	59

(1)	Member of the Audit Committee. Ms. Allgeier serves as Chair of the Audit Committee.

(2)	Member of the Compensation/Nominating and Corporate Governance Committee. Mr. Rubinstein serves as Chair of the Compensation/Nominating and Corporate Governance Committee.

Below is a biography of each of the directors, other that Dr. Rafaeli, whose biography can be found under Executive Officers.

Dr. Uri Geiger has served as our Chairman of the Board since 2018. He has served as Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University’s Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street.” He earned his doctorate from New York’s Columbia University Center for Law & Economics, where he majored in global equity markets. Dr. Geiger brings extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises. Dr. Geiger served as Chairman and Board member of over 30 medical device companies including a number of NASDAQ listed companies. Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. Dr. Geiger has served on the board of directors of NeuroPace, Inc., a publicly traded medical device company focused on epilepsy, since January 2023 and Minerva Surgical, Inc., a which was a publicly traded medical device company focused on uterine healthcare, since February 2023. We believe Dr. Geiger’s qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Christina Allgeier has served as a member of the Board since October 2024, and  is a finance consultant with Danforth Advisors and has over 24 years of experience in the life sciences and medical device industries. Ms. Allgeier previously served as the Company’s Chief Financial Officer and Treasurer from November 2015 through December 31, 2017 and remained a consultant to the Company through March 31, 2018. Ms. Allgeier joined the Company when the Company acquired the XTRAC business from PhotoMedex, where she had been the Chief Accounting Officer. Ms. Allgeier is a Certified Public Accountant in Pennsylvania and holds a BS degree in accounting from Penn State University. We believe Ms. Allgeier’s qualifications to serve on our Board of Directors include her extensive experience in the medical device industry, specifically the XTRAC, and her significant SEC experience.

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

Dr. Irit Yaniv has been a member of our Board since 2023. She has more than 25 years of experience in the venture capital, pharmaceutical and MedTech industries. As a senior manager, skilled physician, and experienced board member, she possesses a highly developed combination of leadership, decision making and business skills. Dr. Yaniv has served as partner at Accelmed Ventures since 2012. During this time she led Eximo from pre-clinical development through acquisition. Dr. Irit Yaniv previously served as Executive Director and Chairperson of Accelmed’s Innovation Hub portfolio companies, a global group of funds investing and acquiring control in HealthTech companies focused on Buyout and Non-Control transactions in commercial stage companies. Dr. Yaniv holds an MD degree from the Ben-Gurion University and an MBA from the Recanati Business School at Tel Aviv University. We believe Dr. Yaniv’s qualifications to serve on our Board of Directors includes her extensive healthcare and medical device industry experience.

Executive Officers

The table below sets forth information about our executive officers. We have also included below a brief summary of the business experience of each of our executive officers.

Name	Position	Age
Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	61
John Gillings	Chief Accounting Officer	49
Shmuel Gov	Chief Operating Officer	66

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

John Gillings. Joined the Company in August 2024, as the Company’s Vice President of Finance and Administration, and was promoted to the role of Chief Accounting Officer in November 2024 Prior to joining Strata, Mr. Gillings worked in private equity with Accelmed Partners, a middle market investment firm focused on medical device companies. Previously, he headed investor relations for Apollo Endosurgery and was a publishing equity research analyst at JMP Securities, where he covered the MedTech/Medical Devices sector. He holds undergraduate and masters degrees in accounting from the University of Utah and a masters in finance from London Business School.

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

Audit Committee

The current members of our Audit Committee are Chrstina Allgeier (Chair), Samuel Rubinstein, and Irit Yaniv, each of whom we believe satisfies the independence requirements of NASDAQ and the SEC. Ms. Allgeier  chairs this committee and has been designated as the “Audit Committee financial expert” under Item 407(d)(5) of Regulation S-K. The Board of Directors determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC and NASDAQ. Our Board of Directors has determined that each member of the Audit Committee has the requisite accounting or related financial expertise required by applicable NASDAQ rules. Our Audit Committee assists our Board of Directors in its oversight of:

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

Compensation and Nominating/Governance Committee

The current members of our Compensation and Nominating/Governance Committee are Samuel Rubinstein (Chair), Irit Yaniv, and Christina Allgeier each of whom we believe satisfies the independence requirements of NASDAQ. Mr. Rubinstein chairs this committee. The purpose of our Compensation/Nominating and Governance Committee is to assist in the responsibilities of the Board of Directors relating to compensation of our executive officers. In addition to its role in compensation matters, the purpose of our Compensation and Nominating/Governance Committee is to review all Board of Director-recommended and stockholder-recommended nominees, determine each nominee’s qualifications and to make a recommendation to the full Board of Directors as to which persons should be the Board of Directors’ nominees. Specific responsibilities of the committee include:

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

Insider Trading Policy

The Company maintains an insider trading policy that prohibits all directors, officers, and employees of the Company, as well as their  respective family members and others in their households from entering into or otherwise engaging in a transaction in the Company’s securities while aware of any material nonpublic information or during trading blackout periods.

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

Item 11.	Executive Compensation

Executive Officers

During the year ended December 31, 2024, our named executive officers were:

•	Dolev Rafaeli, President and Chief Executive Officer (beginning October 30, 2023)

•	Christopher Lesovitz, former Chief Financial Officer (through August 14, 2024)

•	John Gillings, Chief Accounting Officer (beginning August 5, 2024)

•	Shmuel Gov, Chief Operating Officer

Components of Executive Compensation during 2024

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

In connection with the change regarding the departure of Robert Moccia and the appointment of Dr. Rafaeli as CEO, on October 26, 2023, Mr. Lesovitz and the Company entered into a retention agreement pursuant to which he was given a retention bonus of One Hundred and Forty Two Thousand Five Hundred dollars ($142,500). The bonus was paid half on signing with the other half due upon the filing of the Company’s Form 10-K for the year ended December 31, 2024.

Mr. Gov’s salary in 2024 was Two Hundred and Ninety Four thousand dollars ($294,000) which was increased in April 2024 to Three Hundred and Seven Thousand Eight Hundred dollars ($307,800).

Mr. Gillings joined the Company in August 2024 at a base annual salary rate of Two Hundred and Twenty Five Thousand Dollars ($225,000) per annum. Upon appointment he was awarded 30,000 options under the Company’s 2016 Amended and Restated Omnibus Incentive Plan (the “Plan”) granted at the fair market value on the closing of the market on the date of the grant by the Company’s Board  and Compensation Committee.. The Options vest in four equal installments on each of the following dates corresponding with the anniversary of the first business day after the date of the grant. He was also entitled to receive a bonus of up to 25% of salary based on a matrix of personal and Companywide goals.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2024, and 2023 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation ($)(1)	Options (2)	All Other Compensation (3)	Total
Robert Moccia*	2024	0	0	00	322,775	322,775
Former Director, President and Chief Executive Officer	2023	461,113	284,537	102,225	201,338	1,049,213
Chris Lesovitz,**	2024	189,635	71,250	0	16,270	277,155
Chief Financial Officer	2023	282,308	187,500	208,700	23,378	701,886

Shmuel Gov	2024	324,877	120,000	0	25,800	470,677
Chief Operating Officer	2023	303,819	135,240	219,530	25,200	683,789

Dolev Rafaeli	2024	508,882	63,699	0	28,800	601,381
President, Chief Executive Officer and Vice-	2023	67,308	0	590,002	4,858	662,168
Chairman of the Board***

John Gillings	2024	82,212	0	56,460	5,000	143,672
Chief Accounting Officer	2023	0	0	0	0	0

*	Mr. Moccia resigned effective October 30, 2023. All Other Compensation for Mr. Moccia includes $70,287 in severance payments in 2023 and $322,775 of severance payments in 2024.

**	Mr. Lesovitz resigned effective August 14, 2024, 2024.

***	Dr. Rafaeli joined the Company effective October 30, 2023. As an inducement material to Dr. Rafaeli entering into an employment agreement with the Company and commencing employment as its Vice-Chairman, Chief Executive Officer and President. Dr. Rafaeli received an equity-based award of a stock option to purchase 1,754,569 shares of the Company’s common stock, with a strike price of $0.53 per share, vesting over a three year period, with 145,465 options vesting on January 31, 2024 and 145,464 options vesting every three months thereafter, provided in general that Dr. Rafaeli remains in the Company’s employ through each applicable vesting date and subject to the terms and conditions of the applicable award agreement. The figure stated represents the vested portions of the grant.

(1)	Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements.

(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(3)
“All Other Compensation” includes a includes a car allowance in 2023 for Mr. Moccia of $12,500. In 2024 Mr. Moccia’s All Other Compensation consists of severance payments.  Mr. Lesovitz received a car allowance in 2023 and 2024 respectively of $12,000 and $8,000, respectively, for Mr. Gov of $12,000 and $12,000, respectively, and for Dr. Rafaeli for 2023 of $2,500 and _$15,000 Mr. Moccia received a  401(k) match in 2023 and 2024 for $13,200  and $12,277 , respectively, for Mr. Lesovitz of $10,474 and $8270.00, respectively, for Mr. Gov of $13,200 in 2023 and $13,800 in 2024, respectively, and for Dr. Rafaeli for 2023 of $2,358 and $13,800 . Mr. Gillings received a car allowance of $5000 and 401(k) match of $0 in 2024.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control

Employment Agreement with Dr. Dolev Rafaeli

On October 30, 2023, the Company appointed Dr. Dolev Rafaeli, Ph.D., (“Rafaeli”), as its Vice-Chairman of the Board, President and Chief Executive Officer. Pursuant to such appointment, the Company and Rafaeli entered into an employment agreement, dated as of October 30, 2023 (the “Rafaeli Employment Agreement”), which provides for, among other things: (i) a three-year term of employment, commencing on October 31, 2023 (the “Start Date”), which renews for successive one year additional terms unless a party gives the other party a notice of non-renewal at least 90 days prior to the end of the then applicable employment term; (ii) an annual base salary of $500,000 minus applicable withholdings and deductions; (iii) a bonus for the fiscal year ending December 31, 2023, equal to $375,000 times a ratio equal to (a) the number of days from the Start Date until December 31, 2023, divided by (b) 365; (iv) an incentive bonus opportunity for each fiscal year of the Company, during the term of the Rafaeli Agreement, beginning on January 1, 2024, equal to 75% of his base salary for such year; (iv) participation in long-term incentive plans and employee benefit plans, including health and 401(k) plans generally in effect for the Company’s employees; (v) 24 days of annual vacation, plus 10 established holiday days, per full calendar year of employment; and (vi) an automobile and maintenance allowance of $1,250 per month. In addition, on the Start Date, Rafaeli, was awarded an option to purchase 1,745,569 shares of common stock, which options will vest in twelve equal quarterly amounts over a period of three years from the Start Date (the “Option”). The Option is intended to constitute an employment inducement grant under Nasdaq Listing Rule 5635(c)(4). The Compensation Committee as ratified by the Board has approved updated incentive compensation plans for Dr. Rafaeli after expiration of the dates for the original incentive payments set forth in the agreement.

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

Employment Agreement with Robert Moccia

Mr. Moccia resigned from the Company on October 30, 2023. The following information on his employment agreement is of a historical nature and the terms are no longer operative or in effect, as per the Separation Agreement described below.  On October 30, 2023,the  Company and Robert Moccia (“Moccia”) entered into an employment separation agreement and release (the “Separation Agreement”), pursuant to which, among other things, as of October 30, 2023, (the “Termination Date”) Moccia resigned as the Company’s Chief Executive Officer and President and as a member of the Company’s board of directors. In connection with Moccia’s separation, upon the expiration of the revocation period related to the general release delivered by Moccia to the Company, the Company agreed to pay to Moccia nine-months of his Base Salary (as defined in his employment agreement, dated March 1, 2021 (the “Moccia Employment Agreement”)), less applicable legal deductions, such as tax withholdings, as separation pay by salary continuation consistent with the Company’s normal payroll procedures. The Company also agreed to pay to Moccia a lump sum amount equal to Moccia’s accrued but unused vacation days, less any applicable deduction such as tax withholdings. In addition, if Moccia timely and properly elects health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will reimburse Moccia for the monthly COBRA premium paid by Moccia for himself and his dependents. Moccia will be eligible to receive such reimbursement until the earliest of: (a) the eighteen-month anniversary following the Termination Date; (b) the date Moccia is no longer eligible to receive COBRA continuation coverage; and (c) the date on which Moccia receives substantially similar coverage from another employer or other source. Moccia will not receive any bonus for 2023 or any other period.

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

Employment Agreement with Christopher Lesovitz

Mr. Lesovitz resigned from the Company on August 14, 2024. By way of historical information, on October 4, 2021, the Company entered into an employment agreement with Christopher Lesovitz to become the Company’s Chief Financial Officer, (the “Employment Agreement”), which provides for, among other things, (i) an annual base salary of $250,000, (ii) an incentive bonus opportunity equal to at least 50% of his base salary for such year assuming the Company achieves 100% of both the Company’s target goals and Employee’s personal goals as shall be approved annually by the Compensation Committee, (iii) an initial option to purchase 250,000 shares of common stock, with a strike price as of the close of trading on October 16, 2021 which was $1.88, vesting ratably over a four year period and subject to acceleration under certain conditions, (iv) participation in any standard group benefit plans maintained generally for senior level employees of the Company, (v) four weeks of annual vacation per full calendar year of employment, and (vi) an automobile allowance of $1,000 per month.

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

Change in Control Agreement  with John Gillings

On August 14, 2024 the Company entered into a change in control agreement with Mr. Gillings, providing for certain benefits and payments in the event of a Change in Control, as defined in the agreement. Should the payment obligation be triggered, Mr. Gillings would be entitled to severance in an amount equal to his then annual base compensation then in effect for six (6) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company’s normal payroll procedures over six (6) months. A pro-rata payment from the Company’s annual bonus plan for the fiscal year in which his termination occurred, equal to the payment he would have received had he remained in the employment of the Company through the end of such fiscal year, multiplied by a fraction, the numerator of which is the number of full months elapsed from the start of such fiscal year to the date of your termination of employment, and the denominator of which is 12. For a period of six (6) months following his termination, he will remain eligible to participate, on the same terms and conditions as apply from time to time to the Company’s senior management generally, in the health, vision and dental programs of the Company; provided, however, that such eligibility will cease at such time as he becomes eligible to participate in comparable programs of a subsequent employer.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2024.

On June 6, 2024 the Company effectuated a one for ten reverse stock split. Figures below have been adjusted as applicable to reflect that action.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price	Option Expiration Date

Dolev Rafaeli	10/30/2023	87,279	87,278	$5.30	10/30/2033

Christopher Lesovitz 2)	10/18/2021	0	0	$18.80	8/14/2024
	3/30/2022	0	0	$14.50	8/14/2024
	4/4/2023	0	0	$10.60	8/14/2024
	11/22/2023	0	0	$5.00	8/14/2024

Shmuel Gov	6/7/2016	1,500	0	$37.50	6/7/2026
	6/4/2018	20,000	0	$19.30	6/4/2028
	11/22/2019	10,000	0	$24.60	11/22/2029
	11/13/2020	10,000	0	$14.60	11/13/2030
	3/30/2022	5,250	1,750,000	$14.50	3/30/2032
	4/3/2023	3,500	3,500	$10.60	4/3/2033
	11/21/2023	10,406	31,219	$5.00	11/22/2033
John Gillings (3)	8/13/2024	0	30,000	2.71	8/13/2034

(1)	Options granted were under the 2016 Omnibus Incentive Plan.
(2)	Mr. Lesovitz left the Company in August 2024.
(3)	Mr. Gillings joined the Company in August 2024.

Equity Grant Policy

Our Compensation Committee does not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Director Compensation

During 2024, non-management directors received the following compensation as applicable to each particular director:

Base Board Fee
Member	$40,250
Chair*	$70,250	*Board chair does not serve on any committees

Audit Committee*		*Additional fees to base fee.
Member	$8,000
Chair	$16,000

Compensation/Nominating Corporate Governance Committee*		*Additional fees to base fee.
Member	$6,000
Chair	$15,000

New independent Board members shall receive a one-time grant of 20,000 stock options.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2024.

DIRECTOR COMPENSATION TABLE

Name*	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Uri Geiger(1)	$72,687	$0	—	$72,687
Samuel Rubinstein	$59,937	$0	—	$59,937
Wayne Cafran(2)	$7,083	$0	__	$14,283
Christina Allgeier (3)	$15,562	0		$15,562
Irit Yaniv	$52,770	$0	__	$52,770

(1)	Fees paid on behalf of Dr. Geiger were paid to Accelmed as a result of the fact that Accelmed’s partnership agreement precludes the receipt of any equity.

(2)	Left the Board in December 2024.

(3)	Joined the Board in November 2024.

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

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance, which expires on May 29, 2025. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects, as of March 31, 2025, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Uri Geiger(3)	1,441,835	34.55%
Dolev Rafaeli(6)	143,156	3.95%
Irit Yaniv(7)	2,000	*
Shmuel Rubinstein(8)	19,860	*
Shmuel Gov(2)	99,125	*
John Gillings	0	*
All directors and officers as a group (seven persons)		40.92%

Accelmed Partners LP(3)	351,699	34.55%
Nantahala Capital Management, LLC(4)	40,392	9.68%
22NW Fund, LP(5)	536,995	15.32%

*	Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of March 31, 2025 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.

Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 4,171,161 shares of common stock outstanding as of March 31, 2025.
(2)	Shmuel Gov became the Company’s Chief Operating Officer, on April 1. 2022. Holdings include exercisable options to purchase common stock.
(3)
Dr. Gieger is a managing partner at Accelmed. The business address of Accelmed Partners L.P. (“Accelmed Partners”) is 848 Brickell Avenue, 9th Floor, Miami, FL 33131. Accelmed Partners GP (“Accelmed GP”), the General Partner of Accelmed Partners, and Uri Geiger, the Managing Director of Accelmed Management Ltd., which is the management company of Accelmed Partners, each have voting and investment control of the securities held by Accelmed. Dr. Geiger is the Co-Founder and Managing Partner of Accelmed Partners. Each of Accelmed Partners and Uri Geiger disclaim beneficial ownership over the securities owned by Accelmed Partners except to the extent of their respective pecuniary interest therein. Accelmed Partners holds 1,441,836 shares of common stock. Dr. Geiger disclaims beneficial ownership of the 1,441,836 shares owned by Accelmed Partners.

(4)
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

(5)
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

(6)	Includes vested common stock options.
(7)	Comprised of vested common stock options.
(8)	Includes vested restricted stock units and common stock options.

Item 13.	Certain Relationships and Related Transactions, Director Independence

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

The following table shows the fees paid by us for the audit and other services provided by Marcum LLP (Philadelphia, PA, PCAOB ID 688) for 2023 and 2024:

	2023	2024
Audit Fees(1)	$379,555	$535,765
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$379,555	$535,765

(1)
Consists of fees paid for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of all tax related services.

(4)	There were no other fees paid to Marcum LLP for the years ended December 31, 2023, and 2024.

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

STRATA SKIN SCIENCES, INC.

Date: April 30, 2025	By:	/s/ John Gillings
John Gillings
Chief Accounting Officer