Form 10-Q
period 2025-03-31
STRATA Skin Sciences, Inc.
filed 2025-05-15
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of our common stock as of May 12, 2025 was 4,171,161 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,512	$7,261
Restricted cash	1,334	1,334
Accounts receivable, net of allowance for credit losses of $548 and $433 at March 31, 2025 and December 31, 2024, respectively	5,007	5,253
Inventories	2,659	2,246
Prepaid expenses and other current assets	364	501
Total current assets	15,876	16,595
Property and equipment, net	9,462	10,061
Operating lease right-of-use assets	1,179	1,264
Intangible assets, net	4,856	5,348
Goodwill	2,658	2,658
Other assets	231	231
Total assets	$34,262	$36,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,816	$2,433
Accrued expenses and other current liabilities	8,779	8,593
Deferred revenues	2,204	2,241
Current portion of operating lease liabilities	331	328
Current portion of contingent consideration	1,009	1,030
Total current liabilities	15,139	14,625
Long-term debt, net	15,231	15,192
Deferred revenues and other liabilities	292	353
Operating lease liabilities, net of current portion	835	919
Contingent consideration, net of current portion	96	96
Total liabilities	31,593	31,185
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 4,171,161 shares issued and outstanding at both March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	253,241	253,112
Accumulated deficit	(250,576)	(248,144)
Total stockholders’ equity	2,669	4,972
Total liabilities and stockholders’ equity	$34,262	$36,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$6,812	$6,754
Cost of revenues	3,165	3,674
Gross profit	3,647	3,080
Operating expenses:
Engineering and product development	96	241
Selling and marketing	2,993	3,018
General and administrative	2,573	2,710
Total operating expenses	5,662	5,969
Loss from operations	(2,015)	(2,889)
Other income (expense):
Interest expense	(486)	(524)
Interest income	69	45
Total other expense	(417)	(479)
Net loss	$(2,432)	$(3,368)

Net loss per share of common stock, basic and diluted	$(0.58)	$(0.96)
Weighted average shares of common stock outstanding, basic and diluted	4,171,161	3,506,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For The Three Months Ended March 31, 2025 and 2024
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2025	4,171,161	$4	$253,112	$(248,144)	$4,972
Stock-based compensation expense	—	—	129	—	129
Net loss	—	—	—	(2,432)	(2,432)
Balance at March 31, 2025	4,171,161	$4	$253,241	$(250,576)	$2,669

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,368)	(3,368)
Balance at March 31, 2024	3,506,025	$4	$250,854	$(241,426)	$9,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,432)	$(3,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,220	1,249
Amortization of operating lease right-of-use assets	85	95
Amortization of deferred financing costs and debt discount	39	31
Provision for credit losses	110	84
Stock-based compensation expense	129	112
Loss on disposal of property and equipment	34	13
Inventory write-off	—	141
Changes in operating assets and liabilities:
Accounts receivable	136	726
Inventories	(377)	(154)
Prepaid expenses and other assets	137	(31)
Accounts payable	362	261
Accrued expenses and other liabilities	169	(57)
Deferred revenues	(81)	194
Operating lease liabilities	(81)	(100)
Net cash used in operating activities	(550)	(804)
Cash flows from investing activities:
Purchase of property and equipment	(199)	(725)
Net cash used in investing activities	(199)	(725)
Cash flows from financing activities:
Payment of contingent consideration	—	(18)
Net cash used in financing activities	—	(18)
Net decrease in cash, cash equivalents and restricted cash	(749)	(1,547)
Cash, cash equivalents and restricted cash at beginning of period	8,595	8,118
Cash, cash equivalents and restricted cash at end of period	$7,846	$6,571

Cash and cash equivalents	$6,512	$5,237
Restricted cash	1,334	1,334
Total cash, cash equivalents and restricted cash	$7,846	$6,571

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$450	$480

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$977
Transfer of property and equipment to inventories	$36	$9
Accrued payment of contingent consideration	$21	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1
The Company:

Background
STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear® Acne Therapy System to broaden its opportunities with expansion potential in the acne care market. The Company markets the device under the brand name TheraClear® X.

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of March 31, 2025, there were 846 XTRAC systems placed in dermatologists’ offices in the United States and 50 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System (“TheraClear”) combines intense pulsed light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), and other forms filed with the SEC from time to time.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of foreign revenues within the Company’s business and geographical reporting segment disclosures. These reclassifications had no impact on the previously reported total foreign revenues by reporting segment in the condensed consolidated financial statements.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$315	$303
Additions	32	39
Expirations and claims satisfied	(57)	(64)
Total	290	278
Less current portion within accrued expenses and other current liabilities	(205)	(175)
Balance within deferred revenues and other liabilities	$85	$103

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Stock options	521,726	539,100
Common stock warrants	80,000	80,000
Restricted stock units	2,265	2,265
	603,991	621,365

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

Note 2
Liquidity:

The Company has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 13, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to an additional $8.9 million of its common stock in registered “at-the-market” offerings. Management believes that the Company’s cash and cash equivalents, the anticipated revenues from the sale or use of its products and operating expense management will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of potential future pandemics, the Russia-Ukraine War, the Middle East conflict and changes in U.S. trade policies, on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of March 31, 2025 (in thousands):

2025 (remaining)	$1,300
2026	1,530
2027	1,201
2028	556
$4,587

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.4 million and the Company expects to recognize $0.2 million of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of March 31, 2025, the $0.2 million of short-term contract liabilities is presented as deferred revenues and the $0.2 million of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For each of the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 4
Inventories:

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and work-in-process	$2,500	$2,041
Finished goods	159	205
	$2,659	$2,246

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Due to the expiration of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $0.1 million of inventories that will no longer be needed for warranty purposes during the three months ended March 31, 2024, which is included in cost of revenues in the condensed consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5
Property and Equipment, net:

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Lasers placed-in-service	$33,984	$33,489
Equipment, computer hardware and software	300	300
Furniture and fixtures	240	240
Leasehold improvements	146	87
Lasers-in-process	1,502	2,093
	36,172	36,209
Less: accumulated depreciation and amortization	(26,710)	(26,148)
	$9,462	$10,061

The Company recorded depreciation and amortization expense of $0.7 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.

Note 6
Intangible Assets, net:

Intangible assets consist of the following (in thousands):

March 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,557)	$143
Product technology	4,808	(4,013)	795
Customer relationships	6,900	(6,728)	172
Tradenames	1,500	(1,463)	37
Pharos customer lists	5,314	(1,605)	3,709
	$24,222	$(19,366)	$4,856

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,415)	$285
Product technology	4,808	(3,984)	824
Customer relationships	6,900	(6,555)	345
Tradenames	1,500	(1,425)	75
Pharos customer lists	5,314	(1,495)	3,819
	$24,222	$(18,874)	$5,348

The Company recorded amortization expense of $0.5 million during each of the three months ended March 31, 2025 and 2024.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three months ended March 31, 2025 or 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

2025 (remaining)	$774
2026	$561
2027	$561
2028	$561
2029	$561

Note 7
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Warranty obligations	$205	$213
Compensation and related benefits	1,984	1,781
State sales, use and other taxes	6,333	6,371
Professional fees and other	257	228
	$8,779	$8,593

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Senior Term Facility provides for a senior secured term loan facility of $20.0 million, of which $8.0 million was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7.0 million was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5.0 million (“Credit Facility #3”) was available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding 12 calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) was greater than or equal to $30.0 million (such condition, the “Applicable Funding Condition”). The Company did not meet the Applicable Funding Condition and, accordingly, Credit Facility #3 is no longer available to the Company. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of March 31, 2025 was 12.93%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated.  The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5.0 million, at any time upon 30 days’ written notice.  Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 4.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment was made within 12 months of February 20, 2024, (ii) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after February 20, 2024, (iii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (iv) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made 36 months or more after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants.  Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $30.5 million of net revenue (raised to $33.0 million by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million) for the trailing 12-month period as of March 31, 2025, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. At March 31, 2025, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap’s and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At March 31, 2025, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

Pursuant to the Amended Fee Letter Agreement, the Company agreed to pay MidCap, as administrative agent, the following fees: (a) an origination fee on June 30, 2023 in an amount equal to (i) the Credit Extensions (as defined in the Senior Term Facility) in respect of Credit Facility #2, multiplied by (ii) 0.50%; (b) on the maturity date of the Senior Term Facility or any earlier date on which the obligations thereunder become due and payable in full or are otherwise paid in full (such date, the “Full Exit Fee Payment Date”), the Company shall pay an exit fee equal to (i) 4.00% of the total aggregate principal amount of Credit Extensions (as defined in the Senior Term Facility) made pursuant to the Senior Term Facility (regardless of any repayment or prepayment thereof) as of the Full Exit Fee Payment Date (such aggregate amount, the “Exit Fee Base Amount”), less (ii) any Partial Exit Fee (as defined below) previously paid; and (c) on the date of any voluntary or mandatory partial prepayment of the borrowings under the Senior Term Facility (or on the date such mandatory prepayment becomes due and payable) (each such date, a “Partial Exit Fee Payment Date”), the Company shall pay an exit fee equal to 4.00% of the principal amount of the credit facilities paid or prepaid (or required to be paid in the case of a mandatory prepayment) as of the Partial Exit Fee Payment Date (such amount, the “Partial Exit Fee”). The Amended Fee Letter Agreement also provided for an origination fee related to Credit Facility #3, which is no longer payable as the Company did not meet the Applicable Funding Condition as noted above.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The Fourth Amendment was accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $0.6 million. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13.0 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.4 million as of March 31, 2025. The Company recognized interest expense of $0.5 million during the three months ended March 31, 2025, of which $39.0 thousand was related to the amortization of the debt discount. The Company recognized interest expense of $0.5 million during the three months ended March 31, 2024, of which $31.0 thousand was related to the amortization of the debt discount.

Future minimum principal payments at March 31, 2025 are as follows (in thousands):

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(369)
Long-term debt, net	$15,231

Note 9
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 7,832,651 shares of common stock for future issuance. As of March 31, 2025, there were 7,270,212 shares of common stock remaining available for issuance for awards under the 2016 Plan.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling and marketing*	$15	$(37)
General and administrative	114	149
	$129	$112

*Selling and marketing expense was negative during the three months ended March 31, 2024 due to the forfeiture of awards during the period.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Shares Under Option Plan	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	521,726	$8.16
Granted	—	$—
Forfeited and expired	—	$—
Outstanding at March 31, 2025	521,726	$8.16	7.6
Exercisable at March 31, 2025	231,467	$11.75	6.3
Vested and expected to vest at March 31, 2025	521,726	$8.16	7.6

As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $0.9 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years. The options outstanding and exercisable at March 31, 2025 had no intrinsic value.

Restricted Stock Units

Restricted stock units (“RSUs”) have historically been issued to certain board members. As of both March 31, 2025 and January 1, 2025, there were no unvested RSUs. No RSUs were granted, vested or forfeited during the three months ended March 31, 2025.

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

No income tax expense was incurred for the three months ended March 31, 2025 and 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The following tables present results of operations from the Company’s business segments for the periods indicated below (in thousands, except gross profit %):

Three Months Ended March 31, 2025	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$4,727	$2,085	$6,812
Cost of revenues	2,049	1,116	3,165
Gross profit	2,678	969	3,647
Gross profit %	56.7%	46.5%	53.5%

Allocated expenses:
Engineering and product development	66	30	96
Selling and marketing	2,077	916	2,993
Unallocated expenses	—	—	2,573
Total allocated and unallocated expenses	2,143	946	5,662
Income (loss) from operations	535	23	(2,015)
Interest expense	—	—	(486)
Interest income	—	—	69
Net income (loss)	$535	$23	$(2,432)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Three Months Ended March 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$4,696	$2,058	$6,754
Cost of revenues	2,195	1,479	3,674
Gross profit	2,501	579	3,080
Gross profit %	53.3%	28.1%	45.6%

Allocated expenses:
Engineering and product development	196	45	241
Selling and marketing	2,753	265	3,018
Unallocated expenses	—	—	2,710
Total allocated and unallocated expenses	2,949	310	5,969
(Loss) income from operations	(448)	269	(2,889)
Interest expense	—	—	(524)
Interest income	—	—	45
Net (loss) income	$(448)	$269	$(3,368)

The following table presents depreciation and amortization by reportable segment for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Dermatology recurring procedures	$1,120	$1,114
Dermatology procedures equipment	100	132
Unallocated expenses	—	3
Total	$1,220	$1,249

The following tables present the Company’s revenue disaggregated by geographical region for the periods indicated below (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Three Months Ended March 31, 2025	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,248	$149	$4,397
China	—	834	834
Middle East	—	711	711
Other foreign	479	391	870
Total	$4,727	$2,085	$6,812

Three Months Ended March 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,320	$141	$4,461
China	—	1,102	1,102
Middle East	—	430	430
Other foreign	376	385	761
Total	$4,696	$2,058	$6,754

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents total assets by reportable segment (in thousands):

	March 31, 2025	December 31, 2024

Dermatology recurring procedures	$20,071	$21,750
Dermatology procedures equipment	5,798	5,081
Other unallocated assets	8,393	9,326
Total	$34,262	$36,157

Long-lived assets of $1.2 million and $1.3 million were located in international markets, primarily Korea and Japan, as of March 31, 2025 and December 31, 2024, respectively, with the remainder located in domestic markets.

Note 12
Significant Customer Concentrations:

The Company had two customers, international distributors from which the Company primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s net revenues for the three months ended March 31, 2025. Revenues from these customers were $1.5 million, or 22.7%. Accounts receivable associated with these customers were $1.2 million, or 24.1%, of net accounts receivable as of March 31, 2025 and $1.3 million, or 25.0%, of net accounts receivable at December 31, 2024. Accounts receivable associated with one other customer which accounted for 10% or more of the Company’s net accounts receivable as of March 31, 2025 and December 31, 2024 was $0.6 million, or 12.0%, and $0.9 million, or 17.2%, of net accounts receivable, respectively.

The Company had one customer, an international distributor from which the Company primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s net revenues for the three months ended March 31, 2024. Revenues from this customer were $1.1 million, or 16.3%.

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

In March 2024, the Company terminated the existing lease for its California facility and concurrently executed a new lease that effectively extended the term of the lease for five years, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $1.0 million during the three months ended March 31, 2024. There were no lease modifications during the three months ended March 31, 2025.

Operating lease costs were $0.1 million for each of the three months ended March 31, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, the weighted average incremental borrowing rate was 12.29% and the weighted average remaining lease term was 4.0 years.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the Company’s operating lease maturities as of March 31, 2025 (in thousands):

2025 (remaining)	$345
2026	334
2027	290
2028	301
2029	232
Total remaining lease payments	1,502
Less: imputed interest	(336)
Total lease liabilities	$1,166

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

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York will execute on the appellate bond the Company posted for $1.3 million. As of March 31, 2025, the Company has accrued $1.8 million including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $1.3 million of assessments in the State of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The State of California has made aggregate assessments of $2.1 million including penalties and interest. The audits cover the period from June 2018 through June 2022. The Company is in the administrative process of appeal in this jurisdiction as well.

In those states where the Company did not or may not prevail with the defenses it has proposed, and in the event there is a determination that the true object of the Company’s recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or the Company does not have other defenses where the Company prevails, the Company may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties. The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Contingent Consideration

In connection with the Company’s acquisition of certain assets related to the TheraClear devices in 2022, Theravant Corporation (“Theravant”) is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. The Company has notified Theravant that it believes the earnout payments are not due and will not be due in the future. Theravant has disputed the Company’s position, and the matter is under discussion among the signatories to the purchase agreement. Through March 31, 2025, the Company has incurred an aggregate of $0.2 million of royalty and gross profit payments based on gross profit from domestic and international sales.

Milestone Payments

In January 2022, the Company entered into a Development Agreement (the “Development Agreement”) with Theravant. Under the Development Agreement, the Company was to reimburse Theravant for costs incurred in further developing certain TheraClear technology and other healthcare products and methods for the medical aesthetic marketplace. In connection with the development of three devices, Theravant was eligible to receive $0.5 million upon FDA clearance for each device and $0.5 million upon achievement of certain net revenue targets for each device, aggregating to $3.0 million of potential future milestone payments under the Development Agreement. The Development Agreement had a three-year term, unless terminated sooner by either party, and expired in January 2025. The Development Agreement was being accounted for separately from the TheraClear asset acquisition. No milestone payments were incurred under the Development Agreement, and the Company does not anticipate that any such payments may be due in the future.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information about our results of operations, financial condition, liquidity and asset quality. This information is intended to facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion should be read in conjunction with our financial information in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), and the unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion contains forward-looking statements that involve risks and uncertainties. These statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of STRATA Skin Sciences, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “STRATA” or “STRATA Skin Sciences”) and can be identified by terminology such as the words “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions, and are intended to identify forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, and other statements contained in this Report that are not historical facts. Factors that could cause results to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in Part I, Item 1A. “Risk Factors,” in the 2024 Form 10-K and in other of our public filings with the SEC, as well as the following:

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

Introduction, Outlook and Overview of Business Operations

STRATA Skin Sciences is a medical technology company dedicated to developing, commercializing, and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® and Pharos® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo, and various other skin conditions, as well as the TheraClear® X Acne Therapy System (“TheraClear”) utilized in the treatment of acne-related skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the FDA in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of March 31, 2025, there were 846 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 864 as of December 31, 2024. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

The TheraClear® X Acne Therapy System combines intense pulsed light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne. The TheraClear device was cleared by the FDA through the 510(k) process. Currently, there is little insurance reimbursement coverage for acne treatments, such as those provided by TheraClear.

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

•
TheraClear® X Acne Treatment Device. The TheraClear® Acne Therapy System combines intense pulsed light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

Critical Accounting Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC requires us to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We evaluate our estimates and assumptions on an ongoing basis and, if necessary, make adjustments. Due to the risks and uncertainties involved in our business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

We define our critical accounting estimates as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. Critical accounting estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates,” as well as in our consolidated financial statements and the footnotes thereto, included in the 2024 Form 10-K, and include revenue recognition, contingent consideration, goodwill and intangible impairments, and sales and use taxes. There have been no changes to our critical accounting policies in the three months ended March 31, 2025.

Results of Operations

Revenues
The following table presents revenues from our two business segments for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024

Dermatology recurring procedures	$4,727	$4,696
Dermatology procedures equipment	2,085	2,058
Total revenues	$6,812	$6,754

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended March 31, 2025 was $4.7 million, which we estimate is approximately 54,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended March 31, 2024 of $4.7 million, which we estimate is approximately 65,000 XTRAC treatments with prices between $65 to $95 per treatment. Subsequent to the launch of the TheraClear Acne Therapy System, there were 160 and 104 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of March 31, 2025 and 2024, respectively.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both sufferers and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. We reduced our direct-to-patient advertising over the course of 2023, which we believe contributed to a reduction in the number of XTRAC treatments compared to prior periods that continued into 2024. Therefore, our strategy going forward is to continue to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and X (formerly Twitter), and aimed at motivating them to seek out XTRAC treatments from our physician partners. We monitor the results of our advertising expenditures in this area in order to effectively reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of March 31, 2025 and 2024, we deferred domestic net revenues of $1.6 million and $1.9 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Less revenue from the first quarter of 2025 was deferred into the second quarter of 2025, which positively impacted that quarter, as compared to the first quarter of 2024, when more revenue from that quarter was deferred into the second quarter of 2024.

Dermatology Procedures Equipment
For the three months ended March 31, 2025, dermatology procedures equipment revenues were $2.1 million. Internationally, we sold 18 systems (15 XTRAC and three VTRAC) during the three months ended March 31, 2025. Domestically, there were no XTRAC systems sold during the three months ended March 31, 2025.

For the three months ended March 31, 2024, dermatology procedures equipment revenues were $2.1 million. Internationally, we sold 16 systems (13 XTRAC and three VTRAC) during the three months ended March 31, 2024. Domestically, we sold one XTRAC system during the three months ended March 31, 2024. In addition to equipment sales, we recognized approximately $30.0 thousand of previously deferred service revenue associated with assumed service contracts in connection with the Pharos asset acquisition during the three months ended March 31, 2024.

Cost of Revenues
The following table presents cost of revenues from our two business segments for the periods listed below (in thousands):

	Three Months Ended March 31,
	2025	2024

Dermatology recurring procedures	$2,049	$2,195
Dermatology procedures equipment	1,116	1,479
Total cost of revenues	$3,165	$3,674

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024

Revenues, net	$6,812	$6,754
Cost of revenues	3,165	3,674
Gross profit	$3,647	$3,080
Gross profit percentage	53.5%	45.6%

Gross profit increased to $3.6 million for the three months ended March 31, 2025 from $3.1 million during the same period in 2024. As a percentage of revenues, gross profit was 53.5% for the three months ended March 31, 2025, as compared to 45.6% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of our use of refurbished parts, which have a lower cost of revenues than new parts, in connection with our stated plan to remove devices from underperforming accounts and refurbish those devices for future repairs use, and the write-off of inventories in 2024 related to the Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts during the three months ended March 31, 2024.

Dermatology Recurring Procedures

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024

Revenues, net	$4,727	$4,696
Cost of revenues	2,049	2,195
Gross profit	$2,678	$2,501
Gross profit percentage	56.7%	53.3%

Gross profit for dermatology recurring procedures increased to $2.7 million for the three months ended March 31, 2025 from $2.5 million during the same period in 2024. As a percentage of revenues, gross profit was 56.7% for the three months ended March 31, 2025, as compared to 53.3% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of our use of refurbished parts, which have a lower cost of revenues than new parts, in connection with our stated plan to remove devices from underperforming accounts and refurbish those devices for future repairs use.

Dermatology Procedures Equipment

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024

Revenues, net	$2,085	$2,058
Cost of revenues	1,116	1,479
Gross profit	$969	$579
Gross profit percentage	46.5%	28.1%

Gross profit for dermatology procedures equipment increased to $1.0 million for the three months ended March 31, 2025 from $0.6 million during the same period in 2024. As a percentage of revenues, gross profit was 46.5% for the three months ended March 31, 2025, as compared to 28.1% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the write-off of inventories related to the Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts during the three months ended March 31, 2024 and a discount on the sale of certain lasers to an international distributor during the three months ended March 31, 2024.

Engineering and Product Development
For the three months ended March 31, 2025, engineering and product development expenses were $0.1 million as compared to $0.2 million for the three months ended March 31, 2024. Engineering and product development costs were lower during the three-month period in 2025 primarily as a result of a decrease in salaries and outside services.

Selling and Marketing Expenses
For each of the three months ended March 31, 2025 and 2024, selling and marketing expenses were $3.0 million, with a decrease in employee related expenses offset by an increase in expenses related to our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.

General and Administrative Expenses
For the three months ended March 31, 2025, general and administrative expenses were $2.6 million as compared to $2.7 million for the three months ended March 31, 2024. General and administrative expenses were lower during the three-month period in 2025 primarily as a result of a decrease in salaries and compensation related expenses.

Interest Expense
For each of the three months ended March 31, 2025 and 2024, interest expense was $0.5 million, as there was no significant change in the principal balance or interest rate associated with our Senior Term Facility.

Non-GAAP Financial Measures
We have determined to supplement our condensed consolidated financial statements, prepared in accordance with U.S. GAAP, presented elsewhere within this Report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA, “Earnings Before Interest, Taxes, Depreciation, and Amortization.”

This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for Net Earnings (Loss) determined in accordance with U.S. GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. We consider these non-GAAP measures in addition to our results prepared under current accounting standards, but they are not a substitute for, nor superior to, U.S. GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to Net Earnings (Loss) determined in accordance with U.S. GAAP. Specifically, we believe the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods.

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Net loss	$(2,432)	$(3,368)

Adjustments:
Depreciation and amortization	1,220	1,249
Amortization of operating lease right-of-use assets	85	95
Loss on disposal of property and equipment	34	13
Interest expense, net	417	479
Non-GAAP EBITDA	(676)	(1,532)
Stock-based compensation expense	129	112
Inventory write-off	—	141
Non-GAAP adjusted EBITDA	$(547)	$(1,279)

Liquidity and Capital Resources
As of March 31, 2025, we had working capital of $0.7 million compared to working capital of $2.0 million as of December 31, 2024. The change in working capital was primarily the result of a decreases in cash and cash equivalents, offset by increases in inventories and accounts payable. Cash and cash equivalents and restricted cash were $7.8 million as of March 31, 2025, as compared to $8.6 million as of December 31, 2024.

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

In February 2024, the parties amended the credit facility to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the trailing 12-month period ended March 31, 2025, this amount was set at $30.5 million, increasing to $33.0 million as set forth in such amendment for the trailing 12-month periods thereafter. In March 2024, the credit facility was further amended (as amended to date, “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which is due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. Through March 31, 2025, we have incurred an aggregate of $0.2 million of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, we sold 665,136 shares of our common stock for gross proceeds of approximately $2.1 million. As of March 31, 2025, we may sell up to an additional $8.9 million shares of our common stock under this distribution agreement.

We cannot predict our revenues and expenses in the short term as a result of potential future pandemics, the ongoing Russia-Ukraine war, the Middle East conflict, changes in U.S. trade policies, supply chain disruptions, rising interest rates and related responses by our customers and our ultimate consumers as a result thereof. Based on our current business plan, we believe that our cash and cash equivalents, combined with the anticipated revenues from the sale or use of our products and operating expense management, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months following the date of the issuance of these interim condensed consolidated financial statements. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $0.8 million for the three months ended March 31, 2024. The decrease in cash used in operating activities is primarily the result of a decrease in the net loss of approximately $0.9 million, partially offset by an increase in cash used by changes in current balance sheet accounts in the ordinary course of business of approximately $0.6 million, primarily due to a decrease of $0.6 million from accounts receivable due to increased sales to international customers who take longer to pay.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $0.7 million for the three months ended March 31, 2024. The decrease is primarily the result of a greater emphasis on refurbishing units that have been recalled from underperforming accounts as part of our stated plan to realign devices, which has a lower cost than building new units.

There was no net cash from financing activities for the three months ended March 31, 2025, compared to net cash used by financing activities of $18.0 thousand for the three months ended March 31, 2024. The financing activity for the three months ended  March 31, 2024 was due to our payment of contingent consideration to Theravant.

Commitments and Contingencies
A description of our commitments and contingencies is discussed in Note 12, Commitments and Contingencies to the Notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Basis of presentation to the Notes to unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of March 31, 2025.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2025. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting that had not yet been remediated at March 31, 2025. As of December 31, 2024, management identified a material weakness in our internal controls over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists. In order to remediate this material weakness, we are improving our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing on the continued implementation of the remediation measures referenced above, there have been no changes in our internal control over financial reporting in our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1.	Legal Proceedings

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required. For the three months ended March 31, 2025, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A.	Risk Factors

In addition to the risk factor described below, a description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our 2024 Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on March 28, 2025.

Changes in the United States trade policy, including the impact of recently announced baseline tariffs, may have a material adverse effect on our business and results of operations.

In recent months, the U.S. government has signaled changes to its trade policy, including an intent to proceed with the imposition of tariffs on countries with which the U.S. trades, which could lead to corresponding punitive actions and retaliatory tariffs by such countries. For example, on April 2, 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional country-specific tariff on an incremental number of other countries. On April 9, 2025, the U.S. government announced a 90-day delay in the enforcement of the previously announced country-specific tariffs, however the 10% baseline tariff remains in place for all countries.

These tariff and fee announcements have been followed by announcements of specific exemptions and temporary pauses, as well as retaliatory tariffs and trade restrictions, resulting in additional uncertainty in our business. These actions may further boost U.S. inflation, resulting in an increase in the cost of manufacturing our products, reduced customer purchasing power, declining consumer confidence, increased price pressure, and reduced or cancelled orders and increased supply chain costs.

ITEM 5.	Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 25, 2025 (incorporated by reference to Exhibit 16.1 in our Form 8-K filed on April 25, 2025).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Accounting Officer
32.1*	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STRATA SKIN SCIENCES, INC.

Date	May 14, 2025	By:	/s/ Dolev Rafaeli
			Name:	Dolev Rafaeli
			Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date	May 14, 2025	By:	/s/ John Gillings
			Name:	John Gillings
			Title:	Chief Accounting Officer
(Principal Financial Officer)