Form 10-Q
period 2025-06-30
STRATA Skin Sciences, Inc.
filed 2025-08-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51481

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

The number of shares outstanding of our common stock as of August 7, 2025 was 4,171,161 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,966	$7,261
Restricted cash	—	1,334
Accounts receivable, net of allowance for credit losses of $604 and $433 at June 30, 2025 and December 31, 2024, respectively	4,022	5,253
Inventories	3,236	2,246
Prepaid expenses and other current assets	550	501
Total current assets	13,774	16,595
Property and equipment, net	8,604	10,061
Operating lease right-of-use assets	1,092	1,264
Intangible assets, net	4,363	5,348
Goodwill	2,658	2,658
Other assets	231	231
Total assets	$30,722	$36,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,945	$2,433
Accrued expenses and other current liabilities	7,401	8,593
Deferred revenues	2,372	2,241
Current portion of operating lease liabilities	303	328
Current portion of contingent consideration	983	1,030
Total current liabilities	14,004	14,625
Long-term debt, net	15,270	15,192
Deferred revenues and other liabilities	264	353
Operating lease liabilities, net of current portion	780	919
Contingent consideration, net of current portion	96	96
Total liabilities	30,414	31,185
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 4,171,161 shares issued and outstanding at both June 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	253,369	253,112
Accumulated deficit	(253,065)	(248,144)
Total stockholders’ equity	308	4,972
Total liabilities and stockholders’ equity	$30,722	$36,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$7,663	$8,435	$14,475	$15,189
Cost of revenues	3,357	3,458	6,392	7,016
Gross profit	4,306	4,977	8,083	8,173
Operating expenses:
Engineering and product development	86	199	182	440
Selling and marketing	3,533	3,054	6,656	6,188
General and administrative	2,911	2,210	5,484	4,920
Total operating expenses	6,530	5,463	12,322	11,548
Loss from operations	(2,224)	(486)	(4,239)	(3,375)
Other income (expense):
Interest expense	(491)	(531)	(977)	(1,055)
Interest income	226	54	295	99
Other income	—	864	—	864
Total other (expense) income	(265)	387	(682)	(92)
Net loss	$(2,489)	$(99)	$(4,921)	$(3,467)

Net loss per share of common stock, basic and diluted	$(0.60)	$(0.03)	$(1.18)	$(0.99)
Weighted average shares of common stock outstanding, basic and diluted	4,171,161	3,506,025	4,171,161	3,506,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	4,171,161	$4	$253,112	$(248,144)	$4,972
Stock-based compensation expense	—	—	129	—	129
Net loss	—	—	—	(2,432)	(2,432)
Balance at March 31, 2025	4,171,161	4	253,241	(250,576)	2,669
Stock-based compensation expense	—	—	128	—	128
Net loss	—	—	—	(2,489)	(2,489)
Balance at June 30, 2025	4,171,161	$4	$253,369	$(253,065)	$308

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,368)	(3,368)
Balance at March 31, 2024	3,506,025	4	250,854	(241,426)	9,432
Stock-based compensation expense	—	—	163	—	163
Net loss	—	—	—	(99)	(99)
Balance at June 30, 2024	3,506,025	$4	$251,017	$(241,525)	$9,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,921)	$(3,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,438	2,499
Amortization of operating lease right-of-use assets	172	174
Amortization of deferred financing costs and debt discount	78	70
Provision for credit losses	166	30
Stock-based compensation expense	257	275
Loss on disposal of property and equipment	63	19
Inventory write-off	—	141
Changes in operating assets and liabilities:
Accounts receivable	1,065	431
Inventories	(912)	6
Prepaid expenses and other assets	(49)	(119)
Accounts payable	465	(466)
Accrued expenses and other liabilities	(1,201)	290
Deferred revenues	52	74
Operating lease liabilities	(164)	(170)
Net cash used in operating activities	(2,491)	(213)
Cash flows from investing activities:
Purchase of property and equipment	(138)	(1,070)
Net cash used in investing activities	(138)	(1,070)
Cash flows from financing activities:
Payment of contingent consideration	—	(18)
Net cash used in financing activities	—	(18)
Net decrease in cash, cash equivalents and restricted cash	(2,629)	(1,301)
Cash, cash equivalents and restricted cash at beginning of period	8,595	8,118
Cash, cash equivalents and restricted cash at end of period	$5,966	$6,817

Cash and cash equivalents	$5,966	$5,483
Restricted cash	—	1,334
Total cash, cash equivalents and restricted cash	$5,966	$6,817

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$907	$990

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$977
Transfer of property and equipment to inventories	$78	$166
Accrued payment of contingent consideration	$47	$9

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of June 30, 2025, there were 844 XTRAC systems placed in dermatologists’ offices in the United States and 49 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

The TheraClear® Acne Therapy System (“TheraClear”) combines intense pulsed light with vacuum (suction) for the treatment of mild to moderate inflammatory acne (including acne vulgaris), comedonal acne and pustular acne.

The Company has signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India. The Company has renewed and/or amended several of these agreements as required to keep their terms current.

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

Impact of Tariffs
In 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. To the extent that trade tariffs and other restrictions imposed by the U.S. or other countries increase the price of, or limit the amount of, the Company’s products or components or materials used in its products imported into the U.S., or create adverse tax consequences, the revenues, costs, or gross profit of the Company’s products and services, primarily in the Dermatology Procedures Equipment segment, may be adversely affected and the demand from its customers may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending and may impact the Company’s results of operations.

Basis of presentation:

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned, inactive subsidiary in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), and other forms filed with the SEC from time to time.

Reclassifications
Certain prior period amounts, as well as amounts in the six months ended June 30, 2025 and the three and six months ended June 30, 2024, have been reclassified to conform to the current period presentation, including the presentation of foreign revenues within the Company’s business and geographical reporting segment disclosures and the classification of certain international service fees between cost of revenues and selling and marketing expenses. These reclassifications had no impact on the previously reported total foreign revenues or loss from operations by reporting segment in the condensed consolidated financial statements.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Restricted Cash
As discussed more fully in Note 13, Commitments and Contingencies, as the result of an adverse decision received by the Company in May 2022, the State of New York required the Company to post an appellate bond for $1.3 million in the form of cash collateral with respect to a sales tax determination by the State of New York Tax Appeals Tribunal (“Tribunal”). During the three months ended June 30, 2025, the State of New York executed on the appellate bond. There is no restricted cash as of June 30, 2025.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$290	$278	$315	$303
Additions	19	76	51	115
Expirations and claims satisfied	(29)	(61)	(86)	(125)
Total	280	293	280	293
Less current portion within accrued expenses and other current liabilities	(189)	(182)	(189)	(182)
Balance within deferred revenues and other liabilities	$91	$111	$91	$111

Employee Retention Credit
The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7.0 thousand of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $0.9 million of ERC as other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. No such activity existed for the three and six months ended June 30, 2025.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Stock options	727,726	530,350
Common stock warrants	80,000	80,000
Restricted stock units	2,265	851
	809,991	611,201

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements and footnote disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets by allowing the election of a practical expedient to assume that the current conditions as of the consolidated balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years. Early adoption is permitted. If adopted in an interim period, entities are required to apply the new guidance as of the beginning of the annual reporting period that includes such interim period. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 2
Liquidity:

The Company has historically experienced recurring losses, has been dependent on raising capital from the sale of securities in order to continue to operate and has been required to restrict cash for potential sales tax liabilities (see Note 13, Commitments and Contingencies). In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to an additional $8.9 million of its common stock in registered “at-the-market” offerings, subject to certain limitations. Management believes that the Company’s cash and cash equivalents, the anticipated revenues from the sale or use of its products and operating expense management will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements. However, market conditions, including the negative impact of potential future pandemics, the Russia-Ukraine War, the Middle East conflict and changes in U.S. trade policies, on the financial markets, supply chain disruptions, customer behavior, and rising interest rates, could interfere with the Company’s ability to access financing and on favorable terms.

Note 3
Revenue Recognition:

Revenues from the Company’s dermatology recurring procedures customers are earned by providing physicians with its laser products and charging the physicians a fee for a fixed number of treatment sessions or a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid. The placement of the laser products at physician locations represents embedded leases which are accounted for as operating leases. For the lasers placed-in service under these arrangements, the terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be effected at any time by either party with 30 to 60 day notice. Amounts paid are generally non-refundable. Sales of access codes for a fixed number of treatment sessions are considered variable treatment code payments and are recognized as revenue ratably over a 30 or 60 day period. Sales of access codes for a specified period of time are recognized as revenue on a straight-line basis as the lasers are being used over the term specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, the Company generally sells access codes for a fixed amount on a monthly basis to its distributors and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Prepaid amounts recorded in deferred revenue and customer deposits recorded in accounts payable are recognized as revenue over the lease term in the patterns described above. Pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of June 30, 2025 (in thousands):

Remaining 2025	$912
2026	1,698
2027	1,447
2028	913
2029	47
Total	$5,017

Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.4 million and the Company expects to recognize $0.2 million of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of June 30, 2025, the $0.2 million of short-term contract liabilities is presented as deferred revenues and the $0.2 million of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For each of the three months ended June 30, 2025 and 2024, the Company recognized 0.1 million, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023. For the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.2 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4
Inventories:

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and work-in-process	$3,173	$2,041
Finished goods	63	205
	$3,236	$2,246

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

Note 5
Property and Equipment, net:

Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Lasers placed-in-service	$33,990	$33,489
Equipment, computer hardware and software	300	300
Furniture and fixtures	240	240
Leasehold improvements	199	87
Lasers-in-process	1,268	2,093
	35,997	36,209
Less: accumulated depreciation and amortization	(27,393)	(26,148)
	$8,604	$10,061

The Company recorded depreciation and amortization expense of $0.7 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively. The Company recorded depreciation and amortization expense of $1.5 million during each of the six months ended June 30, 2025 and 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6
Intangible Assets, net:

Intangible assets consist of the following (in thousands):

June 30, 2025	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,700)	$—
Product technology	4,808	(4,043)	765
Customer relationships	6,900	(6,900)	—
Tradenames	1,500	(1,500)	—
Pharos customer lists	5,314	(1,716)	3,598
	$24,222	$(19,859)	$4,363

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value
Core technology	$5,700	$(5,415)	$285
Product technology	4,808	(3,984)	824
Customer relationships	6,900	(6,555)	345
Tradenames	1,500	(1,425)	75
Pharos customer lists	5,314	(1,495)	3,819
	$24,222	$(18,874)	$5,348

The Company recorded amortization expense of $0.6 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense of $1.0 million during each of the six months ended June 30, 2025 and 2024.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and six months ended June 30, 2025 or 2024.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Remaining 2025	$281
2026	$561
2027	$561
2028	$561
2029	$561

Note 7
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Warranty obligations	$189	$213
Compensation and related benefits	1,796	1,781
State sales, use and other taxes	5,144	6,371
Professional fees and other	272	228
	$7,401	$8,593

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

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of June 30, 2025 was 12.93%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated. The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 3.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 12 months and 24 months after February 20, 2024, (ii) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (iii) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made 36 months or more after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants. Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $31.0 million of net revenue (raised to $33.0 million by December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million) for the trailing 12-month period as of June 30, 2025, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. At June 30, 2025, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap’s and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At June 30, 2025, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

The Fourth Amendment was accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $0.6 million. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13.0 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.3 million as of June 30, 2025. The Company recognized interest expense of $0.5 million for each of the three months ended June 30, 2025 and 2024, of which $39.0 thousand was related to the amortization of the debt discount for each of the three months ended June 30, 2025 and 2024. The Company recognized interest expense of $1.0 million and $1.1 million, respectively, during the six months ended June 30, 2025 and 2024, of which $0.1 million was related to the amortization of the debt discount for each of the six months ended June 30, 2025 and 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Future minimum principal payments at June 30, 2025 are as follows (in thousands):

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(330)
Long-term debt, net	$15,270

Note 9
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 783,265 shares of common stock for future issuance. As of June 30, 2025, there were 14,826 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing*	$12	$13	$27	$(24)
General and administrative	116	150	230	299
	$128	$163	$257	$275

*Selling and marketing expense was negative during the six months ended June 30, 2024 due to the forfeiture of awards during the period.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Shares Under Option Plan	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	521,726	$8.16
Granted	238,000	2.55
Forfeited and expired	(32,000)	12.44
Outstanding at June 30, 2025	727,726	$6.14	8.4
Exercisable at June 30, 2025	227,638	$11.00	6.7
Vested and expected to vest at June 30, 2025	727,726	$6.14	8.4

As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $1.2 million, which the Company expects to recognize over a weighted average period of approximately 2.8 years. The options outstanding and exercisable at June 30, 2025 and 2024 had no intrinsic value.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the six months ended June 30, 2025, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Expected volatility	77.58%
Risk-free rate	4.26%
Expected term (in years)	6.50
Dividend rate	0.0%

Restricted Stock Units

Restricted stock units (“RSUs”) have historically been issued to certain board members. As of both June 30, 2025 and January 1, 2025, there were no unvested RSUs. No RSUs were granted, vested or forfeited during the six months ended June 30, 2025.

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

No income tax expense was incurred for the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company is currently evaluating the full effects of the Act and does not anticipate a material impact on its condensed consolidated financial statements. As the Act was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present results of operations from the Company’s business segments for the periods indicated below (in thousands, except gross profit %):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,119	$2,544	$7,663	$9,846	$4,629	$14,475
Cost of revenues	1,911	1,446	3,357	3,873	2,519	6,392
Gross profit	3,208	1,098	4,306	5,973	2,110	8,083
Gross profit %	62.7%	43.2%	56.2%	60.7%	45.6%	55.8%

Allocated expenses:
Engineering and product development	57	29	86	123	59	182
Selling and marketing	2,361	1,172	3,533	4,525	2,131	6,656
Unallocated expenses	—	—	2,911	—	—	5,484
Total allocated and unallocated expenses	2,418	1,201	6,530	4,648	2,190	12,322
Income (loss) from operations	790	(103)	(2,224)	1,325	(80)	(4,239)
Interest expense	—	—	(491)	—	—	(977)
Interest income	—	—	226	—	—	295
Net income (loss)	$790	$(103)	$(2,489)	$1,325	$(80)	$(4,921)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Revenues, net	$5,339	$3,096	$8,435	$10,035	$5,154	$15,189
Cost of revenues	1,827	1,631	3,458	3,945	3,071	7,016
Gross profit	3,512	1,465	4,977	6,090	2,083	8,173
Gross profit %	65.8%	47.3%	59.0%	60.7%	40.4%	53.8%

Allocated expenses:
Engineering and product development	145	54	199	341	99	440
Selling and marketing	2,602	452	3,054	5,432	756	6,188
Unallocated expenses	—	—	2,210	—	—	4,920
Total allocated and unallocated expenses	2,747	506	5,463	5,773	855	11,548
Income (loss) from operations	765	959	(486)	317	1,228	(3,375)
Interest expense	—	—	(531)	—	—	(1,055)
Interest income	—	—	54	—	—	99
Other income	—	—	864	—	—	864
Net income (loss)	$765	$959	$(99)	$317	$1,228	$(3,467)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents depreciation and amortization by reportable segment for the periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dermatology recurring procedures	$1,109	$1,080	$2,229	$2,194
Dermatology procedures equipment	108	166	208	298
Unallocated expenses	1	4	1	7
Total	$1,218	$1,250	$2,438	$2,499

The following tables present the Company’s revenue disaggregated by geographical region for the periods indicated below (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,663	$397	$5,060	$8,911	$546	$9,457
China	—	1,659	1,659	—	2,493	2,493
Middle East	—	307	307	—	1,018	1,018
Other foreign	456	181	637	935	572	1,507
Total	$5,119	$2,544	$7,663	$9,846	$4,629	$14,475

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total
Domestic	$4,923	$458	$5,381	$9,243	$598	$9,841
China	—	1,018	1,018	—	2,120	2,120
Middle East	—	284	284	—	714	714
Other foreign	416	1,336	1,752	792	1,722	2,514
Total	$5,339	$3,096	$8,435	$10,035	$5,154	$15,189

The following table presents total assets by reportable segment (in thousands):

	June 30, 2025	December 31, 2024
Dermatology recurring procedures	$17,803	$21,750
Dermatology procedures equipment	6,306	5,081
Other unallocated assets	6,613	9,326
Total	$30,722	$36,157

Long-lived assets of $1.2 million and $1.3 million were located in international markets, primarily Korea and Japan, as of June 30, 2025 and December 31, 2024, respectively, with the remainder located in domestic markets.

Note 12
Significant Customer Concentrations:

The Company had one customer, an international distributor from which the Company primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s net revenues for the three and six months ended June 30, 2025. Revenues from this customer were $1.7 million and $2.5 million, or 21.6% and 17.2% for the three and six months ended June 30, 2025, respectively. Accounts receivable associated with this customer were $0.3 million, or 7.1%, of net accounts receivable as of June 30, 2025. This customer had no accounts receivable at December 31, 2024. Accounts receivable associated with one other customer which accounted for 10% or more of the Company’s net accounts receivable as of June 30, 2025 and December 31, 2024 was $0.5 million, or 11.5%, and $0.5 million, or 8.7%, of net accounts receivable, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company had two customers, international distributors from which the Company primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s net revenues for the three and six months ended June 30, 2024. Revenues from these customers were $2.3 million, or 27.0%, and $3.7 million, or 24.6%, for the three and six months ended June 30, 2024, respectively.

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

In March 2024, the Company terminated the existing lease for its California facility and concurrently executed a new lease that effectively extended the term of the lease for five years, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $1.0 million during the six months ended June 30, 2024. There were no lease modifications during the six months ended June 30, 2025.

Operating lease costs were $0.1 million during each of the three months ended June 30, 2025 and 2024. Operating lease costs were $0.2 million during each of the six months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million during each of the three months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million during each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, the weighted average incremental borrowing rate was 12.41% and the weighted average remaining lease term was 3.8 years.

The following table summarizes the Company’s operating lease maturities as of June 30, 2025 (in thousands):

Remaining 2025	$228
2026	334
2027	290
2028	301
2029	232
Total remaining lease payments	1,385
Less: imputed interest	(302)
Total lease liabilities	$1,083

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company has outstanding assessments from the states of New York and California aggregating to $4.9 million including penalties and interest. The audits cover the period from August 2017 through February 2025.

In January 2021, the Company received notification that an administrative state judge in New York issued an opinion finding in favor of the Company that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, the Company received a written decision from the Tribunal overturning the favorable sales tax determination of the administrative law judge. The Company appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral in the amount of $1.3 million. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and, during the three months ended June 30, 2025, New York executed on the appellate bond the Company posted for $1.3 million. As of June 30, 2025, the Company has a remaining accrual of $0.6 million including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $1.9 million of assessments in the State of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The State of California has made aggregate assessments of $2.4 million including penalties and interest. The audits cover the period from June 2018 through June 2022. The Company is in the administrative process of appeal in this jurisdiction as well.

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

Contingent Consideration

In connection with the Company’s acquisition of certain assets related to the TheraClear devices in 2022, Theravant Corporation (“Theravant”) is eligible to receive from the Company up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. The Company has notified Theravant that it believes the earnout payments are not due and will not be due in the future. Theravant has disputed the Company’s position, and the matter is under discussion among the signatories to the purchase agreement. As such, no amount has been paid to Theravant for earnout payments. Through June 30, 2025, the Company has incurred an aggregate of $0.2 million of royalty and gross profit payments based on gross profit from domestic and international sales.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the FDA in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of June 30, 2025, there were 844 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 864 as of December 31, 2024. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Impact of Tariffs

In 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. To the extent that trade tariffs and other restrictions imposed by the U.S. or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the U.S., or create adverse tax consequences, the revenues, costs, or gross profit of our products and services, primarily in the Dermatology Procedures Equipment segment, may be adversely affected and the demand from our customers may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending and may impact our results of operations.

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

We define our critical accounting estimates as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. Critical accounting estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates,” as well as in our consolidated financial statements and the footnotes thereto, included in the 2024 Form 10-K, and include revenue recognition, contingent consideration, goodwill and intangible impairments, and sales and use taxes. There have been no changes to our critical accounting policies in the three months ended June 30, 2025.

Results of Operations

Revenues
The following table presents revenues from our two business segments for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dermatology recurring procedures	$5,119	$5,339	$9,846	$10,035
Dermatology procedures equipment	2,544	3,096	4,629	5,154
Total revenues	$7,663	$8,435	$14,475	$15,189

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended June 30, 2025 was $5.1 million, which we estimate is approximately 65,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended June 30, 2024 of $5.3 million, which we estimate is approximately 67,000 XTRAC treatments with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the six months ended June 30, 2025 was $9.8 million, which we estimate is approximately 119,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the six months ended June 30, 2024 of $10.0 million, which we estimate is approximately 132,000 XTRAC treatments with prices between $65 and $95 per treatment. Subsequent to the launch of the TheraClear Acne Therapy System, there were 161 and 117 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of June 30, 2025 and 2024, respectively.

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

Revenues from dermatology recurring procedures are recognized ratably over a 30 or 60 day period, as the treatments are being used. As of June 30, 2025 and 2024, we deferred domestic net revenues of $1.7 million and $1.9 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Lower deferred revenue from the fourth quarter of 2024 negatively impacted the first quarter of 2025 as compared to the first quarter of 2024, when higher deferred revenue from the fourth quarter of 2023 positively impacted that period.

Dermatology Procedures Equipment
For the three and six months ended June 30, 2025, dermatology procedures equipment revenues were $2.5 million and $4.6 million. Internationally, we sold 13 systems (13 XTRAC and nil VTRAC) and 31 systems (28 XTRAC and three VTRAC), respectively, during the three and six months ended June 30, 2025. Domestically, there were three XTRAC systems sold during the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2024, dermatology procedures equipment revenues were $3.1 million and $5.2 million, respectively. Internationally, we sold 24 systems (23 XTRAC and one VTRAC) and 40 systems (36 XTRAC and four VTRAC), respectively, during the three and six months ended June 30, 2024. Domestically, there were four and five XTRAC systems sold, respectively, during the three and six months ended June 30, 2024. In addition to equipment sales, we recognized approximately $25.0 thousand and $0.1 million of previously deferred service revenue associated with assumed service contracts from Ra Medical during the three and six months ended June 30, 2024, respectively.

Cost of Revenues
The following table presents cost of revenues from our two business segments for the periods listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dermatology recurring procedures	$1,911	$1,827	$3,873	$3,945
Dermatology procedures equipment	1,446	1,631	2,519	3,071
Total cost of revenues	$3,357	$3,458	$6,392	$7,016

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues, net	$7,663	$8,435	$14,475	$15,189
Cost of revenues	3,357	3,458	6,392	7,016
Gross profit	$4,306	$4,977	$8,083	$8,173
Gross profit percentage	56.2%	59.0%	55.8%	53.8%

During the second quarter of 2025, we reclassified $40.0 thousand and $0.1 million for the three and six months ended June 30, 2024, respectively, of outsourced international service fees from cost of revenues to selling and marketing expense to conform with the current period presentation, which more accurately reflects the nature of these costs.

Gross profit decreased to $4.3 million for the three months ended June 30, 2025 from $5.0 million during the same period in 2024. As a percentage of revenues, gross profit was 56.2% for the three months ended June 30, 2025, as compared to 59.0% for the same period in 2024. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of increases in manufacturing overhead, driven by cost increases in materials and parts used in operations, outsourced service fees related to our owned international lasers, the impact of tariffs which resulted in lower revenues but increased fixed costs, as well as less deferred revenue recognized in the three months ended June 30, 2025 from the first quarter of 2025, compared to higher deferred revenue from the first quarter of 2024 recognized in the three months ended June 30, 2024.

Gross profit decreased to $8.1 million for the six months ended June 30, 2025 from $8.2 million during the same period in 2024. As a percentage of revenues, gross profit was 55.8% for the six months ended June 30, 2025, as compared to 53.8% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the write-off of inventories in 2024 related to the Pharos laser system products that were no longer needed for warranty purposes due to the expiration of the related warranty service contracts during the three months ended March 31, 2024, partially offset by an increase in manufacturing overhead and outsourced service fees and the impact of tariffs as discussed above.

Dermatology Recurring Procedures

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues, net	$5,119	$5,339	$9,846	$10,035
Cost of revenues	1,911	1,827	3,873	3,945
Gross profit	$3,208	$3,512	$5,973	$6,090
Gross profit percentage	62.7%	65.8%	60.7%	60.7%

Gross profit for dermatology recurring procedures decreased to $3.2 million for the three months ended June 30, 2025 from $3.5 million during the same period in 2024. As a percentage of revenues, gross profit was 62.7% for the three months ended June 30, 2025, as compared to 65.8% for the same period in 2024. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of increases in manufacturing overhead, driven by cost increases in materials and parts used in operations, and outsourced service fees related to our owned international lasers, as well as less deferred revenue recognized in the three months ended June 30, 2025 from the first quarter of 2025, compared to higher deferred revenue from the first quarter of 2024 recognized in the three months ended June 30, 2024.

Gross profit for dermatology recurring procedures decreased to $6.0 million for the six months ended June 30, 2025 from $6.1 million during the same period in 2024. As a percentage of revenues, gross profit was consistent at 60.7% for the six months ended June 30, 2025 and 2024.

Dermatology Procedures Equipment

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues, net	$2,544	$3,096	$4,629	$5,154
Cost of revenues	1,446	1,631	2,519	3,071
Gross profit	$1,098	$1,465	$2,110	$2,083
Gross profit percentage	43.2%	47.3%	45.6%	40.4%

Gross profit for dermatology procedures equipment decreased to $1.1 million for the three months ended June 30, 2025 from $1.5 million during the same period in 2024. As a percentage of revenues, gross profit was 43.2% for the three months ended June 30, 2025, as compared to 47.3% for the same period in 2024. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of increases in manufacturing overhead, driven by cost increases in materials and parts used in operations, outsourced service fees related to our owned international lasers, and the impact of tariffs which resulted in lower revenues but increased fixed costs.

Gross profit for dermatology procedures equipment remained consistent at $2.1 million for the six months ended June 30, 2025 and 2024. As a percentage of revenues, gross profit was 45.6% for the six months ended June 30, 2025, as compared to 40.4% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the write-off of inventories related to the Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts during the six months ended June 30, 2024 and a discount on the sale of certain lasers to an international distributor during the six months ended June 30, 2024, partially offset by an increase in manufacturing overhead and service fees and the impact of tariffs as discussed above.

Engineering and Product Development
For the three months ended June 30, 2025, engineering and product development expenses were $0.1 million as compared to $0.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, engineering and product development expenses were $0.2 million as compared to $0.4 million for the six months ended June 30, 2024. Engineering and product development costs were lower during the three- and six-month periods in 2025 primarily as a result of decreases in salaries and outside services.

Selling and Marketing Expenses
For the three months ended June 30, 2025, selling and marketing expenses were $3.5 million as compared to $3.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, selling and marketing expenses were $6.7 million as compared to $6.2 million for the six months ended June 30, 2024. Selling and marketing expenses were higher during the three- and six-month periods in 2025 primarily as a result of increases in (i) certain employee related expenses, (ii) expenses related to our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners, and (iii) trade shows and advertising expenses.

General and Administrative Expenses
For the three months ended June 30, 2025, general and administrative expenses were $2.9 million as compared to $2.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, general and administrative expenses were $5.5 million as compared to $4.9 million for the six months ended June 30, 2024. The change in general and administrative expenses was primarily as a result of increases in (i) accounting and legal expenses and (ii) certain employee related expenses, partially offset by (iii) a reduction in our product liability insurance expense.

Interest Expense
Interest expense was $0.5 million for each of the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, interest expense was $1.0 million as compared to $1.1 million for the six months ended June 30, 2024, as there was no significant change in the principal balance or interest rate associated with our Senior Term Facility.

Other Income
During the three and six months ended June 30, 2024 we received $0.9 million from the Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the three and six months ended June 30, 2025.

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,489)	$(99)	$(4,921)	$(3,467)

Adjustments:
Depreciation and amortization	1,218	1,250	2,438	2,499
Amortization of operating lease right-of-use assets	87	79	172	174
Loss on disposal of property and equipment	29	6	63	19
Interest expense, net	265	477	682	956
Non-GAAP EBITDA	(890)	1,713	(1,566)	181
Employee retention credit	—	(864)	—	(864)
Stock-based compensation expense	128	163	257	275
Inventory write-off	—	—	—	141
Non-GAAP adjusted EBITDA	$(762)	$1,012	$(1,309)	$(267)

Liquidity and Capital Resources
As of June 30, 2025, we had negative working capital of $0.2 million compared to working capital of $2.0 million as of December 31, 2024. The change in working capital was primarily the result of decreases in cash and cash equivalents and accounts receivable due to lower revenues, partially offset by increases in inventories and accounts payable. Cash and cash equivalents and restricted cash were $6.0 million as of June 30, 2025, as compared to $8.6 million as of December 31, 2024.

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

In February 2024, the parties amended the credit facility to, among other things, revise the applicable minimum net revenue threshold financial covenant. For the trailing 12-month period ended June 30, 2025, this amount was set at $31.0 million, increasing to $33.0 million as set forth in such amendment for the trailing 12-month periods thereafter. In March 2024, the credit facility was further amended (as amended to date, “Senior Term Facility”) to clarify certain provisions related to the maintenance of cash collateral accounts.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant is eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. The Company has notified Theravant that it believes the earnout payments are not due and will not be due in the future. Theravant has disputed the Company’s position, and the matter is under discussion among the signatories to the purchase agreement. As such, no amount has been paid to Theravant for earnout payments. Through June 30, 2025, we have incurred an aggregate of $0.2 million of royalty and gross profit payments based on gross profit from domestic and international sales.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, we sold 665,136 shares of our common stock for gross proceeds of approximately $2.1 million. As of June 30, 2025, we may sell up to an additional $8.9 million shares of our common stock under this distribution agreement, subject to certain limitations.

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

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $0.2 million for the six months ended June 30, 2024. The increase in cash used in operating activities is primarily the result of increases in (i) net loss of approximately $1.5 million and (ii) cash used by changes in current balance sheet accounts in the ordinary course of business of approximately $0.8 million, primarily due to (a) a decrease of $1.5 million from accrued expenses and other currently liabilities due to (1) the payment of sales and use taxes related to the adverse Appellate Division ruling with respect to the applicability of sales and use taxes to our sales of XTRAC treatment codes and (2) a change in accrued compensation and benefits, partially offset by (b) an increase of $0.6 million in collections of accounts receivable.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $1.1 million for the six months ended June 30, 2024. The decrease is primarily the result of a greater emphasis on refurbishing units that have been recalled from underperforming accounts as part of our stated plan to realign devices, which has a lower cost than building new units.

There was no net cash from financing activities for the six months ended June 30, 2025, compared to net cash used in financing activities of $18.0 thousand for the six months ended June 30, 2024. The financing activity for the six months ended June 30, 2024 was due to our payment of contingent consideration to Theravant.

Commitments and Contingencies
A description of our commitments and contingencies is discussed in Note 13, Commitments and Contingencies to the Notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Basis of presentation to the Notes to unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of June 30, 2025.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2025. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting that had not yet been remediated at June 30, 2025. As of December 31, 2024, management identified a material weakness in our internal control over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists. In order to remediate this material weakness, we are improving our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures.

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

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required. For the three months ended June 30, 2025, there have been no reportable legal proceedings or material developments to previously reported legal proceedings, except as noted below.

As the result of an adverse decision we received in May 2022, the State of New York required us to post an appellate bond for $1.3 million in the form of cash collateral with respect to a sales tax determination by the State of New York Tax Appeals Tribunal. During the three months ended June 30, 2025, the State of New York executed on the appellate bond.

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

In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries. Multiple nations, including China, responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates and the potential for punitive actions and retaliatory tariffs by such countries, poses a significant risk to our business operations and may materially increase our costs and reduce profits. The tariffs may also lead to higher pricing, potentially reducing demand and impacting sales. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, however, there can be no assurance that any such strategies will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

ITEM 5.	Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

STRATA SKIN SCIENCES, INC.

Date	August 13, 2025	By:	/s/ Dolev Rafaeli
			Name:	Dolev Rafaeli
			Title:	President & Chief Executive Officer (Principal Executive Officer)

Date	August 13, 2025	By:	/s/ John Gillings
			Name:	John Gillings
			Title:	Chief Accounting Officer (Principal Financial Officer)