Form 10-Q
period 2025-09-30
STRATA Skin Sciences, Inc.
filed 2025-11-14
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of our common stock as of November 10, 2025 was 5,888,199 shares.

STRATA SKIN SCIENCES, INC.

PART I - Financial Information

ITEM 1.	Financial Statements

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,076	$7,261
Restricted cash	—	1,334
Accounts receivable, net of allowance for credit losses of $538 and $433 at September 30, 2025 and December 31, 2024, respectively	3,504	5,253
Inventories	3,058	2,246
Prepaid expenses and other current assets	634	501
Total current assets	14,272	16,595
Property and equipment, net	9,557	10,061
Operating lease right-of-use assets	1,005	1,264
Intangible assets, net	4,223	5,348
Goodwill	1,429	1,429
Other assets	231	231
Total assets	$30,717	$34,928

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,875	$—
Accounts payable	2,955	2,433
Accrued expenses and other current liabilities	6,210	7,364
Deferred revenues	2,551	2,241
Current portion of operating lease liabilities	266	328
Current portion of contingent consideration	1,176	1,030
Total current liabilities	15,033	13,396
Long-term debt, net	13,435	15,192
Deferred revenues and other liabilities	199	353
Operating lease liabilities, net of current portion	736	919
Contingent consideration, net of current portion	—	96
Total liabilities	29,403	29,956
Commitments and contingencies (Note 15)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 5,268,708 and 4,171,161 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	5	4
Additional paid-in capital	255,772	253,112
Accumulated deficit	(254,463)	(248,144)
Total stockholders’ equity	1,314	4,972
Total liabilities and stockholders’ equity	$30,717	$34,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net	$6,929	$8,797	$21,404	$23,986
Cost of revenues	2,745	3,511	9,137	10,527
Gross profit	4,184	5,286	12,267	13,459
Operating expenses:
Engineering and product development	172	243	354	683
Selling and marketing	3,201	3,027	9,857	9,215
General and administrative	2,668	3,621	7,928	8,531
Settlement gains	(684)	—	(684)	—
Total operating expenses	5,357	6,891	17,455	18,429
Loss from operations	(1,173)	(1,605)	(5,188)	(4,970)
Other income (expense):
Interest expense	(498)	(537)	(1,475)	(1,592)
Interest income	49	68	344	167
Other income	—	—	—	864
Total other expense	(449)	(469)	(1,131)	(561)
Net loss	$(1,622)	$(2,074)	$(6,319)	$(5,531)

Net loss per share of common stock, basic and diluted	$(0.36)	$(0.51)	$(1.48)	$(1.50)
Weighted average shares of common stock outstanding, basic and diluted	4,481,337	4,038,988	4,275,689	3,684,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	4,171,161	$4	$253,112	$(248,144)	$4,972
Stock-based compensation expense	—	—	129	—	129
Net loss	—	—	—	(2,122)	(2,122)
Balance at March 31, 2025	4,171,161	4	253,241	(250,266)	2,979
Stock-based compensation expense	—	—	128	—	128
Net loss	—	—	—	(2,575)	(2,575)
Balance at June 30, 2025	4,171,161	4	253,369	(252,841)	532
Stock-based compensation expense	—	—	212	—	212
Sale of common stock, net of offering costs	1,097,547	1	2,191	—	2,192
Net loss	—	—	—	(1,622)	(1,622)
Balance at September 30, 2025	5,268,708	$5	$255,772	$(254,463)	$1,314

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(3,366)	(3,366)
Balance at March 31, 2024	3,506,025	4	250,854	(241,424)	9,434
Stock-based compensation expense	—	—	163	—	163
Net loss	—	—	—	(91)	(91)
Balance at June 30, 2024	3,506,025	4	251,017	(241,515)	9,506
Stock-based compensation expense	—	—	26	—	26
Sale of common stock, net of offering costs	665,136	—	1,943	—	1,943
Net loss	—	—	—	(2,074)	(2,074)
Balance at September 30, 2024	4,171,161	$4	$252,986	$(243,589)	$9,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(6,319)	$(5,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,302	3,738
Amortization of operating lease right-of-use assets	259	255
Amortization of deferred financing costs and debt discount	118	109
Change in allowance for credit losses	116	(40)
Stock-based compensation expense	469	301
Loss on disposal of property and equipment	83	38
Settlement gains	(684)	—
Inventory write-off	—	141
Changes in operating assets and liabilities:
Accounts receivable	1,633	37
Inventories	(630)	14
Prepaid expenses and other assets	(133)	15
Accounts payable	474	(1,638)
Accrued expenses and other liabilities	(1,200)	2,118
Deferred revenues	202	170
Operating lease liabilities	(245)	(242)
Net cash used in operating activities	(2,555)	(515)
Cash flows from investing activities:
Purchase of property and equipment	(1,156)	(1,132)
Net cash used in investing activities	(1,156)	(1,132)
Cash flows from financing activities:
Payment of contingent consideration	—	(18)
Sale of common stock, net of offering costs	2,192	1,943
Net cash provided by financing activities	2,192	1,925
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,519)	278
Cash, cash equivalents and restricted cash at beginning of period	8,595	8,118
Cash, cash equivalents and restricted cash at end of period	$7,076	$8,396

Cash and cash equivalents	$7,076	$7,062
Restricted cash	—	1,334
Total cash, cash equivalents and restricted cash	$7,076	$8,396

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,366	$1,490

Supplemental schedule of non-cash operating, investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$977
Transfer of property and equipment to inventories	$182	$226
Accrued payment of contingent consideration	$—	$44
Property and equipment included in accounts payable	$98	$—
Accrued exit fee recorded as debt discount	$—	$150

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

The XTRAC is an ultraviolet light excimer laser system utilized to treat psoriasis, vitiligo and other skin diseases. The XTRAC excimer laser system received clearance from the United States Food and Drug Administration (the “FDA”) in 2000. As of September 30, 2025, there were 838 XTRAC systems placed in dermatologists’ offices in the United States and 51 systems internationally under the Company’s recurring revenue business model. The XTRAC systems deployed under the recurring revenue model generate revenue on a per procedure basis or include a fixed payment over an agreed upon period with a capped number of treatments which, if exceeded, would incur additional fees. The per-procedure charge is inclusive of the use of the system and the services provided by the Company to the customer, which includes system maintenance and other services. The VTRAC Excimer Lamp system, offered in addition to the XTRAC system internationally, provides targeted therapeutic efficacy demonstrated by excimer technology with a lamp system.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), and other forms filed with the SEC from time to time.

Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the Company’s 2024 Form 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

The fair values of cash and cash equivalents and restricted cash are based on their respective demand values, which are equal to the carrying values. The carrying values of all short-term monetary assets and liabilities are estimated to approximate their fair values due to the short-term nature of these instruments. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s long-term debt approximated its fair value due to its variable interest rate.

Restricted Cash
As discussed more fully in Note 15, Commitments and Contingencies, as the result of an adverse decision received by the Company in May 2022, the State of New York required the Company to post an appellate bond for $1.3 million in the form of cash collateral with respect to a sales tax determination by the State of New York Tax Appeals Tribunal (“Tribunal”). During the nine months ended September 30, 2025, the State of New York executed on the appellate bond. There is no restricted cash as of September 30, 2025.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold.

The activity in the warranty accrual is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance, beginning of period	$280	$293	$315	$303
Additions	12	72	63	187
Expirations and claims satisfied	(79)	(119)	(165)	(244)
Total	213	246	213	246
Less current portion within accrued expenses and other current liabilities	(158)	(165)	(158)	(165)
Balance within deferred revenues and other liabilities	$55	$81	$55	$81

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Retention Credit
The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7.0 thousand of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $0.9 million of ERC as other income in the condensed consolidated statement of operations for the nine months ended September 30, 2024. No such activity existed for three months ended September 30, 2024 or for three and nine months ended September 30, 2025.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024

Stock options	725,976	501,726
Common stock warrants	80,000	80,000
Restricted stock units	2,265	2,265
	808,241	583,991

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

Note 2
Liquidity:

The Company has historically experienced recurring losses and negative working capital and has been dependent on raising capital from the sale of securities in order to continue to operate, which raises substantial doubt regarding the Company’s ability to continue as a going concern. In October 2021, the Company entered into an equity distribution agreement with an investment bank under which the Company may sell up to an additional $5.1 million of its common stock in registered “at-the-market” offerings, subject to certain limitations. Additionally, the Company’s lender has paused the minimum net revenue covenant for quarterly periods through September 30, 2026 (see Note 16, Subsequent Events). Based on our current business plan, management believes that the Company’s cash and cash equivalents of $7.1 million, net proceeds of $1.4 million raised under the equity distribution agreement in October 2025, the anticipated revenues from the sale or use of its products and operating expense management will be sufficient to satisfy the Company’s working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next 12 months following the date of the issuance of these condensed consolidated financial statements, alleviating the factors that raised substantial doubt regarding the Company’s ability to continue as a going concern.
Note 3
Revision of Previously Issued Consolidated Financial Statements:

Revisions
During the third quarter of 2025, the Company identified an error in its methodology for accruing sales tax liabilities that had resulted in a cumulative overstatement of accrued expenses and sales tax expense. The overstatement of accrued expenses resulted in an understatement of the carrying value of the dermatology recurring procedures reporting unit. During the years ended December 31, 2023 and 2024, the Company recorded impairment charges for the excess of the carrying value of the dermatology recurring procedures reporting unit over its fair value. The understatement of the carrying value for this reporting unit, as a result of the overstatement of accrued expenses and sales tax expense, has resulted in an additional goodwill impairment charge for the years ended December 31, 2023 and 2024. The error had no net impact on accumulated deficit as of January 1, 2024, but impacted subsequent quarterly and annual reporting periods through June 30, 2025. We assessed the materiality of the error on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108, as codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, in consideration of both quantitative and qualitative factors, we concluded that the error is not material to any previously presented interim or annual financial statements. We revised our financial statements for the periods impacted.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the effects of the adjustment on affected items within the Company’s previously reported consolidated balance sheets for all impacted periods (in thousands):

	March 31, 2024
	As Previously Reported	Adjustment	As Revised

Goodwill	$6,519	$(822)	$5,697
Total assets	$40,048	$(822)	$39,226
Accrued expenses and other current liabilities	$6,269	$(824)	$5,445
Total current liabilities	$12,588	$(824)	$11,764
Total liabilities	$30,616	$(824)	$29,792
Accumulated deficit	$(241,426)	$2	$(241,424)
Total stockholders’ equity	$9,432	$2	$9,434
Total liabilities and stockholders’ equity	$40,048	$(822)	$39,226

	June 30, 2024
	As Previously Reported	Adjustment	As Revised

Goodwill	$6,519	$(822)	$5,697
Total assets	$39,581	$(822)	$38,759
Accrued expenses and other current liabilities	$6,608	$(832)	$5,776
Total current liabilities	$12,133	$(832)	$11,301
Total liabilities	$30,085	$(832)	$29,253
Accumulated deficit	$(241,525)	$10	$(241,515)
Total stockholders’ equity	$9,496	$10	$9,506
Total liabilities and stockholders’ equity	$39,581	$(822)	$38,759

	September 30, 2024
	As Previously Reported	Adjustment	As Revised

Goodwill	$6,519	$(822)	$5,697
Total assets	$40,205	$(822)	$39,383
Accrued expenses and other current liabilities	$8,524	$(881)	$7,643
Total current liabilities	$14,046	$(881)	$13,165
Total liabilities	$30,862	$(881)	$29,981
Accumulated deficit	$(243,647)	$58	$(243,589)
Total stockholders’ equity	$9,343	$58	$9,401
Total liabilities and stockholders’ equity	$40,205	$(822)	$39,383

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
	December 31, 2024
	As Previously Reported	Adjustment	As Revised

Goodwill	$2,658	$(1,229)	$1,429
Total assets	$36,157	$(1,229)	$34,928
Accrued expenses and other current liabilities	$8,593	$(1,229)	$7,364
Total current liabilities	$14,625	$(1,229)	$13,396
Total liabilities	$31,185	$(1,229)	$29,956
Total liabilities and stockholders’ equity	$36,157	$(1,229)	$34,928

	March 31, 2025
	As Previously Reported	Adjustment	As Revised

Goodwill	$2,658	$(1,229)	$1,429
Total assets	$34,262	$(1,229)	$33,033
Accrued expenses and other current liabilities	$8,779	$(1,539)	$7,240
Total current liabilities	$15,139	$(1,539)	$13,600
Total liabilities	$31,593	$(1,539)	$30,054
Accumulated deficit	$(250,576)	$310	$(250,266)
Total stockholders’ equity	$2,669	$310	$2,979
Total liabilities and stockholders’ equity	$34,262	$(1,229)	$33,033

	June 30, 2025
	As Previously Reported	Adjustment	As Revised

Goodwill	$2,658	$(1,229)	$1,429
Total assets	$30,722	$(1,229)	$29,493
Accrued expenses and other current liabilities	$7,401	$(1,453)	$5,948
Total current liabilities	$14,004	$(1,453)	$12,551
Total liabilities	$30,414	$(1,453)	$28,961
Accumulated deficit	$(253,065)	$224	$(252,841)
Total stockholders’ equity	$308	$224	$532
Total liabilities and stockholders’ equity	$30,722	$(1,229)	$29,493

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the effects of the adjustment on affected items within the Company’s previously reported consolidated statements of operations for all impacted periods (in thousands, except per share data):

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$2,710	$(2)	$2,708
Total operating expenses	$6,085	$(2)	$6,083
Loss from operations	$(2,889)	$2	$(2,887)
Net loss	$(3,368)	$2	$(3,366)
Net loss per share of common stock, basic and diluted	$(0.10)	$—	$(0.10)

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$2,210	$(8)	$2,202
Total operating expenses	$5,463	$(8)	$5,455
Loss from operations	$(486)	$8	$(478)
Net loss	$(99)	$8	$(91)
Net loss per share of common stock, basic and diluted	$(0.03)	$—	$(0.03)

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$4,920	$(10)	$4,910
Total operating expenses	$11,548	$(10)	$11,538
Loss from operations	$(3,375)	$10	$(3,365)
Net loss	$(3,467)	$10	$(3,457)
Net loss per share of common stock, basic and diluted	$(0.99)	$—	$(0.99)

	Three Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$3,669	$(48)	$3,621
Total operating expenses	$6,939	$(48)	$6,891
Loss from operations	$(1,653)	$48	$(1,605)
Net loss	$(2,122)	$48	$(2,074)
Net loss per share of common stock, basic and diluted	$(0.53)	$0.02	$(0.51)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$8,589	$(58)	$8,531
Total operating expenses	$18,487	$(58)	$18,429
Loss from operations	$(5,028)	$58	$(4,970)
Net loss	$(5,589)	$58	$(5,531)
Net loss per share of common stock, basic and diluted	$(1.52)	$0.02	$(1.50)

	Year Ended December 31, 2024
	As Previously Reported	Adjustment	As Revised

General and administrative	$11,303	$(407)	$10,896
Impairment of goodwill	$3,861	$407	$4,268

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Revised

General and administrative	$2,573	$(310)	$2,263
Total operating expenses	$5,792	$(310)	$5,482
Loss from operations	$(2,015)	$310	$(1,705)
Net loss	$(2,432)	$310	$(2,122)
Net loss per share of common stock, basic and diluted	$(0.58)	$0.07	$(0.51)

	Three Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised

General and administrative	$2,911	$86	$2,997
Total operating expenses	$6,530	$86	$6,616
Loss from operations	$(2,224)	$(86)	$(2,310)
Net loss	$(2,489)	$(86)	$(2,575)
Net loss per share of common stock, basic and diluted	$(0.60)	$(0.02)	$(0.62)

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustment	As Revised

General and administrative	$5,484	$(224)	$5,260
Total operating expenses	$12,322	$(224)	$12,098
Loss from operations	$(4,239)	$224	$(4,015)
Net loss	$(4,921)	$224	$(4,697)
Net loss per share of common stock, basic and diluted	$(1.18)	$0.05	$(1.13)

The adjustment had no net effect on the Company’s previously reported cash flows from operating activities, and it had no effect on the previously reported cash flows from investing and financing activities.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including the presentation of foreign revenues within the Company’s business and geographical reporting segment disclosures and the classification of certain international service fees between cost of revenues and selling and marketing expenses. These reclassifications had no impact on the previously reported total foreign revenues or loss from operations by reporting segment in the condensed consolidated financial statements. The amounts for total operating expenses “As Previously Reported” above include the impact of the international service fees reclassification.

Note 4
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

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of September 30, 2025 (in thousands):

Remaining 2025	$466
2026	1,782
2027	1,534
2028	1,000
2029	103
Total	$4,885

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Remaining performance obligations related to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.4 million and the Company expects to recognize $0.3 million of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of September 30, 2025, the $0.3 million of short-term contract liabilities is presented as deferred revenues and the $0.1 million of long-term contract liabilities is presented within deferred revenues and other liabilities on the condensed consolidated balance sheet. For each of the three months ended September 30, 2025 and 2024, the Company recognized 0.1 million, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023. For each of the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Note 5
Inventories:

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials and work-in-process	$2,887	$2,041
Finished goods	171	205
	$3,058	$2,246

Work-in-process inventories are immaterial, given the Company’s typically short manufacturing cycle, and are included with raw materials inventories.

Due to the expiration of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $0.1 million of inventories that were no longer needed for warranty purposes during the nine months ended September 30, 2024, which is included in cost of revenues in the condensed consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 6
Property and Equipment, net:

Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Lasers placed-in-service	$34,533	$33,489
Equipment, computer hardware and software	300	300
Furniture and fixtures	240	240
Leasehold improvements	93	87
Lasers-in-process	2,383	2,093
	37,549	36,209
Less: accumulated depreciation and amortization	(27,992)	(26,148)
	$9,557	$10,061

During September 2025, the Company entered into a settlement and mutual release agreement with a supplier to resolve outstanding obligations related to the manufacture of property and equipment. Under the terms of the settlement, the Company will pay $0.1 million for approximately $0.8 million of property and equipment, and both parties are released from any and all claims, asserted or unasserted, arising from the related purchase order and service agreement. The transaction resulted in the recognition of a gain of $0.7 million, which is reflected within settlement gains in the accompanying condensed consolidated statements of operations.

The Company recorded depreciation and amortization expense of $0.7 million during each of the three months ended September 30, 2025 and 2024. The Company recorded depreciation and amortization expense of $2.2 million and $2.3 million during the nine months ended September 30, 2025 and 2024, respectively.

Note 7
Intangible Assets, net:

Intangible assets consist of the following (in thousands):

September 30, 2025	Gross Carrying Value	Accumulated Amortization	Net Book Value

Core technology	$5,700	$(5,700)	$—
Product technology	4,808	(4,072)	736
Customer relationships	6,900	(6,900)	—
Tradenames	1,500	(1,500)	—
Pharos customer lists	5,314	(1,827)	3,487
	$24,222	$(19,999)	$4,223

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value

Core technology	$5,700	$(5,415)	$285
Product technology	4,808	(3,984)	824
Customer relationships	6,900	(6,555)	345
Tradenames	1,500	(1,425)	75
Pharos customer lists	5,314	(1,495)	3,819
	$24,222	$(18,874)	$5,348

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded amortization expense of $0.1 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of $1.1 million and $1.5 million during the nine months ended September 30, 2025 and 2024, respectively.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The Company recognizes an impairment loss when and to the extent that the recoverable amount of an asset group is less than its carrying value. There were no impairment charges for the three and nine months ended September 30, 2025 or 2024.

Pursuant to the Theravant Settlement executed in October 2025 (see Note 16, Subsequent Events), the Company was released from all obligations related to contingent consideration and expects to write off the related product technology intangible asset, which had a net carrying value of $0.7 million as of September 30, 2025, in the fourth quarter of 2025.

The following table summarizes the estimated future amortization expense for the above intangible assets, excluding the product technology intangible asset expected to be written off in the next quarter, for the next five years (in thousands):

Remaining 2025	$111
2026	$443
2027	$443
2028	$443
2029	$443

Note 8
Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Warranty obligations	$158	$213
Compensation and related benefits	1,964	1,781
State sales, use and other taxes	3,801	5,142
Professional fees and other	287	228
	$6,210	$7,364

Note 9
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

On March 27, 2024, the Company entered into Amendment No. 5 to the credit and security agreement (the “Fifth Amendment”), which further amended the credit and security agreement to clarify certain provisions related to the maintenance of cash collateral accounts.

On November 12, 2025, the Company entered into Amendment No. 6 (the “Sixth Amendment”) to the credit and security agreement with Midcap (as amended to date, the “Senior Term Facility”). See Note 16, Subsequent Events for additional discussion of the recent amendment to the Senior Term Facility.

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

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of September 30, 2025 was 12.89%. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated. The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

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

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants. Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $33.0 million of net revenue for the trailing 12-month period as of December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. As of September 30, 2025, the Company was in compliance with all financial covenants within the Senior Term Facility.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap’s and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. At September 30, 2025, no event of default had occurred, and the Company believed that events or conditions having a material adverse effect, giving rise to an acceleration of any amounts outstanding under the Senior Term Facility, had not occurred and were remote.

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

The Fourth Amendment was accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $0.6 million. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13.0 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.3 million as of September 30, 2025. The Company recognized interest expense of $0.5 million for each of the three months ended September 30, 2025 and 2024, of which $40.0 thousand and $39.0 thousand was related to the amortization of the debt discount for the three months ended September 30, 2025 and 2024, respectively. The Company recognized interest expense of $1.5 million and $1.6 million, respectively, during the nine months ended September 30, 2025 and 2024, of which $0.1 million was related to the amortization of the debt discount for each of the nine months ended September 30, 2025 and 2024.

Future minimum principal payments at September 30, 2025 are as follows (in thousands):

2026	$3,750
2027	7,500
2028	3,750
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(290)
15,310
Less: current portion of long-term debt	(1,875)
Long-term debt, net	$13,435

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10
Stockholders’ Equity:

In October 2021, the Company entered into an equity distribution agreement under which the Company may sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and the Company will pay commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. The Company has no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, the Company sold 665,136 shares of its common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of approximately $2.1 million and $1.9 million, respectively. In September 2025, the Company sold 1,097,547 shares of its common stock under the equity distribution agreement at an average price of $2.204 per share for total gross and net proceeds of approximately $2.4 million and $2.2 million, respectively. As of September 30, 2025, the Company may sell up to an additional $6.5 million of its shares of common stock under the equity distribution agreement, subject to certain limitations.

Note 11
Stock-Based Compensation:

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 783,265 shares of common stock for future issuance. As of September 30, 2025, there were 16,576 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair values and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Selling and marketing*	$40	$16	$67	$(8)
General and administrative	172	10	402	309
	$212	$26	$469	$301

*Selling and marketing expense was negative during the nine months ended September 30, 2024 due to the forfeiture of awards during the period.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Shares Under Option Plan	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in years)

Outstanding at January 1, 2025	521,726	$8.16
Granted	238,000	2.55
Forfeited and expired	(33,750)	12.31
Outstanding at September 30, 2025	725,976	$6.13	8.1
Exercisable at September 30, 2025	253,184	$10.34	6.7
Vested and expected to vest at September 30, 2025	725,976	$6.13	8.1

As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $1.0 million, which the Company expects to recognize over a weighted average period of approximately 2.6 years. The options exercisable at September 30, 2025 and 2024 had no intrinsic value. The options outstanding at September 30, 2025 had no intrinsic value. The aggregate intrinsic value of options outstanding at September 30, 2024 was $2.0 thousand.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the nine months ended September 30, 2025, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Expected volatility	77.58%
Risk-free rate	4.26%
Expected term (in years)	6.5
Dividend rate	0.0%

Restricted Stock Units

Restricted stock units (“RSUs”) have historically been issued to certain board members. As of both September 30, 2025 and January 1, 2025, there were no unvested RSUs. No RSUs were granted, vested or forfeited during the nine months ended September 30, 2025.

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

No income tax expense was incurred for the three and nine months ended September 30, 2025 and 2024.

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

Note 13
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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses, as well as settlement gains. Interest and other financing income (expense) is also not allocated to the operating segments.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present results of operations from the Company’s business segments for the periods indicated below (in thousands, except gross profit %):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Revenues, net	$5,546	$1,383	$6,929	$15,392	$6,012	$21,404
Cost of revenues	2,130	615	2,745	6,003	3,134	9,137
Gross profit	3,416	768	4,184	9,389	2,878	12,267
Gross profit %	61.6%	55.5%	60.4%	61.0%	47.9%	57.3%

Allocated expenses:
Engineering and product development	138	34	172	261	93	354
Selling and marketing	2,562	639	3,201	7,087	2,770	9,857
Unallocated expenses:
General and administrative	—	—	2,668	—	—	7,928
Settlement gains	—	—	(684)	—	—	(684)
Total allocated and unallocated expenses	2,700	673	5,357	7,348	2,863	17,455
Income (loss) from operations	716	95	(1,173)	2,041	15	(5,188)
Interest expense	—	—	(498)	—	—	(1,475)
Interest income	—	—	49	—	—	344
Net income (loss)	$716	$95	$(1,622)	$2,041	$15	$(6,319)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Revenues, net	$5,381	$3,416	$8,797	$15,416	$8,570	$23,986
Cost of revenues	1,861	1,650	3,511	5,806	4,721	10,527
Gross profit	3,520	1,766	5,286	9,610	3,849	13,459
Gross profit %	65.4%	51.7%	60.1%	62.3%	44.9%	56.1%

Allocated expenses:
Engineering and product development	180	63	243	521	162	683
Selling and marketing	2,542	485	3,027	7,974	1,241	9,215
Unallocated expenses:
General and administrative	—	—	3,621	—	—	8,531
Total allocated and unallocated expenses	2,722	548	6,891	8,495	1,403	18,429
Income (loss) from operations	798	1,218	(1,605)	1,115	2,446	(4,970)
Interest expense	—	—	(537)	—	—	(1,592)
Interest income	—	—	68	—	—	167
Other income	—	—	—	—	—	864
Net income (loss)	$798	$1,218	$(2,074)	$1,115	$2,446	$(5,531)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents depreciation and amortization by reportable segment for the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Dermatology recurring procedures	$841	$1,065	$3,070	$3,259
Dermatology procedures equipment	23	171	231	469
Unallocated expenses	—	3	1	10
Total	$864	$1,239	$3,302	$3,738

The following tables present the Company’s revenue disaggregated by geographical region for the periods indicated below (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Domestic	$5,076	$142	$5,218	$13,987	$688	$14,675
China	—	130	130	—	2,623	2,623
Middle East	—	172	172	—	1,190	1,190
Other foreign	470	939	1,409	1,405	1,511	2,916
Total	$5,546	$1,383	$6,929	$15,392	$6,012	$21,404

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Domestic	$4,893	$677	$5,570	$14,136	$1,275	$15,411
China	—	1,045	1,045	—	3,165	3,165
Middle East	—	724	724	—	1,438	1,438
Other foreign	488	970	1,458	1,280	2,692	3,972
Total	$5,381	$3,416	$8,797	$15,416	$8,570	$23,986

The following table presents total assets by reportable segment (in thousands):

	September 30, 2025	December 31, 2024

Dermatology recurring procedures	$17,455	$20,521
Dermatology procedures equipment	5,495	5,081
Other unallocated assets	7,767	9,326
Total	$30,717	$34,928

Long-lived assets of $1.2 million and $1.3 million were located in international markets, primarily Korea and Japan, as of September 30, 2025 and December 31, 2024, respectively, with the remainder located in domestic markets.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 14
Significant Customer Concentrations:

The Company had one customer, an international distributor from which the Company primarily earns recurring procedures revenues, that accounted for 10% or more of the Company’s net revenues for the three months ended September 30, 2025 and 2024. Revenues from this customer were $0.7 million, or 10.0%, and $1.0 million, or 11.7%, respectively, and this customer had $0.4 million, or 12.5%, and $0.5 million, or 8.7%, of outstanding accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

The Company had one customer, an international distributor from which the Company primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s net revenues for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. Revenues from this customer were $2.6 million, or 12.3%, $1.0 million, or 11.9%, and $3.2 million, or 13.2%, respectively, and this customer did not have outstanding accounts receivable as of September 30, 2025 or December 31, 2024.

Accounts receivable associated with two other customers, each of which accounted for 10% or more of the Company’s net accounts receivable, were $2.2 million, or 42.2%, of net accounts receivable as of December 31, 2024.

Note 15
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

In March 2024, the Company terminated the existing lease for its California facility and concurrently executed a new lease that effectively extended the term of the lease for five years, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $1.0 million during the nine months ended September 30, 2024. There were no lease modifications during the nine months ended September 30, 2025.

Operating lease costs were $0.1 million during each of the three months ended September 30, 2025 and 2024. Operating lease costs were $0.4 million during each of the nine months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million during each of the three months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million during each of the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the weighted average incremental borrowing rate was 12.55% and the weighted average remaining lease term was 3.7 years.

The following table summarizes the Company’s operating lease maturities as of September 30, 2025 (in thousands):

Remaining 2025	$114
2026	334
2027	290
2028	301
2029	232
Total remaining lease payments	1,271
Less: imputed interest	(269)
Total lease liabilities	$1,002

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company has outstanding assessments from the states of New York and California aggregating to $5.0 million including penalties and interest. The audits cover the period from August 2017 through February 2025.

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

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and, during the three months ended June 30, 2025, New York executed on the appellate bond the Company posted for $1.3 million. As of September 30, 2025, the Company has a remaining accrual of $0.7 million including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $1.9 million of assessments in the State of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Consideration

In connection with the Company’s acquisition of certain assets related to the TheraClear devices in 2022, Theravant was eligible to receive from the Company up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. Pursuant to the Theravant Settlement executed in October 2025 (see Note 16, Subsequent Events), the Company was released from all obligations related to contingent consideration.

Royalties

As additional consideration to the mutual releases contained within the Theravant Settlement, the Company will owe Theravant a royalty equal to 5% of sales of TheraClear® X devices, payable quarterly in arrears, starting on the later of January 1, 2027 or when the Company first achieves annual domestic revenue of more than $2.5 million from the sale or placement of TheraClear® X devices and ending on the first to occur of (i) the Company has paid aggregate royalties of $3.0 million to Theravant or (ii) the Company commercially launches a new TheraClear® X device and replaces the current TheraClear® X device (as defined in the Theravant Settlement). No royalties were incurred through September 30, 2025.

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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 16
Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

In November 2025, the Company entered into the Sixth Amendment to the credit and security agreement with Midcap (see Note 9, Long-Term Debt). The Sixth Amendment provides, among other things, that there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly periods ending September 30, 2025, and continuing thereafter through the quarterly period ending September 30, 2026 (the “Pause Period”).  The Sixth Amendment further provides that commencing with the first quarterly period ending after September 30, 2026, and for each quarterly period thereafter, the Company shall not permit net revenue for any applicable quarterly period, as tested quarterly on the last day of the applicable quarter to be less than the minimum revenue required by the credit and security agreement for such quarter.

In October 2025, the Company entered into a Settlement and Mutual Release Agreement (“Theravant Settlement”) with Theravant Corporation (“Theravant”), from which it purchased the TheraClear devices in 2022, pursuant to which the Company was released from its outstanding obligations for contingent consideration. The Company expects to write off the related product technology intangible asset of $0.7 million and derecognize its liability for contingent consideration of $1.2 million in the fourth quarter of 2025.

In October 2025, the Company sold an aggregate of 619,491 shares of its common stock under the equity distribution agreement at an average price of $2.304 per share for total gross and net proceeds of approximately $1.4 million, after which $5.1 million shares of common stock were available to be sold under the distribution agreement.

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

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the FDA in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of September 30, 2025, there were 838 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 864 as of December 31, 2024. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. The Pharos excimer laser system holds FDA clearance to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

We define our critical accounting estimates as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. Critical accounting estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies and Estimates,” as well as in our consolidated financial statements and the footnotes thereto, included in the 2024 Form 10-K, and include revenue recognition, goodwill and intangible impairments, and sales and use taxes. There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2025.

Results of Operations

As discussed in Note 3, Revision of Previously Issued Consolidated Financial Statements to the Notes to unaudited condensed consolidated financial statements, during the third quarter of 2025, we identified an error in our methodology for accruing sales tax liabilities that had resulted in a cumulative overstatement of accrued expenses and sales tax expense. The overstatement of accrued expenses resulted in an understatement of the carrying value of the dermatology recurring procedures reporting unit, which resulted in a corresponding understatement of goodwill impairment. This error impacted quarterly reporting periods during 2024 and 2025 through June 30, 2025. We assessed the materiality of the error on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108, as codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, in consideration of both quantitative and qualitative factors, we concluded that the error is not material to any previously presented interim financial statements. We revised our financial statements for the periods impacted. The revised balances are reflected in the following discussion of results of operations.

Revenues
The following table presents revenues from our two business segments for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Dermatology recurring procedures	$5,546	$5,381	$15,392	$15,416
Dermatology procedures equipment	1,383	3,416	6,012	8,570
Total revenues	$6,929	$8,797	$21,404	$23,986

Dermatology Recurring Procedures
Recognized recurring treatment revenue for the three months ended September 30, 2025 was $5.5 million, which we estimate is approximately 67,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the three months ended September 30, 2024 of $5.4 million, which we estimate is approximately 64,000 XTRAC treatments with prices between $65 to $95 per treatment. Recognized recurring treatment revenue for the nine months ended September 30, 2025 was $15.4 million, which we estimate is approximately 186,000 XTRAC treatments with prices between $65 to $95 per treatment, compared to recognized recurring treatment revenue for the nine months ended September 30, 2024 of $15.4 million, which we estimate is approximately 188,000 XTRAC treatments with prices between $65 and $95 per treatment. Subsequent to the launch of the TheraClear Acne Therapy System, there were 161 and 135 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of September 30, 2025 and 2024, respectively.

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

Revenues from dermatology recurring procedures are recognized ratably over a 30 or 60 day period, as the treatments are being used. As of September 30, 2025 and 2024, we deferred domestic net revenues of $1.8 million and $1.9 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements. Lower deferred revenue from the fourth quarter of 2024 negatively impacted the first quarter of 2025 as compared to the first quarter of 2024, when higher deferred revenue from the fourth quarter of 2023 positively impacted that period.

Dermatology Procedures Equipment
For the three and nine months ended September 30, 2025, dermatology procedures equipment revenues were $1.4 million and $6.0 million, respectively. Internationally, we sold 8 systems (6 XTRAC and 2 VTRAC) and 39 systems (34 XTRAC and 5 VTRAC), respectively, during the three and nine months ended September 30, 2025. Domestically, there were no XTRAC systems sold during the three months ended September 30, 2025 and 3 XTRAC systems sold during the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, dermatology procedures equipment revenues were $3.4 million and $8.6 million, respectively. Internationally, we sold 20 systems (20 XTRAC and nil VTRAC) and 60 systems (56 XTRAC and 4 VTRAC), respectively, during the three and nine months ended September 30, 2024. Domestically, there were 7 and 12 XTRAC systems sold, respectively, during the three and nine months ended September 30, 2024. In addition to equipment sales, we recognized approximately $0.1 million of previously deferred service revenue associated with assumed service contracts from Ra Medical during the nine months ended September 30, 2024.

Cost of Revenues
The following table presents cost of revenues from our two business segments for the periods listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Dermatology recurring procedures	$2,130	$1,861	$6,003	$5,806
Dermatology procedures equipment	615	1,650	3,134	4,721
Total cost of revenues	$2,745	$3,511	$9,137	$10,527

Gross Profit Analysis
The following table presents changes in our gross profit for the periods presented below:

Company Profit Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024

Revenues, net	$6,929	$8,797	$21,404	$23,986
Cost of revenues	2,745	3,511	9,137	10,527
Gross profit	$4,184	$5,286	$12,267	$13,459
Gross profit percentage	60.4%	60.1%	57.3%	56.1%

During the third quarter of 2025, we reclassified $21.0 thousand of outsourced international service fees from selling and marketing expense to cost of revenues for the three months ended September 30, 2024 and $0.1 million of outsourced international service fees from cost of revenues to selling and marketing expense for the nine months ended September 30, 2024 to conform with the current period presentation, which more accurately reflects the nature of these costs.

Gross profit decreased to $4.2 million for the three months ended September 30, 2025 from $5.3 million during the same period in 2024. As a percentage of revenues, gross profit was 60.4% for the three months ended September 30, 2025, as compared to 60.1% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of a an increase in the contribution of higher-margin recurring revenue to total revenue and  reduced obsolescence costs, partially offset by increases in manufacturing overhead.

Gross profit decreased to $12.3 million for the nine months ended September 30, 2025 from $13.5 million during the same period in 2024. As a percentage of revenues, gross profit was 57.3% for the nine months ended September 30, 2025, as compared to 56.1% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of an increase in the contribution of higher-margin recurring revenue and the write-off of inventories in 2024 related to the Pharos laser system products that were no longer needed for warranty purposes due to the expiration of the related warranty service contracts during the three months ended March 31, 2024, partially offset by an increase in manufacturing overhead and the impact of tariffs.

Dermatology Recurring Procedures

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024

Revenues, net	$5,546	$5,381	$15,392	$15,416
Cost of revenues	2,130	1,861	6,003	5,806
Gross profit	$3,416	$3,520	$9,389	$9,610
Gross profit percentage	61.6%	65.4%	61.0%	62.3%

Gross profit for dermatology recurring procedures decreased to $3.4 million for the three months ended September 30, 2025 from $3.5 million during the same period in 2024. As a percentage of revenues, gross profit was 61.6% for the three months ended September 30, 2025, as compared to 65.4% for the same period in 2024. The decrease in gross profit percentage compared to the same period in the prior year was primarily the result of increases in manufacturing overhead, driven by cost increases in materials and parts used in operations, and outsourced service fees related to our owned international lasers, as well as less deferred revenue recognized in the three months ended September 30, 2025 from the second quarter of 2025, compared to higher deferred revenue from the second quarter of 2024 recognized in the three months ended September 30, 2024.

Gross profit for dermatology recurring procedures decreased to $9.4 million for the nine months ended September 30, 2025 from $9.6 million during the same period in 2024. As a percentage of revenues, the gross profit decreased to 61.0% for the nine months ended September 30, 2025 from 62.3% during the same period in 2024.

Dermatology Procedures Equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024

Revenues, net	$1,383	$3,416	$6,012	$8,570
Cost of revenues	615	1,650	3,134	4,721
Gross profit	$768	$1,766	$2,878	$3,849
Gross profit percentage	55.5%	51.7%	47.9%	44.9%

Gross profit for dermatology procedures equipment decreased to $0.8 million for the three months ended September 30, 2025 from $1.8 million during the same period in 2024. As a percentage of revenues, gross profit was 55.5% for the three months ended September 30, 2025, as compared to 51.7% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of reduced obsolescence costs during the three months ended September 30, 2025.

Gross profit for dermatology procedures equipment decreased to $2.9 million for the nine months ended September 30, 2025 from $3.8 million during the same period in 2024. As a percentage of revenues, gross profit was 47.9% for the nine months ended September 30, 2025, as compared to 44.9% for the same period in 2024. The increase in gross profit percentage compared to the same period in the prior year was primarily the result of the write-off of inventories related to the Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts during the nine months ended September 30, 2024, a discount on the sale of certain lasers to an international distributor during the nine months ended September 30, 2024 and reduced obsolescence costs during the nine months ended September 30, 2025, partially offset by an increase in manufacturing overhead and service fees and the impact of tariffs as discussed above.

Engineering and Product Development
For each of the three months ended September 30, 2025 and 2024, engineering and product development expenses were $0.2 million. For the nine months ended September 30, 2025, engineering and product development expenses were $0.4 million as compared to $0.7 million for the nine months ended September 30, 2024. Engineering and product development costs were lower during the nine-month period in 2025 primarily as a result of decreases in salaries and outside services.

Selling and Marketing Expenses
For the three months ended September 30, 2025, selling and marketing expenses were $3.2 million as compared to $3.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, selling and marketing expenses were $9.9 million as compared to $9.2 million for the nine months ended September 30, 2024. Selling and marketing expenses were higher during the three and nine-month periods in 2025 primarily as a result of increases in (i) certain employee related expenses, (ii) expenses related to our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners, and (iii) trade shows and advertising expenses.

General and Administrative Expenses
For the three months ended September 30, 2025, general and administrative expenses were $2.7 million as compared to $3.6 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, general and administrative expenses were $7.9 million as compared to $8.5 million for the nine months ended September 30, 2024. General and administrative expenses were lower during the three and nine-month periods in 2025 primarily as a result of (i) an increase in our sales tax accrual during the 2024 period (see Note 14, Commitments and Contingencies), partially offset by increases in (ii) accounting and legal expenses and (iii) certain employee related expenses.

Settlement Gains
For each of the three and nine months ended September 30, 2025, settlement gains were $0.7 million. There were no settlement gains for each of the three and nine months ended September 30, 2024. Settlement gains increased in the current year due to the settlement of outstanding obligations with a supplier, resulting in the recognition of a gain on the difference between the settlement payment and the value of the related property and equipment. For additional information see Note 6, Property and Equipment, net.

Interest Expense
For each of the three months ended September 30, 2025 and 2024 interest expense was $0.5 million. For the nine months ended September 30, 2025, interest expense was $1.5 million as compared to $1.6 million for the nine months ended September 30, 2024, as there was no significant change in the principal balance or interest rate associated with our Senior Term Facility.

Other Income
During the nine months ended September 30, 2024 we received $0.9 million from the Employee Retention Credit, a refundable tax credit available under the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Report is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(1,622)	$(2,074)	$(6,319)	$(5,531)

Adjustments:
Depreciation and amortization	864	1,239	3,302	3,738
Amortization of operating lease right-of-use assets	87	81	259	255
Loss on disposal of property and equipment	20	19	83	38
Interest expense, net	449	469	1,131	1,425
Non-GAAP EBITDA	(202)	(266)	(1,544)	(75)
Employee retention credit	—	—	—	(864)
Stock-based compensation expense	212	26	469	301
Inventory write-off	—	—	—	141
Non-GAAP adjusted EBITDA	$10	$(240)	$(1,075)	$(497)

Liquidity and Capital Resources
As of September 30, 2025, we had negative working capital of $0.8 million compared to working capital of $3.2 million as of December 31, 2024. The change in working capital was primarily the result of increases in net loss and decreases in cash and cash equivalents in connection with lower revenues, and an increase in current liabilities due to the start of principal repayments on long-term debt within the next year. Cash and cash equivalents and restricted cash were $7.1 million as of September 30, 2025, as compared to $8.6 million as of December 31, 2024.

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

In February 2024, the parties amended the credit facility to, among other things, revise the applicable minimum net revenue threshold financial covenant. In March 2024, the credit facility was further amended to clarify certain provisions related to the maintenance of cash collateral accounts.

In November 2025, we further amended the credit facility, pursuant to which there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025 and continuing thereafter through the quarterly periods ending September 30, 2026 (the “Pause Period”). The amendment further provides that commencing with the first quarterly period ending after September 30, 2026, and for each quarterly period thereafter, we shall not permit net revenue for any applicable quarterly period, as tested quarterly on the last day of the applicable quarter to be less than the minimum revenue required by the credit and security agreement for such quarter.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant was eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. We entered into a mutual release and settlement agreement (“Theravant Settlement”) with Theravant in October 2025, pursuant to which we were released from all obligations related to contingent consideration. We expect to write off the related product technology intangible asset with a net carrying value of $0.7 million and  derecognize our liability for contingent consideration of $1.2 million in the fourth quarter of 2025.

As additional consideration to the mutual releases contained within the Theravant Settlement, we will owe Theravant a royalty equal to 5% of sales of TheraClear® X devices, payable quarterly in arrears, starting on the later of January 1, 2027 or when we first achieve annual domestic revenue of more than $2.5 million from the sale or placement of TheraClear® X devices and ending on the first to occur of (i) we have paid aggregate royalties of $3.0 million to Theravant or (ii) we commercially launch a new TheraClear® X device and replace the current TheraClear® X device (as defined in the Theravant Settlement). No royalties were incurred through September 30, 2025.

In October 2021, we entered into an equity distribution agreement with an investment bank under which we may sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares will be offered at prevailing market prices, and we will pay commissions of up to 3.00% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. We have no obligation to sell any shares under this agreement and may, at any time, suspend solicitations under this agreement. In July 2024, we sold 665,136 shares of our common stock for gross proceeds of approximately $2.1 million. In September 2025, the Company sold 1,097,547 shares of its common stock under the equity distribution agreement at an average price of $2.204 per share for total gross and net proceeds of approximately $2.4 million and $2.2 million, respectively. As of September 30, 2025, we may sell up to an additional $6.5 million shares of our common stock under this distribution agreement, subject to certain limitations. In October 2025, we sold an additional 619,491 shares of our common stock under the equity distribution agreement at an average price of $2.304 per share for total gross and net proceeds of approximately $1.4 million, after which $5.1 million shares of common stock were available to be sold under the distribution agreement.

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

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $0.5 million for the nine months ended September 30, 2024. The increase in cash used in operating activities is primarily the result of (i) an increase in net loss of approximately $0.8 million, (ii) decreases in net non-cash transactions of $0.9 million, primarily as a result of (a) the settlement gains and (b) a reduction in amortization expense as certain intangible assets became fully amortized in the current period, and (iii) increases in cash used by changes in current balance sheet accounts in the ordinary course of business of approximately $0.4 million, primarily due to (a) $3.3 million from accrued expenses and other current liabilities due to (1) the payment of sales and use taxes related to the adverse Appellate Division ruling with respect to the applicability of sales and use taxes to our sales of XTRAC treatment codes and (2) a change in accrued compensation and benefits and (b) $0.6 million from purchases of inventory, partially offset by decreases in cash used of (c) $2.1 million in accounts payable due to the timing of payments and (d) $1.6 million in collections of accounts receivable.

Net cash used in investing activities was $1.2 million for each of the nine months ended September 30, 2025 and nine months ended September 30, 2024. The cash used in both periods is primarily the result of purchases of property and equipment.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $1.9 million for the nine months ended September 30, 2024. The financing activity for the nine months ended September 30, 2025 consisted of $2.2 million in net proceeds from the issuance of common stock. The financing activity for the nine months ended September 30, 2024 consisted of $1.9 million in net proceeds from the issuance of common stock, partially offset by an $18.0 thousand payment of contingent consideration to Theravant.

Commitments and Contingencies
A description of our commitments and contingencies is discussed in Note 15, Commitments and Contingencies to the Notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1, Basis of presentation to the Notes to unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of September 30, 2025.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2025. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting that had not yet been remediated at September 30, 2025. As of December 31, 2024, management identified a material weakness in our internal control over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists. This resulted in the error that was identified and corrected during the three months ended September 30, 2025, as discussed further in Note 3, Revision of Previously Issued Consolidated Financial Statements to the Notes to unaudited condensed consolidated financial statements. Additionally, we identified gaps in technical accounting expertise to account for complex transactions. In order to remediate this material weakness, we are improving our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures.

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

From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required. For the nine months ended September 30, 2025, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

On November 12, 2025, we entered into Amendment No. 6 to Credit and Security Agreement (the “Amendment”) with MidCap, which amended the Credit and Security Agreement, dated as of September 30, 2021, as amended January 10, 2022, September 6, 2022, June 30, 2023 and February 20, 2024.

The Amendment provides that there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly periods ending September 30, 2025 and continuing thereafter through the quarterly period ending September 30, 2026 (the “Pause Period”). The Amendment further provides that commencing with the first quarterly period ending after September 30, 2026, and for each quarterly period thereafter, we shall not permit net revenue for any applicable quarterly period, as tested quarterly on the last day of the applicable quarter to be less than the minimum revenue required by the credit and security agreement for such quarter.  The Amendment also expanded the definition of “Material Adverse Change” in certain respects.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of such documents. A copy of the Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Amendment No. 6 to Credit and Security Agreement, dated as of November 12, 2025, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein.
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 25, 2025 (incorporated by reference to Exhibit 16.1 in our Form 8-K filed on April 25, 2025).
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Accounting Officer
32.1*	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STRATA SKIN SCIENCES, INC.

Date	November 14, 2025	By:	/s/ Dolev Rafaeli
Name: Dolev Rafaeli
Title: President & Chief Executive Officer (Principal Executive Officer)

Date	November 14, 2025	By:	/s/ John Gillings
Name: John Gillings
Title: Chief Accounting Officer (Principal Financial Officer)