Form 10-K
period 2025-12-31
STRATA Skin Sciences, Inc.
filed 2026-03-26
CIK 1051514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11635

STRATA SKIN SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3986004
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Walnut Grove Drive, Suite 140, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (215) 619-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of our common stock as of June 30, 2025 was 4,171,161 shares. The aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant was $3,699,213, computed by reference to the closing market price of $2.29 of the common stock as of June 30, 2025 and 1,615,377 shares held by non-affiliates. As of March 16, 2026, the number of shares outstanding of our common stock was 5,888,199.

Documents incorporated by reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

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

Our Company

Overview

We are a medical technology company dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Our products include the XTRAC® line of excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. Our products also include the TheraClear® X Acne Therapy System utilized in the treatment of mild to moderate inflammatory, comedonal and pustular acne. The Pharos device is no longer available.

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

In August 2021 and January 2022, we acquired the Pharos U.S. dermatology business and the TheraClear acne treatment business, respectively. We discontinued the Pharos line concurrent with the acquisition and provided service and support for Pharos laser system products through the expiration of extended warranty service contracts in 2024.

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

XTRAC and VTRAC Systems

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

The XTRAC excimer laser is marketed in the U.S. mainly under a recurring revenue model in which we place the system in the physician’s office for no upfront charge and generate our revenue on a per-use basis (referred to herein as the dermatology recurring procedures model or segment). We estimate that there are over 1,000 XTRAC lasers in use in the U.S., of which 842 systems were, as of December 31, 2025, included in our dermatology recurring procedures revenue model. The Pharos business we acquired in 2021 provided us with the opportunity to convert the Pharos customer base to our XTRAC excimer laser system. The target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. Until 2019, in markets outside the U.S., the XTRAC laser had been marketed primarily as dermatology procedures equipment sales through distributors in over twenty-five countries. The VTRAC is marketed exclusively in international markets through the same distributors.

Since 2019, we have transitioned our international dermatology procedures equipment sales through our master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. In January 2022, our agreement with our master distributor expired. We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India. We have renewed and/or amended several of these agreements as required to keep their terms current.

Studies have concluded that XTRAC treatment leads to significant improvement in psoriasis plaques and severity scores in as few as six to ten treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that treatment with XTRAC excimer lasers has an 89% efficacy rate and produces only minimal side effects. In support of its clinical effect, the XTRAC excimer lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The XTRAC excimer laser has also been endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. XTRAC treatment is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes that differ based on the total skin surface area being treated. Insurance Reimbursement to physicians varies based upon insurance company and location. The national CPT code reimbursement established by the Center for Medicare & Medicaid Services (“CMS”), which forms the basis for most insurance companies’ reimbursement levels, ranged for the three codes between $137 per treatment to $183 per treatment for 2025. Reimbursement is expected to change in 2026 (see “Third Party Reimbursement” below).

Beginning January 1, 2027, revised CPT code descriptors for excimer laser procedures (CPT 96920, 96921 and 96922) will become effective, expanding the scope of reimbursable indications to include additional inflammatory and autoimmune skin conditions beyond psoriasis, including vitiligo, atopic dermatitis and alopecia areata. In connection with the CMS Calendar Year 2026 Medicare Physician Fee Schedule Final Rule, CMS confirmed continued reimbursement for excimer laser treatments under these codes through December 31, 2026, and acknowledged the forthcoming descriptor revisions effective January 1, 2027. CMS also indicated that it will evaluate clinical, utilization and practice expense data submitted by stakeholders as part of the CY 2027 rulemaking process in coordination with the American Medical Association CPT Editorial Panel and the Relative Value Scale Update Committee.

The revised CPT code descriptors effective January 1, 2027 are expected to broaden Medicare reimbursement eligibility for excimer laser procedures to additional immune-mediated dermatologic conditions. Until such revisions take effect, CPT codes 96920–96922 remain applicable exclusively to excimer laser technology. The Company is engaging with commercial payers in advance of the January 1, 2027 effective date to promote alignment of coverage policies with the expanded indications. The Company believes that the implementation of the revised CPT descriptors beginning January 1, 2027 may support expanded utilization of excimer laser procedures; however, future reimbursement levels and coverage determinations remain subject to CMS rulemaking and third-party payer policies.

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

Using the XTRAC Excimer Laser to Treat Vitiligo and Other Skin Diseases

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

XTRAC technology for vitiligo patients typically requires more therapy sessions than for psoriasis but is dependent on the severity of the disease. In the treatment of vitiligo, we believe the XTRAC functions to reactivate the skin’s melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re‑pigmentation may last for several years. Historically, vitiligo treatments had been considered cosmetic procedures by insurance companies, and as such were not reimbursed. However, we estimate that as of December 31, 2025, approximately 58% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using XTRAC treatments for the treatment of vitiligo. Recent changes to CPT code descriptions, which are scheduled to become effective on January 1, 2027, may impact the extent of this coverage in the future. Management believes these changes will encourage more patients to seek excimer laser treatments.

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

TheraClear

In January 2022, we acquired the TheraClear assets from Theravant Corporation. The TheraClear Acne Therapy System delivers a two-part process for treating inflammatory acne, pustular acne and comedonal acne that combines a vacuum and broadband light that has been proven to clear skin rapidly for fast and visible reduction in acne and associated redness. Treatments are comfortable, take 10 minutes to perform, are highly effective, and can be used on all skin types.

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

Intellectual Property

Our policy is to protect our intellectual property by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. As of December 31, 2025, 16 issued U.S. patents are in force or pending and several of these patents have foreign counterparts issued and pending.

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

Our TheraClear device has historically been manufactured for us by a third party, who is subject to the same regulations as we are. At the present time, we are not sourcing devices as our inventory is sufficient for current needs. Should we need to re-commence manufacturing the device, we have sufficient knowledge in-house to either manufacture it ourselves or to seek a new third party manufacturer. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S. and foreign governments to permit product sales and criminal prosecution.

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

Effective January 1, 2020, the California Consumer Privacy Act (the “CCPA”) became effective. The CCPA provides certain privacy protections for California residents not generally available to citizens of any other state. The law provides California residents with the right to know that their personal data is being collected; know whether that data is being sold or disclosed; to prevent the sale of their personal information; to access their personal data; to request that a business delete their personal information; and to not be discriminated against for exercising these rights.

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

As of December 31, 2025, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2025 national payment of $137 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2025 national payment of $146 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2025 national payment of $183 per treatment.

As of October 31, 2025, CMS has advised that its updated 2026 reimbursement rates will be as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2026 national payment of $138 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2026 national payment of $148 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2026 national payment of $176 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of December 31, 2025, we had 114 full-time employees, which consisted of three executive officers, three vice presidents, 44 sales and marketing staff, 29 people engaged in manufacturing of lasers, 16 customer-field service personnel, two engaged in research and development and 17 finance and administration staff.

Customers

Domestically, our XTRAC customers consist of dermatologists and dermatological group clinics who partner with us primarily in our dermatology procedures recurring revenue model. As of December 31, 2025, we have 842 partner clinics throughout the United States. Internationally, we transitioned our dermatology procedures equipment sales through a master distributor to a direct distribution model for equipment sales and recurring revenue on a country by country basis. We have signed distributor contracts by year as follows: 2019 – Korea, 2020 – Japan, 2021 – China, Israel, Saudi Arabia, Kuwait, Oman, Qatar, Bahrain, UAE, Jordan and Iraq, and 2023 – Mexico and India. We have renewed and/or amended several of these agreements as required to keep their terms current.

Available Information

We have historically filed annual, quarterly and current reports, proxy statements and other information with the Commission. These filings are available to the public on the Internet at the Commission’s website at http://www.sec.gov. Following the filing of this Annual Report, we do not intend to make any further filings with the Commission.

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

Risk Factor Summary

Risks Relating to Our Business Operations

•	We have incurred losses for a number of years and anticipate that we will incur continued losses for the foreseeable future.
•	Our history of operating losses and current default on our long-term debt raise substantial doubt regarding our ability to continue as a going concern.
•	Public health epidemics or pandemics may affect our ability to develop, market and sell our products, disrupt regulatory activities or have other adverse effects on our business and operations.
•	We may not be able to maintain an uninterrupted supply of the gases used to power our lasers, as the Russia-Ukraine War has disrupted supplies of rare gases.
•	We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.
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

•	Healthcare policy changes may have a material adverse effect on us.
•	Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants’ cost.
•	We face substantial competition, which may result in others discovering, developing or commercializing products more successfully than us.
•	We actively employ social media as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.
•	Social media companies on which we rely for advertising may change their policies, limiting our ability to reach our target markets.
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

•	Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.
•	Changes in the United States trade policy, including the impact of recently announced baseline tariffs, may have a material adverse effect on our business and results of operations.

Risks Relating to Our Common Stock

•	Our shares of common stock have been delisted from The Nasdaq Capital Market and are now traded over the counter (“OTC”).
•	Your percentage ownership will be further diluted in the future.
•	Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.
•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Risks Relating to Our Business Operations

We have incurred losses for a number of years and anticipate that we will incur continued losses for the near future.

Since 2015, we have devoted substantially all of our resources in the commercialization and sales of the XTRAC products. Our net loss for the year ended December 31, 2025 was approximately $6.3 million, and as of December 31, 2025, we had an accumulated deficit of approximately $254.4 million. Our losses, among other things, have had and may continue to have an adverse effect on the adequacy of our capitalization and cash flow.

Our history of operating losses and current default on our long-term debt raise substantial doubt regarding our ability to continue as a going concern.

We have historically experienced recurring losses and been dependent on raising capital from the sale of securities in order to operate. Our shares of common stock were delisted from The Nasdaq Capital Market in February 2026, which is an event of default under our long-term debt agreement. The default has continued through the date of filing this Annual Report. The lender reserves any and all rights and remedies available to it under the long-term debt agreement, including, without limitation, its right to choose to accelerate the debt and seek immediate repayment in full. As a result, all of our long-term debt has been classified as current in the accompanying consolidated balance sheet, resulting in negative working capital. This, combined with our history of operating losses, raises substantial doubt about our ability to continue as a going concern. Specifically, our ability to meet our obligations and continue operations is dependent upon regaining compliance with our debt covenants, modifying our existing debt, or successfully securing additional sources of liquidity and financing, as well as addressing other challenges, including market conditions that may negatively impact our ability to access capital. These conditions include, but are not limited to, potential future pandemics, changes in U.S. trade policies, supply chain disruptions, customer behavior, and rising interest rates, and could interfere with our ability to access financing and on favorable terms.

Management is actively evaluating various strategies to address our liquidity concerns, including exploring financing alternatives and pursuing other strategic initiatives. However, there can be no assurance that these efforts will be successful or sufficient to mitigate the substantial doubt regarding our ability to continue as a going concern.

Public health epidemics or pandemics may affect our ability to develop, market and sell our products, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, public health epidemics or pandemics may adversely impact economies worldwide, which could result in adverse effects on our business, operations and prospects.

Our business and operations could be adversely affected by public health epidemics or pandemics, including the COVID-19 pandemic, impacting the markets and industries in which we and our collaborators operate. We and our partners have faced and may in the future face disruptions that affect our ability to operate due to various factors, including:

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

As of December 31, 2025, based on published coverage policies and payment practices of private and Medicare insurance plans, we estimate that approximately 89% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under increasing scrutiny by the OIG and the U.S. Department of Justice, or DOJ, for improper relationships with physicians. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business, financial condition, and results of operations.

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

In September 2021, we entered into a credit and security agreement with MidCap, which was amended in January 2022, September 2022, June 2023, February 2024 and March 2024. On November 12, 2025, we further amended the credit and security agreement (as amended to date, the “Senior Term Facility”) to, among other things, pause measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025 and continuing thereafter through the quarterly period ending September 30, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion included in Item 7 of this Annual Report. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

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

Furthermore, all of our debt under the Senior Term Facility bears interest at variable rates. If these rates increase, our debt service obligations will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. Accordingly, our ability to borrow additional funds may be reduced and risks related to our indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $35,000 during 2026.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the state’s position that the arrangements entered into by us are subject to state sales and use tax rather than exempt from applicable law. We have outstanding assessments from the states of New York and California aggregating to $5.6 million including penalties and interest. The audits cover the period from August 2017 through February 2025.

In January 2021, we received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral in the amount of $1.3 million. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal’s ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York executed on the appellate bond we posted for $1.3 million. As of December 31, 2025, we have a remaining accrual of $0.6 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $2.6 million of assessments in the state of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is either incidental to the overall value of the non-taxable services that are provided or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

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

As of December 31, 2025 and 2024, we have estimated our sales and use tax liability to be approximately $3.8 million and $5.1 million, respectively, which includes $0.6 million and $1.8 million at December 31, 2025 and 2024, respectively, that was accrued as a result of the Appellate Division ruling. We believe our sales and use tax accruals have properly recognized that if our arrangements with customers are deemed more likely than not that we would not be exempt from sales tax in a particular state, the basis for measurement of the state sales and use tax is calculated in accordance with ASC 405, Liabilities, as a transaction tax. While we believe we have strong positions that our recurring revenue is exempt from sales tax, if it is found that we are subject to sales tax in those particular states where we believe it is more likely than not that we would be exempt from sales tax, then potential tax liabilities including interest and penalties would be higher than accrued amounts. The precise scope, timing and time period at issue, as well as the final outcome of any audit and actual settlements, remain uncertain.

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

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to CMS payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. Effective January 2022 we are also required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations.

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

Social media companies on which we rely for advertising may change their policies, limiting our ability to reach our target markets.

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

Our existing cash position and ability to borrow funds and future revenue may not be sufficient to support the expenses of our operations in the near term. We plan to fund operations by the recurring revenue generated by the use of the XTRAC lasers and the TheraClear Acne Therapy System in the U.S. and international markets, as well as domestic and international sales of our products. If revenues from the sale and use of our existing products are inadequate to fund our operations, we may need to raise additional financing. We cannot assure you that we will be able to raise additional capital or secure alternate financing to fund operations, if necessary, or that we will be able to raise additional capital under terms that are favorable to us. Any additional financing may dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock, to the extent an active market is available at such time.

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

If it became necessary to take one or more of the above-listed actions, then our perceived valuation may be lower. Further, the effects on our operations and financial performance may be significant if we do not or cannot take one or more of the above-listed actions in a timely manner and when needed, and our ability to do so may be limited significantly due to the instability of the global financial markets and the resulting limitations on available financing to us and to potential licensees, buyers and investors. Additionally, these options may not be available to us as all of our assets have been pledged as security for the various financings.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. We cannot predict whether future U.S. or international laws or regulations may impose tariffs or other trade restrictions that may have a material adverse effect on our business. For example, in recent periods, the U.S. government has announced, and may continue to announce, various import tariffs on goods imported from certain trade partners, which have resulted, and may continue to result, in reciprocal tariffs on goods exported from the U.S. to such trade partners. An escalating global trade war, including between the U.S. and China, could harm our business and growth prospects. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Israel and Hamas, the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and could require us to delay or abandon development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Conditions in the Middle East, including current uncertainty and instability resulting from the conflict between the United States, Israel and Iran, as well as other regional hostilities, could adversely affect our business.

Political, economic and military conditions in the Middle East and the surrounding region directly affect our business and could materially and adversely affect our business, operations, or personnel. Most recently, on February 28, 2026, the security situation escalated significantly with the commencement of a major military conflict involving the U.S., Israel, and Iran. This situation has led to the closure of regional airspace and retaliatory strikes impacting multiple nations in the Middle East, including Saudi Arabia, the UAE and Qatar.

Such conflict could result in supply disruptions, damage to energy infrastructure, increased shipping and insurance costs, delays or rerouting of oil and gas cargos, heightened security risks, and increased volatility in oil and gas prices, all of which could affect our customers and our ability to do business with them.

The intensity and duration of this active conflict are difficult to predict. Although the current hostilities have not materially impacted our business or operations as of the date of this Annual Report, the conflict is rapidly evolving and developing and it is not possible to predict its long-term consequences on us or our customers. Any escalation and expansion of this conflict could have a negative impact on both global and regional conditions and may adversely affect our business, financial condition and results of operations.

Risks Relating to Our Common Stock

Our shares of common stock have been delisted from The Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is no longer listed on The Nasdaq Capital Market. We are now traded OTC and the ability to find a ready market to purchase and sell our shares is severely limited thereby.

Your percentage ownership will be further diluted in the future.

Your percentage ownership in our common stock will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees. Our Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. In connection with the Senior Term Facility, we issued a warrant to MidCap to purchase 80,000 shares of our common stock, with an exercise price of $8.80 per share. As a result of shares sold or issued under the circumstances described above, your percentage ownership in our common stock will be diluted in the future.

Our stock price may be volatile, meaning purchasers of our common stock could incur substantial losses.

Our common stock is no longer listed on The Nasdaq Capital Market and currently trades on the OTC. Our stock price has been and is likely to continue to be volatile without a ready market in which to trade our shares. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•	failure of any of our products to achieve or continue to have commercial success;
•	the timing of regulatory approval for our future products;
•	adverse regulatory determinations with respect to our existing products;
•	results of our research and development efforts and our clinical trials;
•	the announcement of new products or product enhancements by us or our competitors;
•	regulatory developments in the U.S. and foreign countries;
•	our ability to manufacture our products to commercial standards;
•	developments concerning our clinical collaborators, suppliers or marketing partners;
•	changes in financial estimates or recommendations by securities analysts;
•	public concern over our products;
•	developments or disputes concerning patents or other intellectual property rights;
•	product liability claims and litigation against us or our competitors;
•	the departure of key personnel;
•	the strength of our balance sheet and any perceived need to raise additional funds;
•	variations in our financial results from expected financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of third-party reimbursement in the U.S. and other countries;
•	changes in accounting principles or practices;
•	the lack of current public information regarding our business;
•	general economic, industry and market conditions; and
•	future sales of our common stock.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified a material weakness in our internal control over financial reporting related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists, and gaps in technical accounting expertise to account for complex transactions. The material weakness resulted in the error that was identified and corrected during the year ended December 31, 2025, as discussed further in Note 3. Revision of Previously Issued Consolidated Financial Statements to our audited financial statements appearing elsewhere in this Annual Report. In order to remediate this material weakness, we plan to improve our processes and controls, including senior management review, to achieve accurate financial accounting, reporting and disclosures. Although management believes this remediation action offers the highest likelihood of preventing future misstatements, the planned steps do not eliminate the potential for human error. There could continue to be a possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements. This could cause investors to lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities.

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

Our IT Manager has been designated as our Chief Information Security Officer (“CISO”), who has been with the Company for over five years and has many years of experience in information technology, including relevant experience overseeing IT systems and managing technology-related risks, and is responsible for identifying, assessing and managing our risks from cybersecurity threats. The CISO is supported by our outside IT consulting firm and its cybersecurity team, which includes personnel experienced in cybersecurity, security operations and incident management.

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

We lease an 8,513 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. In August 2022, we exercised the lease renewal option and extended the term of the lease to expire in August 2026, at which time we expect to vacate the premises and transition our headquarters operations to a remote model.

We lease a 17,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. We entered into a new lease in March 2024, the term of which commenced in April 2024 and expires in September 2029. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business, as well as the patient call center and reimbursement center.

ITEM 3.	LEGAL PROCEEDINGS

 From time to time in the ordinary course of our business, we may be a party to certain legal proceedings, incidental to the normal course of our business. These may include controversies relating to contract claims and employment related matters, some of which claims may be material, in which case, we will make separate disclosure as required.

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. We have outstanding assessments from the states of New York and California aggregating to $5.6 million including penalties and interest. The audits cover the period from August 2017 through February 2025.

In January 2021, we received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the Tribunal overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the Appellate Division, and posted the required appellate bond in the form of cash collateral in the amount of $1.3 million. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of our sales tax appeal, affirming the Tribunal’s ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the Court of Appeals. On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York executed on the appellate bond we posted for $1.3 million. As of December 31, 2025, we have a remaining accrual of $0.6 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $2.6 million of assessments in the state of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The state of California has made aggregate assessments of $2.4 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

In those states where we did not or may not prevail with the defenses we have proposed, and in the event there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties. The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 16, 2026, we had 5,888,199 shares of common stock issued and outstanding, which are quoted on the OTC under the symbol “SSKN.” This did not include (i) options to purchase 725,726 shares of common stock, of which 331,797 were vested as of March 16, 2026, (ii) unissued restricted stock units of 2,265, or (iii) 80,000 shares of common stock reserved for issuance pursuant to a warrant.

HOLDERS

On March 16, 2026 the number of record holders of our common stock was 140, not including beneficial holders whose securities are held in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2025. See Note 13. Stock-Based Compensation in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report for additional discussion.

Plan Category	Number of securities to be issued upon exercise of outstanding securities (#)	Weighted average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	725,726	$6.13	536,826
Equity compensation plans not approved by security holders	—	—	—
	725,726	$6.13	536,826

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

Overview

STRATA Skin Sciences, Inc. is a medical technology company in dermatology dedicated to developing, commercializing, and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® line of excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo, and various other skin conditions, as well as the TheraClear® X Acne Therapy System utilized in the treatment of acne-related skin conditions.

The XTRAC ultraviolet light excimer laser system is utilized to treat psoriasis, vitiligo, and other skin diseases. The XTRAC excimer laser system received clearance from the U.S. Food and Drug Administration (the “FDA”) in 2000 and has since become a widely recognized treatment among dermatologists. The system delivers targeted 308nm ultraviolet light to affected areas of skin, leading to psoriasis clearing and vitiligo repigmentation, following a series of treatments. As of December 31, 2025, there were 842 XTRAC systems placed in dermatologists’ offices in the United States under our dermatology recurring procedures model, a decrease from 864 as of December 31, 2024. Under the dermatology recurring procedures model, the XTRAC system is placed in a physician’s office and fees are charged on a per procedure basis or a fee is charged on a periodic basis not to exceed an agreed upon number of procedures. The XTRAC system’s use for psoriasis is covered by nearly all major insurance companies, including Medicare. The VTRAC Excimer Lamp system, offered internationally in addition to the XTRAC, provides targeted therapeutic efficacy demonstrated by excimer technology with the simplicity of design and reliability of a lamp system. We believe there are approximately 8 million people in the United States and up to 125 million people worldwide suffering from psoriasis, and 1% to 2% of the world’s population suffers from vitiligo.

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

Impact of Middle East Conflict

In early 2026, geopolitical tensions in the Middle East escalated significantly, including military conflict involving the U.S., Israel and Iran. While the situation remains fluid and continues to evolve, these developments have contributed to increased regional instability, including disruptions to airspace and heightened volatility in global energy markets. Although we have not experienced a material impact on our operations as of the date of this Annual Report, continued or expanded conflict in the region could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, which in turn could impact our business and results of operations.

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

Recent Developments

MidCap Financing

We amended our credit facility with MidCap Financial Trust (“MidCap”) on November 12, 2025 to, among other things, state that there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025, and continuing thereafter through the quarterly period ending September 30, 2026. For more information, see Note 10. Long-Term Debt to the Notes to Consolidated Financial Statements. Also, as discussed further in the Going Concern section below, we are currently in default of our credit facility.

Equity Distribution Agreement

In October 2021, we entered into an equity distribution agreement under which we could sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares were offered at prevailing market prices, and we paid commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. During the year ended December 31, 2025, we sold an aggregate of 1,717,038 shares of our common stock under the equity distribution agreement at an average price of $2.24 per share for total gross and net proceeds of $3.8 million and $3.6 million, respectively. As of December 31, 2025, we could sell up to an additional $5.1 million of our shares of common stock under the equity distribution agreement, subject to certain limitations. As of the date of this Annual Report, we may not sell any of our shares of common stock under the equity distribution agreement because we deregistered our unsold shares of common stock after the delisting described below.

Common Stock

As previously disclosed on August 22, 2025, we received a deficiency notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). On September 19, 2025, we submitted a plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement (the “Plan”). In response to the Plan, on October 13, 2025, Nasdaq provided us notice that Nasdaq had accepted the Plan and granted us an extension until February 16, 2026 to regain compliance with the Stockholders’ Equity Requirement. On February 9, 2026, we notified Nasdaq that we would not be able to satisfy the terms of the provided extension. As a result, on February 10, 2026, Nasdaq provided us notice that, unless we requested an appeal of the determination related to the Stockholders’ Equity Requirement, trading of our common stock would be suspended at the opening of business on February 19, 2026, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”), which would remove our securities from listing and registration on The Nasdaq Capital Market. Pursuant to the foregoing, on February 19, 2026, we filed Form 15 removing our common stock from registration on The Nasdaq Capital Market. Our shares of common stock are now quoted OTC. Additionally, we filed Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934. Pursuant to this filing, we have terminated our obligations to file periodic reports such as the 10-K and 10-Q with the SEC.

Going Concern

We have historically experienced recurring losses and have been dependent on raising capital from the sale of securities in order to continue to operate. The delisting of our shares constitutes an event of default under the Senior Term Facility (refer to Liquidity and Capital Resources section below), which has continued through the date of filing this Annual Report. The lender reserves any and all rights and remedies available to it under the Senior Term Facility, including, without limitation, its right to choose to accelerate the debt and seek immediate repayment in full. As a result, all of our long-term debt has been classified as current in the consolidated balance sheet, resulting in negative working capital. This, combined with our history of operating losses, raises substantial doubt about our ability to continue as a going concern for the next 12 months from the filing of this Annual Report. Specifically, our ability to meet our obligations and continue operations is dependent upon regaining compliance with our debt covenants, modifying our existing debt, or successfully securing additional sources of liquidity and financing, as well as addressing other challenges, including market conditions that may negatively impact our ability to access capital. These conditions include, but are not limited to, potential future pandemics, changes in U.S. trade policies, supply chain disruptions, customer behavior, and rising interest rates, and could interfere with our ability to access financing and on favorable terms.

Components of Results of Operations

As discussed in Note 3. Revision of Previously Issued Consolidated Financial Statements to the Notes to Consolidated Financial Statements, during the third quarter of 2025, we identified an error in our methodology for accruing sales tax liabilities that had resulted in a cumulative overstatement of accrued expenses and sales tax expense. The overstatement of accrued expenses resulted in an understatement of the carrying value of the dermatology recurring procedures reporting unit, which resulted in a corresponding understatement of goodwill impairment. This error impacted quarterly reporting periods during 2024 and 2025 through June 30, 2025. We assessed the materiality of the error on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108, as codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, in consideration of both quantitative and qualitative factors, we concluded that the error is not material to any previously presented annual or interim financial statements. We revised our financial statements for the periods impacted. The revised balances are reflected in the following discussion of results of operations.

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

We refer you to the section titled “—Critical Accounting Policies and Estimates—Revenue Recognition” appearing elsewhere in this Annual Report for additional information regarding how we account for revenues.

Sales in the United States represented 67% and 62% of our total revenues for the years ended December 31, 2025 and 2024, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through third-party distributors. International revenues were 33% and 38% for the years ended December 31, 2025 and 2024, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand our product offerings and increase the related patient utilization in the United States, as well as grow our presence in Asia.

Cost of Revenues and Gross Profit

Cost of revenues primarily consists of the costs of components and the manufacture of our XTRAC, VTRAC and TheraClear systems. Cost of revenues also includes costs related to personnel, depreciation, amortization, warranty, shipping, and our operations and field service departments.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross profit percentage as our gross profit divided by our revenues. Our gross profit percentage has been and will continue to be affected by a variety of factors, primarily product sales mix and pricing manufacturing costs. Our gross profit percentages on revenues from sales of dermatology procedures equipment are lower than our gross profit percentages on revenues from sales of dermatology recurring procedures and, as a result, the sales mix between dermatology recurring procedures and dermatology procedures equipment can affect the gross profit percentage in any reporting period.

Engineering and Product Development

Engineering and product development expenses consist primarily of personnel expenses, including salaries and related benefits for employees in engineering, product development, regulatory and quality assurance functions. We typically use our employee, consultant and infrastructure resources across our engineering and product development programs.

We plan to incur engineering and product development expenses for the near future as we expect to continue our development efforts focused on the application of our XTRAC system for the treatment of inflammatory skin disorders. As a result of the addition of a new engineer, we expect our engineering and product development expenses to increase relative to our fiscal year 2025 expenses.

Selling and Marketing

Selling and marketing expenses consist of market research and commercial activities related to the sale of our dermatology recurring procedures and dermatology procedures equipment sales, and salaries and related benefits and sales commissions for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing to consumers and dermatologists, practice support programs, travel and training expenses.

We anticipate that our selling and marketing expenses will increase slightly compared to our fiscal year 2025 expenses, primarily as a result of our continued direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners.

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

We anticipate that our general and administrative expenses will decrease compared to our fiscal year 2025 expenses as a result of cost savings associated with no longer operating as a public company and transitioning to a remote model upon the expiration of our headquarters lease, in addition to our ongoing efforts to manage expenses and seek cost reductions.

Impairment of Goodwill

Impairment expense consists of an impairment charge related to goodwill resulting from the acquisition of the XTRAC and VTRAC businesses in 2015. We test goodwill for impairment during the fourth quarter of each year and otherwise whenever circumstances indicate the carrying value of goodwill may not be recoverable. Based on the assessments performed in the fourth quarters of 2025 and 2024 in conjunction with the annual budgeting process, no impairment was recorded in 2025 and we recorded an impairment in 2024 for the amount by which the carrying value of the dermatology recurring procedures reporting unit exceeded its fair value. The 2024 impairment was primarily driven by a decline in projected cash flows, including revenues and profitability.

Settlement Gains

Settlement gains resulted from two discrete transactions during the year ended December 31, 2025. We settled outstanding obligations with a supplier, resulting in the recognition of a gain on the difference between the settlement payment and the value of the related property and equipment. We also resolved a contingent consideration arrangement, under which we were released from future payment obligations and recognized the associated gain upon derecognition of the related intangible assets and liabilities.

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

Income Taxes

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $206.8 million and $69.0 million, respectively. The NOL carryforwards generated prior to 2018 began to expire for federal income tax purposes and begin expiring in 2030 for state income tax purposes. Federal and many state NOLs generated in 2018 and into the future now have an indefinite life.

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

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

	Year Ended December 31,		Change
(in thousands)	2025	2024	Dollar	Percentage

Revenues, net	$30,696	$33,562	$(2,866)	(9)%
Cost of revenues	12,815	14,340	(1,525)	(11)%
Gross profit	17,881	19,222	(1,341)	(7)%
Operating expenses:
Engineering and product development	421	883	(462)	(52)%
Selling and marketing	13,111	12,430	681	5%
General and administrative	10,184	10,896	(712)	(7)%
Impairment of goodwill	—	4,268	(4,268)	(100)%
Settlement gains	(1,135)	—	(1,135)	(100)%
	22,581	28,477	(5,896)	(21)%
Loss from operations	(4,700)	(9,255)	4,555	(49)%
Other (expense) income:
Interest expense	(1,959)	(2,107)	148	(7)%
Interest income	410	242	168	69%
Other income	—	864	(864)	(100)%
	(1,549)	(1,001)	(548)	55%
Loss before benefit from income taxes	$(6,249)	$(10,256)	$4,007	(39)%

Revenues

Revenues by Geography

The following table presents revenues by geography for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Dollar	Percentage

Domestic	$20,584	$20,888	$(304)	(1)%
International	10,112	12,674	(2,562)	(20)%
Total revenues	$30,696	$33,562	$(2,866)	(9)%

Revenues by Product Type

The following table presents revenues by segment for the periods presented below:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Dollar	Percentage

Dermatology recurring procedures	$21,478	$21,171	$307	1%
Dermatology procedures equipment	9,218	12,391	(3,173)	(26)%
Total revenues	$30,696	$33,562	$(2,866)	(9)%

Dermatology Recurring Procedures

Recurring treatment revenues for the year ended December 31, 2025 were $21.5 million, which we estimate is approximately 251,000 XTRAC treatments with prices between $65 and $100 per treatment, compared to recurring treatment revenues for the year ended December 31, 2024 of $21.2 million, which we estimate is approximately 253,000 XTRAC treatments with prices between $65 and $95 per treatment. Subsequent to the launch of the TheraClear Acne Therapy System, there were 166 and 144 TheraClear devices placed in dermatologists’ offices in the United States under our recurring procedures model as of December 31, 2025 and 2024, respectively.

Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We believe that several factors have an impact on the prescribed use of XTRAC treatments for psoriasis and vitiligo patients. Specifically, we believe that there is a lack of awareness of the positive effects of XTRAC treatments among both patients and providers; and the treatment regimen, which can sometimes require up to 12 or more treatments, has limited XTRAC use to certain patient populations. Therefore, our strategy going forward is to continue to increase our direct-to-patient program for XTRAC advertising in the United States, targeting psoriasis and vitiligo patients through a variety of media and through our use of social media such as Facebook and X (formerly Twitter), and aimed at motivating them to seek out XTRAC treatments from our physician partners. We monitor the results of our advertising expenditures in this area to reach the more than 10 million patients in the United States we believe are afflicted with these diseases.

Revenues from dermatology recurring procedures are recognized as revenue over the estimated usage period of the agreed upon number of treatments, as the treatments are being used. As of December 31, 2025 and 2024, we deferred domestic net revenues of $1.5 million and $1.6 million, respectively, which will be recognized as revenue over the remaining usage period for the related placements.

Dermatology Procedures Equipment

For the year ended December 31, 2025, dermatology procedures equipment revenues were $9.2 million. Internationally, we sold 64 systems (54 XTRAC and 10 VTRAC). Domestically, we sold 4 XTRAC systems for the year ended December 31, 2025.

For the year ended December 31, 2024, dermatology procedures equipment revenues were $12.4 million. Internationally, we sold 98 systems (89 XTRAC and 9 VTRAC). Domestically, we sold 12 XTRAC systems for the year ended December 31, 2024.

The $3.2 million decrease in dermatology procedures equipment revenues from the year ended December 31, 2024 to the year ended December 31, 2025 was primarily the result of a decrease in international equipment sales due to the impact of tariffs and retaliatory trade practices by foreign governments against products sold by U.S. companies.

Cost of Revenues and Gross Profit

The following tables present changes in our gross profit, by segment, for the periods presented below:

Dermatology Recurring Procedures

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	Dollar	Percentage

Revenues	$21,478	$21,171	$307	1%
Cost of revenues	8,164	7,799	365	5%
Gross profit	$13,314	$13,372	$(58)	—%
Gross profit percentage	62.0%	63.2%

During the year ended December 31, 2025, we reclassified $0.1 million of outsourced international service fees from cost of revenues to selling and marketing expense for the year ended December 31, 2024 to conform with the current period presentation, which more accurately reflects the nature of these costs.

Gross profit decreased to $13.3 million for the year ended December 31, 2025 from $13.4 million for the year ended December 31, 2024. As a percentage of revenues, gross profit was 62.0% for the year ended December 31, 2025, as compared to 63.2% for the year ended December 31, 2024. The decrease in gross profit percentage from 2025 to 2024 was primarily the result of increases in materials and parts used in operations, and outsourced service fees related to our owned international lasers.

Dermatology Procedures Equipment

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	Dollar	Percentage

Revenues	$9,218	$12,391	$(3,173)	(26)%
Cost of revenues	4,651	6,541	(1,890)	(29)%
Gross profit	$4,567	$5,850	$(1,283)	(22)%
Gross profit percentage	49.5%	47.2%

During the year ended December 31, 2025, we reclassified $47.0 thousand of outsourced international service fees from cost of revenues to selling and marketing expense for the year ended December 31, 2024 to conform with the current period presentation, which more accurately reflects the nature of these costs.

Gross profit decreased to $4.6 million for the year ended December 31, 2025 from $5.9 million for the year ended December 31, 2024. As a percentage of revenues, gross profit was 49.5% for the year ended December 31, 2025, as compared to 47.2% for the year ended December 31, 2024. The increase in gross profit percentage from 2025 to 2024 was primarily the result of the write-off of inventories related to the Pharos laser system products that will no longer be needed for warranty purposes due to the expiration of the related warranty service contracts during 2024, a discount on the sale of certain lasers to an international distributor during 2024 and reduced obsolescence costs during 2025, partially offset by an increase in manufacturing overhead and service fees and the impact of tariffs and retaliatory trade practices by foreign governments against products sold by U.S. companies.

Engineering and Product Development

For the year ended December 31, 2025, engineering and product development expenses were $0.4 million as compared to $0.9 million for the year ended December 31, 2024. Engineering and product development costs during the year ended December 31, 2025 were lower primarily as a result of decreases in salaries and outside services.

Selling and Marketing

As of December 31, 2025, our sales and marketing personnel consisted of 46 full-time positions, compared to 39 full-time positions as of December 31, 2024, inclusive of a vice president of sales and a vice president of marketing and business growth, direct sales organization as well as an in-house call center staffed with patient advocates and a reimbursement group that provides necessary insurance information to our physician partners and their patients.

For the year ended December 31, 2025, sales and marketing expenses were $13.1 million as compared to $12.4 million for the year ended December 31, 2024. Sales and marketing expenses for the year ended December 31, 2025 were higher primarily as a result of increases in (i) certain employee related expenses, including personnel costs resulting from the hiring of individuals to fill previously open positions and expanded recruiting efforts, (ii) expenses related to our direct-to-patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our physician partners, and (iii) trade shows and advertising expenses.

General and Administrative

For the year ended December 31, 2025, general and administrative expenses decreased to $10.2 million from $10.9 million for the year ended December 31, 2024. General and administrative expenses for the year ended December 31, 2025 were lower primarily as a result of (i) an increase in our sales tax accrual during 2024 (see Note 11. Commitments and Contingencies to the Notes to Consolidated Financial Statements) and (ii) decreases in certain employee related expenses, partially offset by (iii) increases in accounting and legal expenses.

Impairment of Goodwill

For the year ended December 31, 2025, there was no impairment expense and for the year ended December 31, 2024, there was $4.3 million of impairment expense. The impairment charge in 2024 related to goodwill associated with the dermatology recurring procedures segment and was primarily driven by a decline in projected cash flows, including revenues and profitability.

Settlement Gains

For the year ended December 31, 2025, settlement gains were $1.1 million. There were no settlement gains for the year ended December 31, 2024. Settlement gains increased in the current year due to the settlement of outstanding obligations with (i) a supplier, resulting in the recognition of a gain on the difference between the settlement payment and the value of the related property and equipment (for additional information see Note 6. Property and Equipment, net to the Notes to Consolidated Financial Statements) and (ii) a Settlement and Mutual Release Agreement (“Theravant Settlement”) with Theravant Corporation (“Theravant”), from which we purchased the TheraClear devices in 2022, pursuant to which we were released from our outstanding obligations for contingent consideration (for additional information see Note 8. Intangible Assets and Goodwill to the Notes to Consolidated Financial Statements).

Interest Expense

Interest expense is primarily attributable to our debt obligations. For the year ended December 31, 2025, interest expense decreased to $2.0 million from $2.1 million for the year ended December 31, 2024, as there was no significant change in the principal balance or interest rate associated with our Senior Term Facility.

Other Income

During the year ended December 31, 2024, we received $0.9 million from the ERC, a refundable tax credit available under the CARES Act that was designed to keep employees on the payroll during the COVID-19 pandemic. There was no such credit received during the year ended December 31, 2025.

Provision for (Benefit from) Income Taxes

We recognized a provision for income taxes of $12.0 thousand for the year ended December 31, 2025 as compared to a benefit from income taxes of $0.2 million for the year ended December 31, 2024, which is comprised primarily of changes in the deferred tax liability related to indefinite-lived intangible assets.

Non-GAAP Financial Measures

We have determined to supplement our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), presented elsewhere within this Annual Report, with certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted EBITDA, “Earnings Before Interest, Taxes, Depreciation, and Amortization.”

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

Reconciliation to the most directly comparable U.S. GAAP measure of all non-GAAP measures included in this Annual Report is as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Net loss	$(6,261)	$(10,086)

Adjustments:
Depreciation and amortization	4,123	4,968
Amortization of operating lease right-of-use asset	344	339
Loss on disposal of property and equipment	92	49
Provision for (benefit from) income taxes	12	(170)
Interest income	(410)	(242)
Interest expense	1,959	2,107
Non-GAAP EBITDA	(141)	(3,035)
Impairment of goodwill	—	4,268
Stock-based compensation	643	427
Employee retention credit	—	(864)
Settlement gains	(1,135)	—
Non-GAAP adjusted EBITDA	$633	$796

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents and restricted cash of $7.9 million and an accumulated deficit of $254.4 million. Net cash used in operations was $2.8 million during the year ended December 31, 2025 and net cash provided by operations was $0.2 million during the year ended December 31, 2024. We have historically incurred operating losses, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional engineering and product development activities and utilize cash for other corporate purposes. Our primary sources of capital have been from borrowings under our debt facilities and sales of our products. As of December 31, 2025, we had $15.0 million of borrowings outstanding under our credit facility with MidCap, which has a final maturity in June 2028.

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

In November 2025, we further amended the credit facility (as amended to date, “Senior Term Facility”), pursuant to which there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025 and continuing thereafter through the quarterly period ending September 30, 2026 (the “Pause Period”). The amendment further provides that commencing with the first quarterly period ending after September 30, 2026, and for each quarterly period thereafter, we shall not permit net revenue for any applicable quarterly period, as tested quarterly on the last day of the applicable quarter to be less than the minimum revenue required by the credit and security agreement for such quarter.

In January 2022, we acquired certain assets related to the TheraClear devices from Theravant. Theravant was eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain development and commercialization related targets. We entered into the Theravant Settlement in October 2025, pursuant to which we were released from all obligations related to contingent consideration. During the fourth quarter of 2025, we wrote off the related product technology intangible asset with a net carrying value of $0.7 million and derecognized our liability for contingent consideration of $1.2 million.

As additional consideration to the mutual releases contained within the Theravant Settlement, we will owe Theravant a royalty equal to 5% of sales of TheraClear® X devices, payable quarterly in arrears, starting on the later of January 1, 2027 or when we first achieve annual domestic revenue of more than $2.5 million from the sale or placement of TheraClear® X devices and ending on the first to occur of (i) we have paid aggregate royalties of $3.0 million to Theravant or (ii) we commercially launch a new TheraClear® X device and replace the current TheraClear® X device (as defined in the Theravant Settlement). No royalties were incurred through December 31, 2025.

In October 2021, we entered into an equity distribution agreement under which we could sell up to $11.0 million of our shares of common stock in registered “at-the-market” offerings. The shares were offered at prevailing market prices, and we paid commissions of up to 3.0% of the gross proceeds from the sale of shares sold through our agent, which may act as an agent and/or principal. In July 2024, we sold 665,136 shares of our common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of $2.1 million and $1.9 million, respectively. In September 2025, we sold 1,097,547 shares of our common stock under the equity distribution agreement at an average price of $2.20 per share for total gross and net proceeds of approximately $2.4 million and $2.2 million, respectively. In October 2025, we sold an aggregate of 619,491 shares of our common stock under the equity distribution agreement at an average price of $2.30 per share for total gross and net proceeds of approximately $1.4 million. As of December 31, 2025, we could sell up to an additional $5.1 million of our shares of common stock under the equity distribution agreement. As of the date of this Annual Report, we may not sell any of our shares of common stock under the equity distribution agreement.

We cannot predict our revenues and expenses in the short term as a result of potential future pandemics, changes in U.S. trade policies, supply chain disruptions, rising interest rates and related responses by our customers and our ultimate consumers as a result thereof. Further, our common stock was delisted from The Nasdaq Capital Market in February 2026, which is an event of default under the Senior Term Facility. The event of default has not been cured as of the date of this Annual Report. MidCap reserves any and all rights and remedies available to it under the Senior Term Facility, including, without limitation, its right to choose to accelerate the debt and seek immediate repayment in full. As a result, all of our long-term debt has been classified as current in the accompanying consolidated balance sheet, resulting in negative working capital. This, combined with its history of operating losses, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the filing of this Annual Report. If we are unable to regain compliance with our debt covenants or modify our existing debt facility, we may seek to sell additional debt or equity securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(2,794)	$188
Investing activities	(1,468)	(1,636)
Financing activities	3,579	1,925
Net (decrease) increase in cash, cash equivalents and restricted cash	$(683)	$477

Operating Activities

Net cash used in operating activities was $2.8 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $0.2 million for the year ended December 31, 2024. The change in net cash used in operating activities during the current period as compared to net cash provided by operating activities in the prior period was primarily the result of (i) an increase in cash used from net non-cash transactions of $5.6 million, primarily as a result of (a) a reduction in impairment expense, as a goodwill write-down was recognized in 2024 and no impairment was recorded in 2025, (b) the recognition of settlement gains and (c) a reduction in amortization expense as certain intangible assets became fully amortized in the current period, (ii) increases in cash used by changes in current balance sheet accounts in the ordinary course of business of approximately $1.2 million, primarily due to (a) $3.1 million from accrued expenses and other current liabilities due to the payment of sales and use taxes accrued in the prior year related to the adverse Appellate Division ruling with respect to the applicability of sales and use taxes to our sales of XTRAC treatment codes and (b) $0.9 million from purchases of inventory, partially offset by decreases in cash used of (c) $1.6 million due to collections of accounts receivable and (d) $1.3 million in accounts payable due to the timing of payments, all partially offset by (iii) a decrease in cash used from a decrease in net loss of approximately $3.8 million.

Investing Activities

Net cash used in investing activities was $1.5 million for the year ended December 31, 2025, compared to net cash used in investing activities of $1.6 million for the year ended December 31, 2024. The cash used in both periods is primarily the result of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $3.6 million for the year ended December 31, 2025, compared to cash provided by financing activities of $1.9 million for the year ended December 31, 2024. The financing activity for the years ended December 31, 2025 and 2024 primarily consisted of net proceeds from the sale of common stock under the equity distribution agreement of $3.6 million and $1.9 million, respectively.

Contractual Obligations and Commitments

Debt Obligations

In September 2021, we entered into an $8.0 million credit and security agreement with MidCap. In June 2023, we amended our credit facility with MidCap to: (i) refinance our existing $8.0 million term loan, (ii) borrow an additional $7.0 million, and (iii) provide for an additional $5.0 million tranche that could have been drawn under certain conditions in 2024. The facility matures on June 1, 2028. Borrowings under the credit facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. We are obligated to make interest-only payments through June 2026. From July 2026 to maturity, we will make principal payments in 24 equal installments. The loan is senior to all other indebtedness and is secured by substantially all of our assets. We are subject to customary affirmative and negative covenants including a financial covenant based on minimum net revenue thresholds. Upon an event of default, including a covenant violation, all principal and interest are due on demand. The credit facility was further amended in February 2024 to, among other things, revise the applicable minimum net revenue threshold financial covenant, March 2024 to clarify certain provisions related to the maintenance of cash collateral accounts, and November 2025 to, among other things, remove the measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025, and continuing thereafter through the quarterly period ending September 30, 2026 (the “Pause Period”). As previously noted, we are currently in default on the Senior Term Facility due to the delisting of our common shares in February 2026, and MidCap reserves any and all rights and remedies available to it under the Senior Term Facility, including, without limitation, its right to choose to accelerate the debt and seek immediate repayment in full.

Operating Lease Obligations

We lease our facilities and certain IT and office equipment under non-cancellable operating leases with remaining lease terms of up to four years. Remaining lease obligations are $1.2 million as of December 31, 2025, with payments of $0.3 million due within the next year.

Contingent Consideration

Theravant, the seller of the TheraClear devices, was eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. We entered into the Theravant Settlement in October 2025, pursuant to which we were released from all obligations related to contingent consideration.

Royalty Payments

As additional consideration to the mutual releases contained within the Theravant Settlement, we will owe Theravant a royalty equal to 5% of sales of TheraClear® X devices, payable quarterly in arrears, starting on the later of January 1, 2027 or when we first achieve annual domestic revenue of more than $2.5 million from the sale or placement of TheraClear® X devices and ending on the first to occur of (i) we have paid aggregate royalties of $3.0 million to Theravant or (ii) we commercially launch a new TheraClear® X device and replace the current TheraClear® X device (as defined in the Theravant Settlement). No royalties were incurred through December 31, 2025.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2025.

Critical Accounting Estimates

The preparation of our financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC requires us to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We evaluate our estimates and assumptions on an ongoing basis and, if necessary, make adjustments. Due to the risks and uncertainties involved in our business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

We define our critical accounting policies as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. While our significant accounting policies are more fully described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report, we believe the following discussion addresses our most critical accounting policies.

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

Goodwill and Intangible Impairments

As of December 31, 2025, we had $1.4 million of goodwill related to the acquisitions of the XTRAC and VTRAC businesses in fiscal 2015. We evaluate the carrying value of goodwill during the fourth quarter of each year and whenever circumstances indicate the carrying value of goodwill may not be recoverable. The determination of the fair value of the reporting units to which the goodwill relates requires management to make estimates and assumptions. We organized our business into two operating segments, which also serve as our goodwill reporting units and are defined as Dermatology Recurring Procedures and Dermatology Procedures Equipment. Our analysis employed the use of both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine profit margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Based on the assessments performed in the fourth quarters of 2025 and 2024 in conjunction with the budgeting process, we recorded no impairment charge for 2025 and a $4.3 million impairment charge for 2024, related to goodwill, which was the amount of the excess of the carrying value of the Dermatology Recurring Procedures reporting unit over its fair value. The impairment was primarily driven by a decline in projected cash flows, including revenues and profitability. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

All of our intangible assets are finite-lived assets, with amortization recorded over the estimated useful life on a straight-line basis. During the year ended December 31, 2025, we wrote off the remaining carrying value of the product technology intangible asset as a result of the Theravant Settlement. There were no write downs during the year ended December 31, 2024. As of December 31, 2025, we had $3.4 million of intangible assets. The finite-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Our intangible assets are grouped into five categories: core technology, product technology, customer relationships, trade names and Pharos customer lists. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows attributable to the asset group. If the carrying amount of an asset group exceeds its undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds its fair value of the asset group.

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

In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by us are subject to sales and use tax rather than exempt from tax under applicable law. We have outstanding assessments from the states of New York and California aggregating to $5.6 million including penalties and interest. The audits cover the period from August 2017 through February 2025. In January 2021, we received notification that an administrative state judge in New York issued an opinion finding in favor of us that the sale of XTRAC treatment codes was not taxable as sales tax with respect to that state’s first assessment. The relevant taxing authority filed an appeal of the administrative law judge’s finding and, following the submission of legal briefs by both sides and oral argument held in January 2022, on May 6, 2022, we received a written decision from the State of New York Appeals Tribunal (“Tribunal”) overturning the favorable sales tax determination of the administrative law judge. We appealed the Tribunal’s decision to the New York State Appellate Division (“Appellate Division”), and posted the required appellate bond in the form of cash collateral in the amount of $1.3 million. Oral argument was held by the Appellate Division on January 18, 2024.

On March 8, 2024, we received a decision from the Appellate Division ruling against us in the matter of its sales tax appeal, affirming the Tribunal’s ruling that our sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, our customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, we filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied our motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York executed on the appellate bond we posted for $1.3 million. As of December 31, 2025, we have a remaining accrual of $0.6 million including penalties and interest as a result of the Appellate Division ruling. We are in the administrative process of appeal with respect to the remaining $2.6 million of assessments in the state of New York. We believe that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided we can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

The state of California has made aggregate assessments of $2.4 million including penalties and interest. The audits cover the period from June 2018 through June 2022. We are in the administrative process of appeal in this jurisdiction as well.

In those states where we did not or may not prevail with the defenses we have proposed, and in the event there is a determination that the true object of our recurring revenue model is not exempt from sales taxes and is not a prescription medicine, or we do not have other defenses where we prevail, we may be subject to sales taxes in those particular states for previous years and in the future, plus potential interest and penalties. The precise scope, timing and time periods at issue, as well as the final outcomes of the investigations and judicial proceedings, remain uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary. As of December 31, 2025 and 2024, we have estimated our sales and use tax liability to be approximately $3.8 million and $5.1 million, respectively, which includes $0.6 million and $1.8 million at December 31, 2025 and 2024, respectively, that was accrued as a result of the Appellate Division ruling.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting that had not yet been remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of December 31, 2025.

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

Management identified a material weakness in our internal controls over financial reporting at December 31, 2024 related to a lack of detailed management review of account reconciliations and account analyses, including those prepared by third-party specialists, which had not been remediated as of December 31, 2025. This material weakness resulted in the error that was identified and corrected during the year ended December 31, 2025, as discussed further in Note 3. Revision of Previously Issued Consolidated Financial Statements to our audited financial statements appearing elsewhere in this Annual Report. Additionally, we identified gaps in technical accounting expertise to account for complex transactions.

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

During the three months ended December 31, 2025, none of the directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Name	Position	Age

Dr. Uri Geiger	Chairman of the Board	58
Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	62
Christina Allgeier(1)(2)	Director	53
Shmuel (Samuel) Rubinstein(1)(2)	Director	85
Dr. Irit Yaniv(1)(2)	Director	60

(1)	Member of the Audit Committee. Ms. Allgeier serves as Chair of the Audit Committee.
(2)	Member of the Compensation/Nominating and Corporate Governance Committee. Mr. Rubinstein serves as Chair of the Compensation/Nominating and Corporate Governance Committee.

Below is a biography of each of the directors, other that Dr. Rafaeli, whose biography can be found under Executive Officers.

Dr. Uri Geiger has served as our Chairman of the Board since 2018. He has served as Managing Partner of Accelmed, a private equity investment firm he co-founded in 2009 focused on medical device companies. Prior to founding Accelmed, Dr. Geiger served as the CEO of Exalenz Bioscience Ltd., a medical technology company, from May 2006 until December 2008. Prior to that, Dr. Geiger co-founded and was the CEO of GalayOr Networks, a developer of optical components from 2001 until 2003. Dr. Geiger was also the founding partner of Dragon Variation Fund in 2000, one of Israel’s first hedge funds, which was sold to Migdal in 2007. Dr. Geiger worked on Wall Street during the 1990s, where he gained a broad understanding of and significant experience in capital markets. Dr. Geiger was formerly an adjunct professor at Tel Aviv University’s Recanati School of Business where he lectured on private equity and venture capital and authored the books “Startup Companies and Venture Capital” and “From Concept to Wall Street.” He earned his doctorate from New York’s Columbia University Center for Law & Economics, where he majored in global equity markets. Dr. Geiger brings extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises. Dr. Geiger served as Chairman and Board member of over 30 medical device companies including a number of NASDAQ listed companies. Dr. Geiger served as the Chairman of the Board of Directors of Cogentix Medical from November 2016 until its sale in April 2018 and he is currently on the board of a number of public and private medical device companies. Dr. Geiger has served on the board of directors of NeuroPace, Inc., a publicly traded medical device company focused on epilepsy, since January 2023 and Minerva Surgical, Inc., which was a publicly traded medical device company focused on uterine healthcare, since February 2023. We believe Dr. Geiger’s qualifications to serve on our Board of Directors includes his extensive entrepreneurial, management and investment know-how having created and built many successful medical device enterprises.

Christina Allgeier has served as a member of the Board since October 2024, and is a finance consultant with Danforth Advisors and has over 25 years of experience in the life sciences and medical device industries. Ms. Allgeier previously served as the Company’s Chief Financial Officer and Treasurer from November 2015 through December 31, 2017 and remained a consultant to the Company through March 31, 2018. Ms. Allgeier joined the Company when the Company acquired the XTRAC business from PhotoMedex, where she had been the Chief Accounting Officer. Ms. Allgeier is a Certified Public Accountant in Pennsylvania and holds a BS degree in accounting from Penn State University. We believe Ms. Allgeier’s qualifications to serve on our Board of Directors include her extensive experience in the medical device industry, specifically the XTRAC, and her significant SEC experience.

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

Dr. Irit Yaniv has been a member of our Board since 2023. She has more than 25 years of experience in the venture capital, pharmaceutical and MedTech industries. As a senior manager, skilled physician, and experienced board member, she possesses a highly developed combination of leadership, decision making and business skills. Dr. Yaniv has served as partner at Accelmed Ventures since 2012. During this time she led Eximo from pre-clinical development through acquisition. Dr. Irit Yaniv previously served as Executive Director and Chairperson of Accelmed’s Innovation Hub portfolio companies, a global group of funds investing and acquiring control in HealthTech companies focused on Buyout and Non-Control transactions in commercial stage companies. Dr. Yaniv holds an MD degree from the Ben-Gurion University and an MBA from the Recanati Business School at Tel Aviv University. We believe Dr. Yaniv’s qualifications to serve on our Board of Directors include her extensive healthcare and medical device industry experience.

Executive Officers

The table below sets forth information about our executive officers. We have also included below a brief summary of the business experience of each of our executive officers.

Name	Position	Age

Dr. Dolev Rafaeli	President, Chief Executive Officer and Vice Chairman of the Board	62
John Gillings	Chief Accounting Officer	50
Shmuel Gov	Chief Operating Officer	67

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

John Gillings joined the Company in August 2024 as the Company’s Vice President of Finance and Administration, and was promoted to the role of Chief Accounting Officer in November 2024. Prior to joining Strata, Mr. Gillings worked in private equity with Accelmed Partners, a middle market investment firm focused on medical device companies. Previously, he headed investor relations for Apollo Endosurgery and was a publishing equity research analyst at JMP Securities, where he covered the MedTech/Medical Devices sector. He holds undergraduate and masters degrees in accounting from the University of Utah and a masters in finance from London Business School.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

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

Audit Committee

The current members of our Audit Committee are Christina Allgeier (Chair), Samuel Rubinstein, and Irit Yaniv. Ms. Allgeier chairs this committee and has been designated as the “Audit Committee financial expert” under Item 407(d)(5) of Regulation S-K. The Board of Directors has determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC and NASDAQ. Our Board of Directors has determined that each member of the Audit Committee has the requisite accounting or related financial expertise required by applicable NASDAQ rules. Our Audit Committee assists our Board of Directors in its oversight of:

•	appointing, evaluating and determining the compensation of our independent auditors;
•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;
•	reviewing disclosure controls and procedures, internal controls over financial reporting, any internal audit function and corporate policies with respect to financial information;
•	reviewing other risks that may have a significant impact on our financial statements;
•	preparing the Audit Committee report for inclusion in the annual proxy statement;
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;
•	approving all related person transactions, as defined by applicable SEC Rules, to which we are a party; and
•	evaluating annually the Audit Committee charter.

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

Compensation and Nominating/Governance Committee

The current members of our Compensation and Nominating/Governance Committee are Samuel Rubinstein (Chair), Irit Yaniv, and Christina Allgeier, each of whom we believe satisfies the independence requirements of NASDAQ. Mr. Rubinstein chairs this committee. The purpose of our Compensation/Nominating and Governance Committee is to assist in the responsibilities of the Board of Directors relating to compensation of our executive officers. In addition to its role in compensation matters, the purpose of our Compensation and Nominating/Governance Committee is to review all Board of Director-recommended and stockholder-recommended nominees, determine each nominee’s qualifications and to make a recommendation to the full Board of Directors as to which persons should be the Board of Directors’ nominees. Specific responsibilities of the committee include:

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

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

During the year ended December 31, 2025, our named executive officers were:

•	Dolev Rafaeli, President and Chief Executive Officer
•	John Gillings, Chief Accounting Officer
•	Shmuel Gov, Chief Operating Officer

Components of Executive Compensation during 2025

Dr. Rafaeli’s salary in 2025 was $500,000 which was increased in April 2025 to $520,000. Dr. Rafaeli is entitled to receive a non-equity bonus of up to 75% of salary based on a matrix of personal and Company-wide goals.

Mr. Gillings’ salary in 2025 was $225,000 which was increased in April 2025 to $234,000. Mr. Gillings is entitled to receive a non-equity bonus of up to 25% of salary based on a matrix of personal and Company-wide goals.

Mr. Gov’s salary in 2025 was $330,000 which was increased in April 2025 to $343,200. Mr. Gov is entitled to receive a non-equity bonus of up to 50% of salary based on a matrix of personal and Company-wide goals.

 SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2025 and 2024 concerning compensation for our named executive officers.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation ($)(1)	Options(2)	All Other Compensation(3)	Total

Dolev Rafaeli	2025	$533,846	$375,000	$106,546	$75,153	$1,090,545
President, Chief Executive Officer and Vice-Chairman of the Board*	2024	$508,882	$63,699	$—	$28,800	$601,381

John Gillings	2025	$240,230	$28,000	$55,110	$12,000	$335,340
Chief Accounting Officer	2024	$82,211	$—	$56,460	$5,000	$143,671

Shmuel Gov	2025	$352,338	$171,600	$73,480	$22,686	$620,104
Chief Operating Officer	2024	$324,877	$120,000	$—	$25,800	$470,677

* Dr. Rafaeli joined the Company effective October 30, 2023. As an inducement material to Dr. Rafaeli entering into an employment agreement with the Company and commencing employment as its Vice-Chairman, Chief Executive Officer and President. Dr. Rafaeli received an equity-based award of a stock option to purchase 174,556 shares of the Company’s common stock, with a strike price of $5.30 per share, vesting over a three year period, with 14,546 options vesting on January 31, 2024 and 14,546 options vesting every three months thereafter, provided in general that Dr. Rafaeli remains in the Company’s employ through each applicable vesting date and subject to the terms and conditions of the applicable award agreement. The figure stated represents the vested portions of the grant.

(1)	Represents annual bonus amounts paid to the named individuals under the bonus plans in their respective employment agreements.
(2)
These amounts are equal to the aggregate grant-date fair value with respect to the awards made in the respective year, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(3)	“All Other Compensation” for the fiscal years ended December 31, 2025 and 2024 includes the following:
a.	Dr. Rafaeli received (i) a payment for unused vacation of $46,153 in 2025, (ii) a car allowance of $15,000 for each year and (iii) a 401(k) match of $14,000 and $13,800, respectively;
b.	Mr. Gillings received a car allowance of $12,000 and $5,000, respectively; and
c.	Mr. Gov received (i) a car allowance of $12,000 for each year and (ii) a 401(k) match of $10,686 and $13,800, respectively.

Overview of Executive Employment Agreements and Payments upon Termination or Change of Control

Employment Agreement with Dr. Dolev Rafaeli

On October 30, 2023, the Company appointed Dr. Dolev Rafaeli, Ph.D., (“Rafaeli”), as its Vice-Chairman of the Board, President and Chief Executive Officer. Pursuant to such appointment, the Company and Rafaeli entered into an employment agreement, dated as of October 30, 2023 (the “Rafaeli Employment Agreement”), which provides for, among other things: (i) a three-year term of employment, commencing on October 31, 2023 (the “Start Date”), which renews for successive one year additional terms unless a party gives the other party a notice of non-renewal at least 90 days prior to the end of the then applicable employment term; (ii) an annual base salary of $500,000 minus applicable withholdings and deductions; (iii) a bonus for the fiscal year ending December 31, 2023, equal to $375,000 times a ratio equal to (a) the number of days from the Start Date until December 31, 2023, divided by (b) 365; (iv) an incentive bonus opportunity for each fiscal year of the Company, during the term of the Rafaeli Agreement, beginning on January 1, 2024, equal to 75% of his base salary for such year; (iv) participation in long-term incentive plans and employee benefit plans, including health and 401(k) plans generally in effect for the Company’s employees; (v) 24 days of annual vacation, plus 10 established holiday days, per full calendar year of employment; and (vi) an automobile and maintenance allowance of $1,250 per month. In addition, on the Start Date, Rafaeli, was awarded an option to purchase 174,556 shares of common stock, which options will vest in twelve equal quarterly amounts over a period of three years from the Start Date (the “Option”). The Option is intended to constitute an employment inducement grant under Nasdaq Listing Rule 5635(c)(4). The Compensation Committee as ratified by the Board has approved updated incentive compensation plans for Dr. Rafaeli after expiration of the dates for the original incentive payments set forth in the agreement.

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

Change in Control Agreement with John Gillings

On August 14, 2024, the Company entered into a change in control agreement with Mr. Gillings, providing for certain benefits and payments in the event of a Change in Control, as defined in the agreement. Should the payment obligation be triggered, Mr. Gillings would be entitled to severance in an amount equal to his then annual base compensation then in effect for six (6) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company’s normal payroll procedures over six (6) months. A pro-rata payment from the Company’s annual bonus plan for the fiscal year in which his termination occurred, equal to the payment he would have received had he remained in the employment of the Company through the end of such fiscal year, multiplied by a fraction, the numerator of which is the number of full months elapsed from the start of such fiscal year to the date of his termination of employment, and the denominator of which is 12. For a period of six (6) months following his termination, he will remain eligible to participate, on the same terms and conditions as apply from time to time to the Company’s senior management generally, in the health, vision and dental programs of the Company; provided, however, that such eligibility will cease at such time as he becomes eligible to participate in comparable programs of a subsequent employer.

Change in Control Agreement with Shmuel Gov

As of August 2, 2021, the Company entered into a severance agreement with Mr. Gov, providing for certain benefits and payments in the event of a Change in Control, as defined in the agreement. Should the payment obligation be triggered, Mr. Gov would be entitled to severance in an amount equal to his then annual base compensation then in effect for nine (9) months payable in equal installments, less applicable taxes and withholdings, pursuant to the Company’s normal payroll procedures over nine (9) months. A pro-rata payment from the Company’s annual bonus plan for the fiscal year in which his termination occurred, equal to the payment he would have received had he remained in the employment of the Company through the end of such fiscal year, multiplied by a fraction, the numerator of which is the number of full months elapsed from the start of such fiscal year to the date of his termination of employment, and the denominator of which is 12. For a period of nine (9) months following his termination, he will remain eligible to participate, on the same terms and conditions as apply from time to time to the Company’s senior management generally, in the health, vision and dental programs of the Company; provided, however, that such eligibility will cease at such time as he becomes eligible to participate in comparable programs of a subsequent employer.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unvested Options (#)	Option Exercise Price	Option Expiration Date

Dolev Rafaeli	10/30/2023	116,372	58,184	$5.30	10/30/2033
5/13/2025		—	58,000	$2.55	5/13/2035

John Gillings	8/13/2024	7,500	22,500	$2.71	8/13/2034
5/13/2025		—	30,000	$2.55	5/13/2035

Shmuel Gov	6/7/2016	1,500	—	$37.50	6/7/2026
6/4/2018		20,000	—	$19.30	6/4/2028
11/22/2019		10,000	—	$24.60	11/22/2029
11/13/2020		10,000	—	$14.60	11/13/2030
3/30/2022		5,250	1,750	$14.50	3/30/2032
4/3/2023		3,500	3,500	$10.60	4/3/2033
11/21/2023		20,812	20,813	$5.00	11/22/2033
5/13/2025		—	40,000	$2.55	5/13/2035

(1)	Options granted were under the 2016 Omnibus Incentive Plan, as amended.

Equity Grant Policy

Our Compensation Committee does not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The following table presents information regarding stock options granted in 2025 to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award
Percentage Change in the Closing
Market Price of the Securities
Underlying the Award Between the
Trading Day Ending Immediately Prior
to the Disclosure of Material Nonpublic
Information and the Trading Day
Beginning Immediately Following the
Disclosure of Material Nonpublic
Information

Dolev Rafaeli	5/13/2025	58,000	$2.55	$106,546	0.3%

John Gillings	5/13/2025	30,000	$2.55	$55,110	0.3%

Shmuel Gov	5/13/2025	40,000	$2.55	$73,480	0.3%

Director Compensation

During 2025, non-management directors received the following compensation as applicable to each particular director:

Base Board Fee
Member	$40,250
Chair*	$70,250

Audit Committee**
Member	$8,000
Chair	$16,000

Compensation/Nominating Corporate Governance Committee**
Member	$6,000
Chair	$15,000

* Board chair does not serve on any committees.
** Additional fees to base fee

New independent Board members shall receive a one-time grant of 20,000 stock options.

The table below sets forth our non-employee directors’ compensation for the year ended December 31, 2025:

Name	Fees Earned	Stock Awards	All Other Compensation	Total

Uri Geiger(1)	$70,250	$—	$841	$71,091
Samuel Rubinstein	$63,250	$—	$4,125	$67,375
Christina Allgeier	$62,250	$—	$—	$62,250
Irit Yaniv	$54,250	$—	$6,192	$60,442

(1)	Fees paid on behalf of Dr. Geiger were paid to Accelmed as a result of the fact that Accelmed’s partnership agreement precludes the receipt of any cash.

Limitation on Directors’ Liabilities; Indemnification of Officers and Directors

Our Fifth Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for (i) any breach of the director’s duty of loyalty; (ii) acts for omissions not in good faith or which involve intentional misconduct or a knowing violation of law; breach of duty with respect to dividends and other distributions; or (iii) any transaction from which the director derived an improper personal benefit.

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance, which expires on May 29, 2026. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects, as of December 31, 2025, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)

Uri Geiger(3)	1,441,835	24.5%
Dolev Rafaeli(6)	274,074	4.7%
Irit Yaniv	2,000	*
Shmuel Rubinstein(7)	10,766	*
Christina Allgeier	20,000	*
Shmuel Gov(2)	73,062	1.2%
John Gillings	7,500	*
All directors and officers as a group (seven persons)		31.1%
		*
Accelmed Partners LP(3)	1,441,835	24.5%
Nantahala Capital Management, LLC(4)	403,917	6.9%
22NW Fund, LP(5)	536,995	9.1%
Lincoln Alternative Strategies LLC(8)	365,849	6.2%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable, or exercisable within 60 days of December 31, 2025 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 5,888,199 shares of common stock outstanding as of December 31, 2025.

(2)	Holdings include exercisable options to purchase common stock.
(3)
Dr. Geiger is a managing partner at Accelmed. The business address of Accelmed Partners L.P. (“Accelmed Partners”) is 848 Brickell Avenue, 9th Floor, Miami, FL 33131. Accelmed Partners GP (“Accelmed GP”), the General Partner of Accelmed Partners, and Uri Geiger, the Managing Director of Accelmed Management Ltd., which is the management company of Accelmed Partners, each have voting and investment control of the securities held by Accelmed. Dr. Geiger is the Co-Founder and Managing Partner of Accelmed Partners. Each of Accelmed Partners and Uri Geiger disclaim beneficial ownership over the securities owned by Accelmed Partners except to the extent of their respective pecuniary interest therein. Accelmed Partners holds 1,441,835 shares of common stock. Dr. Geiger disclaims beneficial ownership of the 1,441,835 shares owned by Accelmed Partners. The foregoing has been derived from a Schedule 13D/A filed by Accelmed on September 5, 2025.

(4)
The business address of Nantahala Capital Management, LLC (“Nantahala”) is 130 Main Street, 2nd Floor, New Canaan, CT 06840. Nantahala may be deemed to be the beneficial owner of 403,917 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares.

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

(6)	Includes vested common stock options.
(7)	Includes vested restricted stock units and common stock options.
(8)
The business address of Lincoln Alternative Strategies LLC (“Lincoln”) is 404 Washington Ave., Suite 650, Miami Beach, FL 33139. The foregoing has been derived from a Schedule 13G filed by Lincoln on September 4, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 30, 2018, the Company entered into a stock purchase agreement (the “Accelmed Purchase Agreement”) with Accelmed Partners, pursuant to which Accelmed agreed to invest $13.0 million to purchase, upon closing, 1,203,703 shares of the Company’s common stock at a price per share of $10.80. The Company may incur additional expenses, or Accelmed may receive additional shares in the event of certain contingencies. Upon closing under the Accelmed Purchase Agreement, Accelmed was the largest shareholder of the Company.

The Accelmed Purchase Agreement also requires that the Company indemnify Accelmed for certain items as defined in the Accelmed Purchase Agreement, which may result in the issuance of additional shares of the Company’s common stock to the Investors in the event the Company incurs additional cash obligations above the thresholds contained in the Accelmed Purchase Agreement, including excess amounts from sales taxes, broker fees, insurance coverage and legal fees (the “Retained Risk Provisions”). Pursuant to the Retained Risk provisions, Accelmed received an additional 7,559 shares.

Review, Approval or Ratification of Transactions with Related Persons

In accordance with its charter, the Audit Committee is responsible for reviewing all “related party transactions” (defined as such transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an on-going basis. All such related party transactions must be approved by the Audit Committee.

Director Independence

The Board of Directors has determined that each of Christina Allgeier, Samuel Rubinstein, and Irit Yaniv satisfies the independence requirements of the SEC and NASDAQ, as applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid by us for the audit and other services provided by CBIZ CPAs P.C. (Philadelphia, PA, PCAOB ID 199) for 2025 and Marcum LLP (Philadelphia, PA, PCAOB ID 688) for 2024 (CBIZ CPAs P.C. acquired the attest business of Marcum LLP):

	2025	2024

Audit Fees(1)	$574,886	$535,765
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$574,886	$535,765

(1)
Consists of fees paid for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of all tax related services.
(4)	There were no other fees paid to the auditors for the years ended December 31, 2025 and 2024.

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

The Audit Committee’s pre-approval policy provides as follows:

•
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage CBIZ CPAs P.C. for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firm detailed above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Consolidated balance sheets of STRATA Skin Sciences, Inc. and subsidiary as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2025 and 2024.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits

The exhibits listed under subsection (b) of this Item 15 are hereby incorporated by reference.

1.1	Placement Agency Agreement (incorporated by reference to Exhibit 1.1 contained in our Form 8-K current report as filed on September 3, 2025).
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

10.25
Amendment No. 4 to Credit and Security Agreement, dated as of February 20, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2024)

10.26
Amendment No. 5 to Credit and Security Agreement, dated as of March 27, 2024, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2023)

10.27
Amendment No. 6 to Credit and Security Agreement, dated as of November 12, 2025, among STRATA Skin Sciences, Inc., MidCap Financial Trust, as administrative agent, and the lenders identified therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2025).

10.28
Asset Purchase Agreement, dated as of January 10, 2022, between STRATA Skin Sciences, Inc., Theravant Corporation and certain other parties thereto (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K dated January 10, 2022).

10.29
Form of Development Agreement by and between Theravant Corporation and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.30
Asset Purchase Agreement, dated as of August 16, 2021, between STRATA Skin Sciences, Inc. and Ra Medical Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2021).

10.31*	Form of Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.32*	Form of VWAP Performance Stock Option Agreement (Non-Qualified Stock Option) (incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2022)
10.33
Letter Agreement, dated as of June 30, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 6, 2023).

10.34
Intellectual Property Security Agreement Supplement, dated July 5, 2023, between STRATA Skin Sciences, Inc. and MidCap Financial Trust (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.35
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

10.37	Form of Stock Option Agreement between Dolev Rafaeli and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 30, 2023).
10.38
Retention Agreement, dated October 30, 2023, between Chris Lesovitz and STRATA Skin Sciences, Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 30, 2023).

10.39
Letter agreement, dated as of February 20, 2024, between STRATA Skin Sciences, Inc. and MidCap Financial Trust, as administrative agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 21, 2024).

10.40	Form of the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 contained in our Form 8-K current report as filed on September 3, 2025).
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated April 25, 2025 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on April 25, 2025).
19.1	Insider Trading Policy (attached hereto)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Accounting Officer
32.1**	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	STRATA Skin Sciences, Inc. Clawback Policy (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2023)

*	Indicates management contract or compensatory plan
**
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATA SKIN SCIENCES, INC.

Date:	March 25, 2026	By:	/s/ Dolev Rafaeli
Dolev Rafaeli
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dolev Rafaeli	President, Chief Executive Officer,	March 25, 2026
Dolev Rafaeli	and Director (Principal Executive Officer)

/s/ John Gillings	Chief Accounting Officer	March 25, 2026
John Gillings	(Principal Financial Officer and Accounting Officer)

/s/ Uri Geiger	Director and Chairperson of the Board of Directors	March 25, 2026
Uri Geiger

/s/ Samuel Rubinstein	Director	March 25, 2026
Samuel Rubinstein

/s/ Dr. Irit Yaniv	Director	March 25, 2026
Dr. Irit Yaniv

/s/ Christina Allgeier	Director	March 25, 2026
Christina Allgeier

STRATA SKIN SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Strata Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Strata Skin Sciences, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s shares were delisted from The Nasdaq Capital Market on February 19, 2026 which constitutes an event of default under its Senior Term Facility. This, combined with the Company’s history of operating losses raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
•
Material adjustment to the sales tax accrual due to error in the Company’s methodology for accruing sales tax liabilities. This resulted in a cumulative overstatement of accrued expenses and sales tax expense, and revision of previously issued consolidated financial statements (Note 3).

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

•	We inspected correspondence and determinations from relevant state taxing authorities for those states undergoing sales tax audits.
•	We tested the underlying data of management’s calculations and analyzed the expiration of statutes of limitations and tax rates.
•	We tested management’s adjustment to the revised sales tax accrual and reviewed sales tax filings in a number of states that were included in the adjustment.

Goodwill:

As discussed in Note 2 to the consolidated financial statements, goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually at the reporting unit level. Management bypassed the qualitative impairment assessment (step zero) and performed a quantitative impairment assessment. The Company used a combination of the market and income approaches to determine the estimated fair value of its reporting units as of December 31, 2025.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, Pennsylvania
March 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
STRATA Skin Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of STRATA Skin Sciences, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2019 through 2025.

Philadelphia, Pennsylvania
March 27, 2025

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,912	$7,261
Restricted cash	—	1,334
Accounts receivable, net of allowance for credit losses of $551 and $433 at December 31, 2025 and 2024, respectively	4,121	5,253
Inventories	2,814	2,246
Prepaid expenses and other current assets	753	501
Total current assets	15,600	16,595
Property and equipment, net	8,964	10,061
Operating lease right-of-use assets	920	1,264
Intangible assets, net	3,377	5,348
Goodwill	1,429	1,429
Other assets	231	231
Total assets	$30,521	$34,928

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,349	$—
Accounts payable	2,758	2,433
Accrued expenses and other current liabilities	6,155	7,364
Deferred revenues	2,248	2,241
Current portion of operating lease liabilities	231	328
Current portion of contingent consideration	—	1,030
Total current liabilities	26,741	13,396
Long-term debt, net	—	15,192
Deferred revenues and other liabilities	184	353
Operating lease liabilities, net of current portion	688	919
Contingent consideration, net of current portion	—	96
Total liabilities	27,613	29,956
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series C convertible preferred stock, $0.10 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 5,888,199 and 4,171,161 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	4
Additional paid-in capital	257,307	253,112
Accumulated deficit	(254,405)	(248,144)
Total stockholders’ equity	2,908	4,972
Total liabilities and stockholders’ equity	$30,521	$34,928

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Revenues, net	$30,696	$33,562
Cost of revenues	12,815	14,340
Gross profit	17,881	19,222
Operating expenses:
Engineering and product development	421	883
Selling and marketing	13,111	12,430
General and administrative	10,184	10,896
Impairment of goodwill	—	4,268
Settlement gains	(1,135)	—
	22,581	28,477
Loss from operations	(4,700)	(9,255)
Other (expense) income:
Interest expense	(1,959)	(2,107)
Interest income	410	242
Other income	—	864
	(1,549)	(1,001)
Loss before (provision for) benefit from income taxes	(6,249)	(10,256)
(Provision for) benefit from income taxes	(12)	170
Net loss	$(6,261)	$(10,086)

Net loss per share of common stock, basic and diluted	$(1.35)	$(2.65)
Weighted average shares of common stock outstanding, basic and diluted	4,650,556	3,807,186

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid- in-Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2024	3,506,025	$4	$250,742	$(238,058)	$12,688
Stock-based compensation expense	—	—	427	—	427
Sale of common stock, net of offering costs	665,136	—	1,943	—	1,943
Net loss	—	—	—	(10,086)	(10,086)
Balance at December 31, 2024	4,171,161	4	253,112	(248,144)	4,972
Stock-based compensation expense	—	—	643	—	643
Sale of common stock, net of offering costs	1,717,038	2	3,552	—	3,554
Net loss	—	—	—	(6,261)	(6,261)
Balance at December 31, 2025	5,888,199	$6	$257,307	$(254,405)	$2,908

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(6,261)	$(10,086)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,123	4,968
Impairment of goodwill	—	4,268
Amortization of operating lease right-of-use assets	344	339
Amortization of deferred financing costs and debt discount	157	148
Provision for credit losses	129	(182)
Stock-based compensation expense	643	427
Loss on disposal of property and equipment	92	49
Settlement gains	(1,135)	—
Inventory write-off	—	162
Deferred income taxes	—	(186)
Changes in operating assets and liabilities:
Accounts receivable	1,003	(631)
Inventories	(288)	572
Prepaid expenses and other assets	(252)	(189)
Accounts payable	350	(954)
Accrued expenses and other liabilities	(1,248)	1,859
Deferred revenues	(123)	(57)
Operating lease liabilities	(328)	(319)
Net cash (used in) provided by operating activities	(2,794)	188
Cash flows from investing activities:
Purchase of property and equipment	(1,468)	(1,636)
Net cash used in investing activities	(1,468)	(1,636)
Cash flows from financing activities:
Payment of contingent consideration	—	(18)
Sale of common stock, net of offering costs	3,579	1,943
Net cash provided by financing activities	3,579	1,925
Net (decrease) increase in cash, cash equivalents and restricted cash	(683)	477
Cash, cash equivalents and restricted cash at beginning of year	8,595	8,118
Cash, cash equivalents and restricted cash at end of year	$7,912	$8,595

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,811	$1,973
Supplemental schedule of non-cash operating, investing and financing activities:
Transfer of property and equipment to inventories	$280	$307
Accrued equity issuance costs included in accounts payable	$25	$—
Write-off of contingent consideration to settlement gains	$1,176	$—
Write-off of intangible assets to settlement gains	$725	$—
Accrued exit fee recorded as debt discount	$—	$150
Accrued payment of contingent consideration	$—	$44
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$977

The accompanying notes are an integral part of these consolidated financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Background

STRATA Skin Sciences, Inc. (the “Company”) is a medical technology company dedicated to developing, commercializing and marketing innovative products for the treatment of dermatologic conditions. Its products include the XTRAC® excimer lasers and VTRAC® lamp systems utilized in the treatment of psoriasis, vitiligo and various other skin conditions. In January 2022, the Company acquired the TheraClear® Acne Therapy System to broaden its opportunities with expansion potential in the acne care market. The Company markets the device under the brand name TheraClear® X.

The Company’s shares of common stock were delisted from The Nasdaq Capital Market at the opening of business on February 19, 2026 and are now quoted over the counter (“OTC”). See Note 16 for additional information.

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

Impact of Middle East Conflict

In early 2026, geopolitical tensions in the Middle East escalated significantly, including military conflict involving the U.S., Israel and Iran. While the situation remains fluid and continues to evolve, these developments have contributed to increased regional instability, including disruptions to airspace and heightened volatility in global energy markets. Although the Company has not experienced a material impact on its operations as of the date of issuance of these consolidated financial statements, continued or expanded conflict in the region could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, which in turn could impact the Company’s business and results of operations.

Liquidity and Going Concern

The Company has historically experienced recurring losses and has been dependent on raising capital from the sale of securities in order to continue to operate. In October 2021, the Company entered into an equity distribution agreement with an investment bank under which, as of December 31, 2025, the Company could sell up to an additional $5.1 million of its common stock in registered “at-the-market” offerings, subject to certain limitations. As of the date that the consolidated financial statements were issued, the Company may not sell any of its shares of common stock under the equity distribution agreement because it deregistered the unsold shares following the delisting of its common stock.

Management has evaluated the Company’s ability to meet its financial obligations as they become due within the next 12 months following the issuance of these consolidated financial statements. The delisting of the Company’s shares constitutes an event of default under the Senior Term Facility (see Note 10), which has continued through the date of issuance of these consolidated financial statements. The lender reserves any and all rights and remedies available to it under the Senior Term Facility, including, without limitation, its right to choose to accelerate the debt and seek immediate repayment in full. As a result, all of the Company’s long-term debt has been classified as current in the consolidated balance sheet, resulting in negative working capital. This, combined with its history of operating losses, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that the consolidated financial statements were issued. Specifically, the Company’s ability to meet its obligations and continue operations is dependent upon regaining compliance with its debt covenants, modifying its existing debt facility, or successfully securing additional sources of liquidity and financing, as well as addressing other challenges, including market conditions that may negatively impact its ability to access capital. These conditions include, but are not limited to, potential future pandemics, changes in U.S. trade policies, supply chain disruptions, customer behavior, and rising interest rates, and could interfere with the Company’s ability to access financing and on favorable terms.

Management is actively evaluating various strategies to address the Company’s liquidity concerns, including exploring financing alternatives and pursuing other strategic initiatives. However, there can be no assurance that these efforts will be successful or sufficient to mitigate the substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation:

Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and Photomedex India Private Limited, its wholly-owned subsidiary in India. No operating activities have occurred within the Company’s subsidiary as of and during the years ended December 31, 2025 and 2024.

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

The Company had one customer, an international distributor, from which it primarily earns dermatology procedures equipment revenues, that accounted for 10% or more of the Company’s revenues for each of the years ended December 31, 2025 and 2024. Revenues from this customer were $3.4 million and $4.1 million, or 10.9% and 12.1%, of total net revenues during the years ended December 31, 2025 and 2024, respectively. There were no accounts receivable associated with this customer as of December 31, 2025 and 2024. Accounts receivable associated with two other customers as of December 31, 2025 and 2024, each of which accounted for 10% or more of the Company’s net accounts receivable, was $1.3 million and $2.2 million, or 31.1% and 42.2%, of net accounts receivable as of December 31, 2025 and 2024, respectively.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of credit card transactions with settlement terms of less than five days.

Restricted Cash

As discussed more fully in Note 11, the Company was required to post an appellate bond for $1.3 million in the form of cash collateral with respect to a sales tax determination by the State of New York Tax Appeals Tribunal (“Tribunal”), which was recorded as restricted cash on the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2025, the state of New York executed on the appellate bond. There is no restricted cash as of December 31, 2025.

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024

Cash and cash equivalents	$7,912	$7,261
Restricted cash	—	1,334
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$7,912	$8,595

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily relate to amounts due from customers, which are typically due within 30 to 90 days from invoice date. The Company provides credit to its customers in the normal course of business and maintains allowances for expected credit losses over the remaining contractual lives of its receivables, considering customer financial condition, historical loss experience with customers, current market economic conditions and forecasts of future economic conditions when appropriate. The Company does not require collateral or other security for accounts receivable. The Company also maintains allowances for estimated losses resulting from amounts deemed to be uncollectible from its customers. These allowances are for specific amounts on certain customer accounts based on facts and circumstances determined on a case-by-case basis. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. The Company does not recognize interest accruing on accounts receivable past due.

The activity in the allowance for credit losses is summarized as follows (in thousands):

	December 31,
	2025	2024

Balance, beginning of year	$433	$222
Provision for expected losses	134	(179)
Write-offs charged against the allowance	(16)	141
Other adjustments	—	249
Balance, end of year	$551	$433

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

The Company performs its goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In conjunction with the annual budgeting process during the fourth quarter of 2025, the Company reduced its overall project earnings, primarily as a result of tariffs and uncertainty caused by U.S. trade policies. Similarly, in conjunction with the annual budgeting process during the fourth quarter of 2024, the Company reduced its overall projected earnings. As a result, the Company bypassed the qualitative assessments of goodwill impairment and performed quantitative assessments by comparing the fair value of each reporting unit with its carrying amount. The Company recorded no impairment charge during the year ended December 31, 2025 and a $4.3 million impairment charge related to goodwill during the year ended December 31, 2024, which was the amount of the excess of the carrying value of the dermatology recurring procedures reporting unit over its fair value. The impairment charge for 2024 is included in impairment of goodwill within the consolidated statement of operations and was primarily driven by a decline in projected cash flows, including revenues and profitability. During 2025 and 2024, the fair values of the reporting units were determined using both a market and income approach, with the market approach given a 25% weighting and the income approach given a 75% weighting. Significant assumptions used in the income approach include growth and discount rates, profit margins and the Company’s weighted average cost of capital. Historical performance and management estimates of future performance were used to determine profit margins and growth rates.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets and Intangibles

The Company reviews its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, less costs to sell. The Company did not record any charges related to asset impairment during the years ended December 31, 2025 and 2024.

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

The activity in the warranty accrual during the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	December 31,
	2025	2024

Balance, beginning of year	$315	$303
Additions	100	156
Expirations and claims satisfied	(195)	(144)
Total	220	315
Less current portion within accrued expenses and other current liabilities	(157)	(213)
Balance within deferred revenues and other liabilities	$63	$102

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s consolidated balance sheets.

Contingent Consideration

In January 2022, the Company acquired certain assets related to the TheraClear devices from Theravant Corporation (“Theravant”). Theravant was eligible to receive future earnout payments upon the achievement of certain net revenue, gross profit and commercialization milestones (see Note 11). Due to uncertainties associated with the development of a new product line and the use of estimates and assumptions to determine the fair value of the contingent consideration, the amount ultimately paid in connection with the earnout may differ from the estimated fair value at the acquisition date. As the transaction was accounted for as an asset acquisition, a revaluation of the contingent consideration was only required if there was a significant change to the underlying valuation assumptions. The contingent consideration was adjusted upon resolution of the contingency and when the consideration was paid or became payable. Any difference between the cash payment and the amount accrued for contingent consideration resulted in an adjustment to the technology intangible asset. Contingent consideration expected to be paid within the next year is classified as current on the consolidated balance sheets.

During the year ended December 31, 2024, there were no significant changes to the Company’s projections of expected revenues and gross profits to be earned from TheraClear devices and, as such, the Company did not revalue the contingent consideration. During the year ended December 31, 2025, the Company was released from its outstanding obligations for contingent consideration and as a result the liability was derecognized (see Note 8).

Revenue Recognition

Revenues from the Company’s dermatology recurring procedures customers are earned by providing physicians with its laser products and charging the physicians a fee for a fixed number of treatment sessions or a fixed fee for a specified period of time not to exceed an agreed upon number of treatments; if that number is exceeded additional fees will have to be paid. The placement of the laser products at physician locations represents embedded leases which are accounted for as operating leases. For the lasers placed-in service under these arrangements, the terms of the domestic arrangements are generally 36 months with automatic one-year renewals and include a termination clause that can be effected at any time by either party with 30 to 60 days’ notice. Amounts paid are generally non-refundable. Sales of access codes for a fixed number of treatment sessions are considered variable treatment code payments and are recognized as revenue ratably over a 30 or 60 day period. Sales of access codes for a specified period of time are recognized as revenue on a straight-line basis as the lasers are being used over the term specified in the agreement. Variable treatment code payments that will be paid only if the customer exceeds the agreed upon number of treatments are recognized only when such treatments are being exceeded and used. Internationally, the Company generally sells access codes for a fixed amount on a monthly basis to its distributors and the terms are generally 48 months, with termination in the event of the customers’ failure to remit payments timely, and include a potential buy-out at the end of the term of the contract. Currently, this is the only foreign recurring revenue. Prepaid amounts recorded in deferred revenue and customer deposits recorded in accounts payable are recognized as revenue over the lease term in the patterns described above. Pricing is fixed with the customer. With respect to lease and non-lease components, the Company adopted the practical expedient to account for the arrangement as a single lease component.

Revenues from the Company’s dermatology procedures equipment are recognized when control of the promised goods or services is transferred to its customers or distributors, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Accordingly, the Company determines revenue recognition through the following steps:

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

The following table presents the Company’s net revenues disaggregated by dermatology recurring procedures and dermatology procedures equipment (in thousands):

	Year Ended December 31,
	2025	2024

Dermatology recurring procedures	$21,478	$21,171
Dermatology procedures equipment	9,218	12,391
Total net revenues	$30,696	$33,562

The following table summarizes the Company’s expected future undiscounted fixed treatment code payments from international dermatology recurring procedures, the Company’s only long-term arrangements, as of December 31, 2025 (in thousands):

Years ending December 31:
2026	$1,983
2027	1,798
2028	1,236
2029	266
$5,283

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the potential obligation to perform under extended warranties and service contracts but exclude any dermatology procedures equipment accounted for as leases. As of December 31, 2025 and 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $0.3 million and $0.5 million, respectively, and the Company expects to recognize $0.2 million and $0.2 million, respectively, of the remaining performance obligations within one year and the remainder over one to three years. Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, the Company does not have any contract assets which have not transferred to a receivable.

Contract liabilities primarily relate to extended warranties and service contracts where the Company has received payments but has not yet satisfied the related performance obligations. The allocations of the transaction price are based on the price of standalone warranty contracts sold in the ordinary course of business. The advance consideration received from customers for the warranty services is a contract liability that is recognized ratably over the warranty period. As of both December 31, 2025 and 2024, the $0.2 million of short-term contract liabilities is presented as deferred revenues and the $0.1 million and $0.3 million of long-term contract liabilities, respectively, is presented within deferred revenues and other liabilities on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively, as revenue from amounts classified as contract liabilities (i.e. deferred revenues) as of December 31, 2024 and 2023.

With respect to contract acquisition costs, the Company applies the practical expedient and expenses these costs immediately.

Engineering and Product Development

Engineering and product development costs associated with research, new product development and product redesign are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and marketing expenses within the Company’s consolidated statements of operations. The Company recognized advertising costs of $0.8 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the requisite service period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected term of the options and stock price volatility. The Company accounts for forfeitures of stock option awards as they occur. The estimated fair value of restricted stock awards is equal to the Company’s common stock price at the grant date. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of stock-option awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

The Company recognizes the tax effects of uncertain tax positions only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded. The Company has no uncertain tax positions as of December 31, 2025. The Company includes interest and penalties related to income tax obligations within income tax expense. The Company’s tax years are still under open status from 2022 to present.

Employee Retention Credit

The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $7.0 thousand of credit for each employee based on qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are any wages paid to an employee (for employers that averaged fewer than 100 full-time employees in 2019) or the wages paid to an employee for the time that the employee is providing and not providing services (for employers that averaged more than 500 full-time employees in 2019) due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. The Company recognized $0.9 million of ERC upon receipt as other income in the consolidated statement of operations for the year ended December 31, 2024. There was no such activity for the year ended December 31, 2025.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024

Stock options	725,726	521,726
Common stock warrants	80,000	80,000
Restricted stock units	2,265	2,265
	807,991	603,991

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance in ASU 2023-09 for the year ended December 31, 2025, and it is being applied prospectively to its consolidated financial statement disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets by allowing the election of a practical expedient to assume that the current conditions as of the consolidated balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years. Early adoption is permitted. If adopted in an interim period, entities are required to apply the new guidance as of the beginning of the annual reporting period that includes such interim period. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which clarifies the guidance in Topic 270 to improve the consistency of interim financing reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance in this ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

3. Revision of Previously Issued Consolidated Financial Statements

Revisions

During the third quarter of 2025, the Company identified an error in its methodology for accruing sales tax liabilities that had resulted in a cumulative overstatement of accrued expenses and sales tax expense. The overstatement of accrued expenses resulted in an understatement of the carrying value of the dermatology recurring procedures reporting unit. During the years ended December 31, 2023 and 2024, the Company recorded impairment charges for the excess of the carrying value of the dermatology recurring procedures reporting unit over its fair value. The understatement of the carrying value for this reporting unit, as a result of the overstatement of accrued expenses and sales tax expense, resulted in an additional goodwill impairment charge for the years ended December 31, 2023 and 2024. The error had no net impact on accumulated deficit as of January 1, 2024, but impacted subsequent quarterly and annual reporting periods through June 30, 2025. The Company assessed the materiality of the error on prior period consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins No. 99 and No. 108, as codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, in consideration of both quantitative and qualitative factors, the Company concluded that the error is not material to any previously presented interim or annual financial statements. The Company revised its financial statements for the periods impacted.

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
Notes to Consolidated Financial Statements
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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the presentation of foreign revenues within the Company’s business and geographical reporting segment disclosures and the classification of certain international service fees between cost of revenues and selling and marketing expenses. These reclassifications had no impact on the previously reported total foreign revenues or loss from operations by reporting segment in the consolidated financial statements. The amounts for total operating expenses “As Previously Reported” above include the impact of the international service fees reclassification.

4. Fair Value Measurements

The carrying values of cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, and accounts payable on the Company’s consolidated balance sheets approximated their fair values as of December 31, 2025 and 2024 due to their short-term nature. The carrying value of the Company’s Senior Term Facility (see Note 10) approximated its fair value as of December 31, 2025 and 2024 due to its variable interest rate.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2025	2024

Raw materials and work-in-process	$2,601	$2,041
Finished goods	213	205
	$2,814	$2,246

Due to the expiration of extended warranty service contracts that were assumed in August 2021 in connection with the acquisition of Pharos laser system products, the Company wrote off $0.2 million of inventories that were no longer needed for warranty purposes during the year ended December 31, 2024, which is included in cost of revenues in the consolidated statement of operations.

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024

Lasers placed-in-service	$34,725	$33,489
Equipment, computer hardware and software	300	300
Furniture and fixtures	240	240
Leasehold improvements	77	87
Lasers-in-process	2,189	2,093
	37,531	36,209
Less: accumulated depreciation and amortization	(28,567)	(26,148)
	$8,964	$10,061

During September 2025, the Company entered into a settlement and mutual release agreement with a supplier to resolve outstanding obligations related to the manufacture of property and equipment. Under the terms of the settlement, the Company paid $0.1 million for approximately $0.8 million of property and equipment, and both parties were released from any and all claims, asserted or unasserted, arising from the related purchase order and service agreement. The transaction resulted in the recognition of a gain of $0.7 million, which is reflected within settlement gains in the accompanying consolidated statements of operations.

The Company recorded depreciation and amortization expense of $2.9 million and $3.0 million during the years ended December 31, 2025 and 2024, respectively.

7. Leases

The Company recognizes right-of-use assets (“ROU assets”) and operating lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than 12 months. The Company adopted the short-term accounting election for leases with a duration of less than one year. The Company leases its facilities and certain IT and office equipment under non-cancellable operating leases. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms ranging from one to four years. In March 2024, the Company terminated the existing lease for its California facility and concurrently executed a new lease that effectively extended the term of the lease for five years, which has been accounted for as a lease modification. The ROU asset and operating lease liability were remeasured at the modification date, resulting in an increase to both balances of $1.0 million during the year ended December 31, 2024. There were no lease modifications during the year ended December 31, 2025.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Operating lease costs were $0.5 million for each of the years ended December 31, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the weighted average incremental borrowing rate was 12.70% and 12.18%, respectively, and the weighted average remaining lease term was 3.6 years and 4.1 years, respectively.

The following table summarizes the Company’s operating lease maturities as of December 31, 2025 (in thousands):

Years ending December 31:
2026	$334
2027	290
2028	301
2029	232
Total remaining lease payments	1,157
Less: imputed interest	(238)
Total lease liabilities	$919

With respect to lease and non-lease components, the Company adopted the practical expedient to account for the lessee arrangement as a single lease component.

8. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Book Value

Core technology	$5,700	$(5,700)	$—
Product technology	2,000	(2,000)	—
Customer relationships	6,900	(6,900)	—
Tradenames	1,500	(1,500)	—
Pharos customer lists	5,314	(1,937)	3,377
	$21,414	$(18,037)	$3,377

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Book Value

Core technology	$5,700	$(5,415)	$285
Product technology	4,808	(3,984)	824
Customer relationships	6,900	(6,555)	345
Tradenames	1,500	(1,425)	75
Pharos customer lists	5,314	(1,495)	3,819
	$24,222	$(18,874)	$5,348

In October 2025, the Company entered into a Settlement and Mutual Release Agreement (“Theravant Settlement”) with Theravant, from which it purchased the TheraClear devices in 2022, pursuant to which the Company was released from its outstanding obligations for contingent consideration. In the fourth quarter of 2025, the Company derecognized its liability for contingent consideration of $1.2 million and wrote off the related product technology intangible asset, which had a carrying value of $0.7 million. The transaction resulted in the recognition of a gain of $0.4 million, which is reflected within settlement gains in the consolidated statement of operations.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company recorded amortization expense of $1.2 million and $2.0 million during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the estimated future amortization expense for the above intangible assets for the next five years (in thousands):

Years ending December 31:
2026	$443
2027	$443
2028	$443
2029	$443
2030	$443

Goodwill consists of the following (in thousands):

	December 31,
	2025	2024

Dermatology recurring procedures segment	$584	$584
Dermatology procedures equipment segment	845	845
	$1,429	$1,429

The Company recognized no goodwill impairment charge during the year ended December 31, 2025, and a goodwill impairment charge of $4.3 million during the year ended December 31, 2024 related to the dermatology recurring procedures segment primarily driven by a decline in projected cash flows, including revenues and profitability (see Note 2).

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024

State sales, use and other taxes	$3,757	$5,142
Compensation and related benefits	1,913	1,781
Warranty obligations	157	213
Professional fees and other	328	228
	$6,155	$7,364

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

On November 12, 2025, the Company entered into Amendment No. 6 to the credit and security agreement (the “Sixth Amendment” and, as amended to date, the “Senior Term Facility”). The Sixth Amendment provides, among other things, that there shall be no measurement of net revenue for purposes of calculating financial covenant compliance for the quarterly period ended September 30, 2025, and continuing thereafter through the quarterly period ending September 30, 2026 (the “Pause Period”). The Sixth Amendment further provides that commencing with the first quarterly period ending after September 30, 2026, and for each quarterly period thereafter, the Company shall not permit net revenue for any applicable quarterly period, as tested quarterly on the last day of the applicable quarter to be less than the minimum revenue required by the credit and security agreement for such quarter.

The Senior Term Facility provides for a senior secured term loan facility of up to $20.0 million, of which $8.0 million was drawn by the Company on September 30, 2021 (“Credit Facility #1”), $7.0 million was drawn by the Company on June 30, 2023 (“Credit Facility #2”), and an additional $5.0 million tranche (“Credit Facility #3”) was available to be drawn by the Company if its Dermatology Recurring Procedures Revenue (as defined in the Senior Term Facility) for the preceding 12 calendar months (ending on the last day of the calendar month for which a compliance certificate is delivered) was greater than or equal to $30.0 million (such condition, the “Applicable Funding Condition”). The Company did not meet the Applicable Funding Condition and Credit Facility #3 is no longer available to the Company. All borrowings are secured by substantially all of the Company’s assets.

Borrowings under the Senior Term Facility bear interest at a rate per annum equal to the sum of (a) the greater of (i) the sum of (A) 30-day forward-looking term rate of one month SOFR, as published by CME Group Benchmark Administration Limited, from time to time, plus (B) 0.10%, and (ii) the applicable floor rate of 3.50%, with such sum reset monthly, and (b) 7.50%. The effective interest rate of the Senior Term Facility as of December 31, 2025 and 2024 was 12.48% and 13.16%, respectively. The Company is obligated to make interest-only payments (payable monthly in arrears) through June 1, 2026. Commencing on July 1, 2026 and continuing for the remaining 24 months of the facility, the Company will be required to make monthly interest payments and monthly principal payments based on a straight-line amortization schedule set forth in the Senior Term Facility, subject to certain adjustments as described in the Senior Term Facility. The final maturity date under the Senior Term Facility is June 1, 2028, unless earlier terminated. The Senior Term Facility requires the Company to dedicate 100% of certain insurance proceeds to the prepayment of the outstanding term loan, subject to certain exceptions and net of certain expenses and repayments.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company may voluntarily prepay the outstanding term loan under the Senior Term Facility, with such prepayment in an amount of at least $5.0 million, at any time upon 30 days’ written notice. Upon prepayment, the Company will be required to pay a prepayment fee equal to (i) 2.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made between 24 months and 36 months after February 20, 2024, or (ii) 1.00% of the outstanding principal prepaid or required to be prepaid (whichever is greater), if the prepayment is made after 36 months after February 20, 2024 and prior to the maturity date.

The Senior Term Facility contains certain customary representations and warranties, affirmative covenants and conditions, as well as various negative covenants. Further, the Senior Term Facility contains (a) a quarterly financial covenant that requires the Company to not have less than $33.0 million of net revenue for the trailing 12-month period as of December 31, 2026 and, for periods ending after December 31, 2026, such net revenue as determined in good faith by MidCap, which shall not be less than the applicable minimum net revenue amount for the immediately preceding period and $33.0 million, and (b) a minimum of unrestricted cash (as defined in the Senior Term Facility), at all times, of not less than $3.0 million. As of December 31, 2025, there were no financial covenants in effect under the Senior Term Facility due to the Pause Period provided by the Sixth Amendment.

Upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, (i) suspend or terminate the term loan commitment and MidCap and the other lenders’ obligations with respect thereto, and (ii) by notice to the Company, declare all or any portion of the obligations under the Senior Term Facility to be immediately due and payable. In addition to MidCap’s other rights and available remedies, but subject to applicable cure periods, upon the occurrence and during the continuance of an event of default, MidCap may, and at the direction of a requisite percentage of the lenders must, terminate the Senior Term Facility. As discussed in Note 1. Organization and Nature of Business, the Company’s common stock was delisted from The Nasdaq Capital Market in February 2026, which is an event of default under the Senior Term Facility. The event of default has not been cured as of the date of issuance of these consolidated financial statements and, accordingly, the Company has classified the entire outstanding principal balance as a current liability in the consolidated balance sheet as of December 31, 2025.

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

The Prior Warrant allowed the Warrantholder, an affiliate of the lender, to purchase 37,362 shares of the Company’s common stock at an exercise price equal to $18.20 per share for a 10-year period ending September 30, 2031. Pursuant to, and in accordance with, the terms and conditions of the A&R Warrant, which amended and restated the Prior Warrant, the Warrantholder can purchase 80,000 shares of the Company’s common stock at an exercise price equal to $8.80 per share for a 10-year period ending on June 30, 2033. Pursuant to the A&R Registration Rights Agreement, the Company registered the shares underlying the A&R Warrant effective August 18, 2023. The amendment of the warrant resulted in an increase in the fair value of the warrant, which was accounted for as a lender fee.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Fourth Amendment was accounted for as a debt modification, as the new loan is not considered substantially different from the existing loan. In connection with the Fourth Amendment, the Company increased the accrued exit fee, which is recorded as both a debt discount and an increase to the principal amount of debt, to $0.6 million. The debt discount, which also includes third party costs incurred in connection with the Third Amendment of $13.0 thousand, is being recognized as interest expense over the term of the Senior Term Facility using the effective-interest method. The unamortized debt discount was $0.3 million and $0.4 million as of December 31, 2025 and 2024, respectively. The Company recognized interest expense of $2.0 million during the year ended December 31, 2025, of which $0.2 million was related to the amortization of the debt discount. The Company recognized interest expense of $2.1 million during the year ended December 31, 2024, of which $0.1 million was related to the amortization of the debt discount.

Future minimum principal payments at December 31, 2025 are as follows (in thousands):

Years ending December 31:
2026	$15,000
15,000
Exit fee	600
15,600
Less: unamortized debt discount	(251)
15,349
Less: current portion of long-term debt	(15,349)
Long-term debt, net	$—

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

In the ordinary course of business, the Company is, from time to time, subject to audits performed by state taxing authorities. These actions and proceedings are generally based on the position that the arrangements entered into by the Company are subject to sales and use tax rather than exempt from tax under applicable law. The Company has outstanding assessments from the states of New York and California aggregating to $5.6 million including penalties and interest. The audits cover the period from August 2017 through February 2025.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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

On March 8, 2024, the Company received a decision from the Appellate Division ruling against it in the matter of its sales tax appeal, affirming the Tribunal’s ruling that the Company’s sale of XTRAC treatment codes is subject to sales tax. The Appellate Division concluded that, through the usage arrangements, the Company’s customers had possession of the laser devices and had a license and ability to use the laser devices. The Appellate Division also agreed with the Tribunal that the primary function analysis was not applicable in this matter. On April 11, 2024, the Company filed a motion for leave to appeal the Appellate Division’s decision to the New York State Court of Appeals (“Court of Appeals”). On October 22, 2024, in an unsigned one-line decision, the Court of Appeals denied the Company’s motion to appeal the Appellate Division ruling. Therefore, the adverse decision stands and New York executed on the appellate bond the Company posted for $1.3 million. As of December 31, 2025, the Company has a remaining accrual of $0.6 million including penalties and interest as a result of the Appellate Division ruling. The Company is in the administrative process of appeal with respect to the remaining $2.6 million of assessments in the state of New York. The Company believes that the Appellate Division ruling provides an avenue for challenging the pending audit periods and subsequent periods, provided the Company can show that the value of the equipment provided to customers is incidental to the overall value of the non-taxable services that are provided, or should be treated similarly to pharmaceutical treatments, which are generally exempt from sales tax.

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

Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all eligible employees who have met the minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of the employee’s contribution. For each of the years ended December 31, 2025 and 2024, the Company’s contributions to the plan were $0.3 million.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Contingent Consideration

In connection with the Company’s acquisition of certain assets related to the TheraClear devices, Theravant was eligible to receive up to $3.0 million in future earnout payments upon the achievement of certain annual net revenue milestones ($1.0 million of which was due upon the earlier of achieving a revenue target or July 2025), up to $20.0 million in future royalty payments based upon a percentage of gross profit from future domestic sales ranging from 10-20%, 25% of gross profit from international sales over the subsequent four-year period, and up to $0.5 million in future milestone payments upon the achievement of certain commercialization related targets. Pursuant to the Theravant Settlement executed in October 2025 (see Note 8), the Company was released from all obligations related to contingent consideration.

Royalty Payments

As additional consideration to the mutual releases contained within the Theravant Settlement, the Company will owe Theravant a royalty equal to 5% of sales of TheraClear® X devices, payable quarterly in arrears, starting on the later of January 1, 2027 or when the Company first achieves annual domestic revenue of more than $2.5 million from the sale or placement of TheraClear® X devices and ending on the first to occur of (i) the Company has paid aggregate royalties of $3.0 million to Theravant or (ii) the Company commercially launches a new TheraClear® X device and replaces the current TheraClear® X device (as defined in the Theravant Settlement). No royalties were incurred or considered probable of being incurred through December 31, 2025.

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue preferred stock with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. Other than the limitations on conversions to keep each such holder’s beneficial ownership below 9.99%, the terms of the Series C convertible preferred stock generally bestow the same rights to each holder as such holder would receive if they were common stock shareholders and are not redeemable by the holders, except that the Series C convertible preferred stock shares do not have voting rights. Each share of Series C convertible preferred stock has a stated value of $1.0 thousand and is convertible into shares of common stock at a conversion price equal to $26.90. No preferred shares were outstanding as of December 31, 2025 and 2024.

Common Stock

No shares were issued upon the vesting of restricted stock during the years ended December 31, 2025 and 2024.

In October 2021, the Company entered into an equity distribution agreement under which the Company could sell up to $11.0 million of its shares of common stock in registered “at-the-market” offerings. The shares were offered at prevailing market prices, and the Company paid commissions of up to 3.0% of the gross proceeds from the sale of shares sold through the Company’s agent, which may act as an agent and/or principal. In July 2024, the Company sold 665,136 shares of its common stock under the equity distribution agreement at an average purchase price of $3.16 per share for total gross and net proceeds of $2.1 million and $1.9 million, respectively. In September 2025, the Company sold 1,097,547 shares of its common stock under the equity distribution agreement at an average price of $2.20 per share for total gross and net proceeds of $2.4 million and $2.2 million, respectively. In October 2025, the Company sold an aggregate of 619,491 shares of its common stock under the equity distribution agreement at an average price of $2.30 per share for total gross and net proceeds of $1.4 million. As of December 31, 2025, the Company could sell up to an additional $5.1 million of its shares of common stock under the equity distribution agreement, subject to certain limitations. As of the date that the consolidated financial statements were issued, the Company may not sell any of its shares of common stock under the equity distribution agreement because it deregistered the unsold shares following the delisting of its common stock.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Common Stock Warrants

In September 2021 and in connection with entering into the Company’s Senior Term Facility (Note 10), the Company issued a warrant to purchase 37,362 shares of the Company’s common stock at an initial exercise price of $18.20 per share. The warrant was amended in June 2023 in connection with the execution of the Third Amendment to the Senior Term Facility. The amended warrant is to purchase 80,000 shares of the Company’s common stock at an exercise price equal to $8.80 per share. The warrant is equity classified and is exercisable at any time on or prior to the tenth anniversary of its amendment date. As of December 31, 2025, the warrant remains outstanding in its entirety.

13. Stock-Based Compensation

The Company’s 2016 Omnibus Incentive Stock Plan (“2016 Plan”), as amended, has reserved up to 1,303,265 shares of common stock for future issuance. As of December 31, 2025, there were 536,826 shares of common stock remaining available for issuance for awards under the 2016 Plan.

The Company measures share‑based awards at their grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the awards. The Company recorded share‑based compensation expense (for all awards and modifications, if any) in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024

Selling and marketing	$100	$7
General and administrative	543	420
	$643	$427

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2025 and 2024:

	Number of Shares Under Option Plan	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in years)

Outstanding at January 1, 2024	772,864	$11.07
Granted	70,000	$3.22
Forfeited and expired	(321,138)	$14.07
Outstanding at December 31, 2024	521,726	$8.16	7.88
Granted	238,000	$2.55
Forfeited and expired	(34,000)	$12.30
Outstanding at December 31, 2025	725,726	$6.13	7.89
Exercisable at December 31, 2025	317,251	$9.15	6.79
Vested and expected to vest at December 31, 2025	725,726	$6.13	7.89

The weighted‑average grant date fair value of options granted was $1.84 and $2.27 per share during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $0.8 million, which the Company expects to recognize over a weighted‑average period of approximately 2.53 years. The aggregate intrinsic value of options outstanding at December 31, 2024 was $8.0 thousand. There was no aggregate intrinsic value of options outstanding at December 31, 2025. Further, there was no aggregate intrinsic value of options exercisable and no options were exercised during the years ended December 31, 2025 and 2024.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2025 and 2024 was determined using the methods and assumptions discussed below.

•
The expected term of employee options is based on the observed and expected time to full-vesting, forfeiture and exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options expire up to a maximum of ten years from the date of grant.

•	The expected volatility is based on historical volatility of the Company’s common stock.

•	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

•	The expected dividend yield is none because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its shares of common stock.

For the years ended December 31, 2025 and 2024, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024

Expected term (in years)	6.5	6.46
Expected volatility	77.58%	77.93%
Risk-free rate	4.26%	3.91%
Dividend yield	0.00%	0.00%

Restricted Stock Units

Restricted stock units have historically been issued to certain board members. Activity in restricted stock units is summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2024	2,265	$10.30
Vested	(2,265)	$10.30
Unvested at December 31, 2024	—	$—

As of December 31, 2025, there were no unvested restricted stock units and there was no unrecognized compensation expense related to restricted stock units. No restricted stock units were granted, vested or forfeited during the year ended December 31, 2025.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
14. Income Taxes

Loss before income taxes was $6.2 million and $10.3 million for the years ended December 31, 2025 and 2024, respectively. All pretax loss was generated from operations within the United States.

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2025	2024

Current:
Federal	$—	$—
State	12	16
	12	16
Deferred:
Federal	—	(107)
State	—	(79)
	—	(186)
Provision for (benefit from) income taxes	$12	$(170)

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$—	$—
State
Texas	9	10
Cash paid for income taxes, net of refunds received	$9	$10

Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax liability for federal income taxes consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$49,215	$46,295
Intangible assets	2,114	2,308
Inventories	73	57
Reserves and accrued expenses	1,539	2,068
Stock-based compensation	220	162
Operating lease liabilities	242	305
Interest expense limitation carryover	1,270	1,024
Goodwill	318	239
Property and equipment	264	—
Gross deferred tax assets	55,255	52,458
Less: valuation allowance	(55,013)	(51,671)
	242	787
Deferred tax liabilities:
Property and equipment	—	(478)
Operating lease right-of-use assets	(242)	(309)
Gross deferred tax liabilities	(242)	(787)
Net deferred tax liability	$—	$—

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2025. The valuation allowance increased by $3.3 million during the year ended December 31, 2025. The Company does not have unrecognized tax benefits as of December 31, 2025 or 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes as follows (in thousands):

	December 31,
	2025	2024

Federal	$206,801	$203,490
State	$68,999	$62,819

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

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows in accordance with the adoption of ASU 2023-09, which became effective in the year ended December 31, 2025 (numbers in thousands):

	Year Ended December 31, 2025

Federal tax expense at statutory rate	$(1,312)	21.00%
State and local tax, net of federal benefit
California	—	—%
New York State	—	—%
New Jersey	—	—%
Florida	—	—%
Other	9	(0.15)%
Change in valuation allowance	738	(11.81)%
Nontaxable or nondeductible items
Nondeductible meal and entertainment expenses	97	(1.55)%
Nondeductible incentive stock option compensation	83	(1.33)%
Other	—	—%
Other adjustments
NOL expiration	476	(7.62)%
Other	(79)	1.27%
Effective income tax rate	$12	(0.19)%

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

Year Ended December 31, 2024

Federal tax expense at statutory rate	21.00%
State tax, net of federal benefit	(0.12)%
Permanent differences	(1.15)%
Other difference and true ups	(3.13)%
Change in valuation allowance	(14.94)%
Effective income tax rate	1.66%

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock repurchases. The provisions of the IRA did not have an impact on the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024, as the Company currently does not qualify as a large corporation for the 15% alternative minimum tax and there were no stock repurchases. The Company will monitor its operations for changes that could impact the applicability of the IRA provisions in future tax years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on the Company’s financial statements.

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
15. Business and Geographical Reporting Segments

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

The following tables present results of operations from the Company’s business segments for the periods indicated below (in thousands, except gross profit %):

Year Ended December 31, 2025	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Revenues, net	$21,478	$9,218	$30,696
Cost of revenues	8,164	4,651	12,815
Gross profit	13,314	4,567	17,881
Gross profit %	62.0%	49.5%	58.3%

Allocated expenses:
Engineering and product development	305	116	421
Selling and marketing	11,102	2,009	13,111
Unallocated expenses:
General and administrative	—	—	10,184
Settlement gains	—	—	(1,135)
Total allocated and unallocated expenses	11,407	2,125	22,581
Income (loss) from operations	1,907	2,442	(4,700)
Interest expense	—	—	(1,959)
Interest income	—	—	410
Income (loss) before provision for income taxes	$1,907	$2,442	$(6,249)

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Year Ended December 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Revenues, net	$21,171	$12,391	$33,562
Cost of revenues	7,799	6,541	14,340
Gross profit	13,372	5,850	19,222
Gross profit %	63.2%	47.2%	57.3%

Allocated expenses:
Engineering and product development	658	225	883
Selling and marketing	11,140	1,290	12,430
Impairment of goodwill	4,268	—	4,268
Unallocated expenses	—	—	10,896
Total allocated and unallocated expenses	16,066	1,515	28,477
(Loss) income from operations	(2,694)	4,335	(9,255)
Interest expense	—	—	(2,107)
Interest income	—	—	242
Other income	—	—	864
(Loss) income before benefit from income taxes	$(2,694)	$4,335	$(10,256)

For the years ended December 31, 2025 and 2024, depreciation and amortization by reportable segment were as follows (in thousands):

	Year Ended December 31,
	2025	2024

Dermatology recurring procedures	$3,817	$4,471
Dermatology procedures equipment	305	485
Unallocated expenses	1	12
Total	$4,123	$4,968

The following tables present the Company’s revenue disaggregated by geographical region for the years ended December 31, 2025 and 2024 (in thousands). Domestic refers to revenue from customers based in the United States, and foreign revenue is derived from the Company’s distributors primarily in Asia.

Year Ended December 31, 2025	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Domestic	$19,572	$1,012	$20,584
China	—	3,355	3,355
Middle East	—	1,896	1,896
Other foreign	1,906	2,955	4,861
Total	$21,478	$9,218	$30,696

STRATA Skin Sciences, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Year Ended December 31, 2024	Dermatology Recurring Procedures	Dermatology Procedures Equipment	Total

Domestic	$19,531	$1,357	$20,888
China	—	4,069	4,069
Middle East	—	2,766	2,766
Other foreign	1,640	4,199	5,839
Total	$21,171	$12,391	$33,562

As of December 31, 2025 and 2024, total assets by reportable segment were as follows (in thousands):

	December 31,
	2025	2024

Dermatology recurring procedures	$15,744	$20,521
Dermatology procedures equipment	6,102	5,081
Other unallocated assets	8,675	9,326
Total	$30,521	$34,928

Long-lived assets of $1.3 million were located in international markets, primarily Korea and Japan, as of both December 31, 2025 and 2024, with the remainder located in domestic markets.

16. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued.

As previously disclosed on August 22, 2025, the Company received a deficiency notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). On September 19, 2025, the Company submitted a plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement (the “Plan”). In response to the Plan, on October 13, 2025, Nasdaq provided the Company notice that Nasdaq had accepted the Plan and granted the Company an extension until February 16, 2026 to regain compliance with the Stockholders’ Equity Requirement. On February 9, 2026, the Company notified Nasdaq that it would not be able to satisfy the terms of the provided extension. As a result, on February 10, 2026, Nasdaq provided the Company notice that, unless it requested an appeal of the determination related to the Stockholders’ Equity Requirement, trading of its common stock would be suspended at the opening of business on February 19, 2026, and a Form 25-NSE would be filed with the SEC, which would remove its securities from listing and registration on The Nasdaq Capital Market. Pursuant to the foregoing, on February 19, 2026, the Company filed Form 15 removing its common stock from registration on The Nasdaq Capital Market. The Company’s shares of common stock are now quoted OTC. Additionally, the Company filed Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934. Pursuant to this filing, the Company has terminated its obligations to file periodic reports such as the 10-K and 10-Q with the SEC.

Subsequent events related to the delisting of the Company’s common stock have also been disclosed in Notes 1. Organization and Nature of Business and 10. Long-Term Debt. No other subsequent events have been identified that would have required adjustment or disclosure in the consolidated financial statements.